Form 10KSB
period 1999-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2000-03-06
CIK 840886

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                            OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from ___________________ to ___________________

                           Commission file number 0-28815
                                                 --------

                     FIRST LITCHFIELD FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                        06-1241321
-----------------------------------                      ---------------------
(State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                        Identification No.)

13 North Street, Litchfield, CT 06759                         06759
--------------------------------------                   ---------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code  (860)567-8752
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered

--------------------------------    --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [ X ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year.     $ 17,420,569
                                                               ----------------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $21,946,511
                                              -----------

         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares  outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.                   1,514,931
                                                                       ---------

         Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]

                                TABLE OF CONTENTS

PART I

         ITEM 1 - DESCRIPTION OF BUSINESS                                   1
         ITEM 2 - DESCRIPTION OF PROPERTY                                  16
         ITEM 3 - LEGAL PROCEEDINGS                                        18
         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF
                        SECURITY HOLDERS                                   18

PART II

         ITEM 5 - MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS                   19
         ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS                     23
         ITEM 7 - FINANCIAL STATEMENTS                                     36
         ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURE                              37

PART III

         ITEM 9 -  DIRECTORS AND EXECUTIVE OFFICERS                        37
         ITEM 10 - EXECUTIVE COMPENSATION                                  39
         ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT                44
         ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS                                    46
         ITEM 13 - EXHIBITS AND REPORTS ON
                           FORM 8-K                                        48

SIGNATURES                                                                 50
----------

                       Documents incorporated by reference.
                                      None

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business of the Company

         First Litchfield Financial Corporation, a Delaware corporation (the "Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was formed in 1988 and has one banking subsidiary, The First National Bank of Litchfield (the "Bank"), a national banking association organized under the laws of the United States. The Bank and its predecessors have been in existence since 1814. The principal executive office of the Company is located at 13 North Street, Litchfield, CT 06759, and the telephone number is (860) 567-8752. The Company owns all of the outstanding shares of the Bank. The Bank has one subsidiary, Lincoln Corporation, which is a Connecticut corporation. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted.

         The Bank engages in a wide range of commercial and personal banking activities, including accepting demand deposits, (including Money Market Accounts), accepting savings and time deposit accounts, making secured and unsecured loans to corporations, individuals, and others, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services. The business of the Bank is not significantly affected by seasonal factors.

         The Bank's lending services include commercial, real estate, and consumer installment loans. Revenues from the Bank's lending activities constitute the largest component of the Bank's operating revenues. The loan portfolio constitutes the major earning asset of the Bank and offers the best alternative for maximizing interest spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of various experienced loan officers and Bank directors. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

         The Bank's primary lending area generally includes towns located in Litchfield County.

         The Bank's Trust Department provides a wide range of personal and corporate trust and trust-related services, including serving as executor of estates, as trustee under testamentary and intervivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, and as escrow agent under various agreements.

         The Bank introduces new products and services as permitted by the regulatory authorities or desired by the public. In 1996, the Bank opened a supermarket branch in Price Chopper in Torrington, Connecticut which is open seven days a week, with extended hours and features a 24 hour automated teller machine. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet (www.fnbl.com). The Bank is now offering PC banking via the Internet at its Website.

Competition

         In Connecticut generally, and in the Bank's primary service area, there is intense competition in the commercial banking industry. The Bank's market area consists principally of towns located in Litchfield County, although the Bank also competes with other financial institutions in surrounding counties in Connecticut in obtaining deposits and providing many types of financial services. The Bank competes with larger regional banks for the business of companies located in the Bank's market area. The Bank also competes with savings and loan associations, credit unions, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Bank. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

         Changes in federal and state law have resulted in, and are expected to continue to result in, increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Bank operates, although it is not possible to predict the extent or timing of such increased competition.

Lending Activities

        The Bank's lending policy is designed to correspond with its mission of remaining a community-oriented bank. The loan policy sets forth accountability for lending functions in addition to standardizing the underwriting, credit and documentation procedures. The Bank's target market regarding lending is in the towns in which a Bank office is located and contiguous towns. The typical loan customer is an individual or small business which has a deposit relationship with the Bank. The Bank strives to provide an appropriate mix in its loan portfolio of commercial loans and loans to individual consumers.

Loan Portfolio

        The Bank's loan portfolio at December 31, 1999 - 1995 was comprised of the following categories based upon the nature of collateral:


                                              (Dollar Amounts in Thousands)
                                                      December 31,
                           ----------------------------------------------------------------

                               1999          1998         1997          1996          1995
                           --------      --------      --------      --------      --------
Commercial, Financial      $  8,064      $  4,804      $  5,680      $  5,055      $  5,078

Real Estate

   Construction               7,090         5,716         2,229         4,159         2,199

   Residential              115,392       112,859       105,489        96,441        88,274

   Commercial                19,822        16,555        17,326        14,982        11,680

Installment                  33,115        12,413        11,058         8,936         6,990

Other                           123            91            65           203           241
                           --------      --------      --------      --------      --------

      Total Loans          $183,606      $152,438      $141,847      $129,776      $114,462
                           ========      ========      ========      ========      ========

         The following table reflects the maturity and sensitivities of the Bank's loan portfolio at December 31, 1999.


                                     (Dollar Amounts in Thousands)

                                         After one
                            One year    year through   Due after      Total
                            or less     five years    five years      loans
                           --------      --------      --------      --------
Commercial, Financial      $  6,973      $    884      $    207      $  8,064

Real estate

   Construction               6,571           519            __         7,090

   Residential               17,580        15,679        82,133       115,392

   Commercial                 2,918         4,194        12,710        19,822

Installment                   9,427        18,456         5,232        33,115

Other                           123            __            __           123
                           --------      --------      --------      --------

Total Loans                $ 43,592      $ 39,732      $100,282      $183,606
                           ========      ========      ========      ========

         At  December  31,  1999  loans   maturing   after  one  year   included
approximately: $107,308,000 in fixed rate loans; and $32,706,000 in variable rate loans.


Investment Securities

         The primary objectives of the Bank's investment policy are to provide a stable source of interest income, to provide adequate liquidity necessary to meet short and long-term changes in the mix of its assets, to provide a means to achieve goals set forth in the Bank's interest rate risk policy and to provide a balance of quality and diversification to its assets. The available for sale portion of the investment portfolio is expected to provide funds when demand for acceptable loans increases and is expected to absorb funds when loan demand decreases.

         At December 31, 1999, the Bank's investment portfolio was $46,889,333 or 18% of total assets. There were no federal funds sold as of December 31, 1999.

         The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 1999 and 1998.


                                     (Dollar Amounts in Thousands)
                                     1999                          1998
                        ---------------------------  ---------------------------
                        Amortized Cost   Fair Value  Amortized Cost   Fair Value
                        --------------   ----------  --------------   ----------
Available-for-sale        $43,771          $42,700        $40,030        $40,209

Held-to-maturity            4,189            4,148          8,106          8,276
                          -------          -------        -------        -------
                          $47,960          $46,848        $48,136        $48,485
                          =======          =======        =======        =======

         The following tables present the maturity distribution of investment securities at December 31, 1999, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

Held-to-maturity

                                                   (Dollar Amounts in Thousands)

                                                Over One       Over Five                                                    Weighted
                                 One Year        Through         Through       Over Ten                                      Average
                                  Or Less     Five Years       Ten Years          Years    No Maturity          Total          Yield
                                  -------     ----------       ---------          -----    -----------          -----          -----
U.S. Treasury and
other U.S. Agencies
and Corporations                      ___            ___             ___            ___            ___            ___            ___

Mortgage-Backed Securities
                                  $ 3,946         $  202          $   41            ___            ___        $ 4,189          5.64%
                                  -------       --------         -------       --------        -------        -------       --------

Total                             $ 3,946         $  202          $   41            ___            ___        $ 4,189          5.64%
                                  =======       ========         =======        =======        =======       ========       ========
Weighted Average
Yield                               5.40%          9.56%           9.10%            ___            ___          5.64%            ___
                                  =======       ========         =======        =======        =======       ========       ========

Available-for-sale (1)

                                                Over One       Over five                                                    Weighted
                                 One Year        through         through       Over Ten                                      Average
                                  Or Less     Five Years       Ten Years          Years    No Maturity          Total          Yield
                                  -------     ----------       ---------          -----    -----------          -----          -----
U.S. Treasury and
other U.S. Agencies
and Corporations                  $ 2,000        $ 7,992         $14,500            ___            ___       $ 24,492          6.14%

Mortgage-Backed
Securities                         15,949          3,074             256            ___            ___         19,279          6.93%

Other                                 ___            ___             ___            ___            ___           ____           ____
                                  -------       --------         -------        -------        -------       --------       --------

Total                             $17,949       $ 11,066         $14,756           $___          $ ___       $ 43,771          6.48%
                                  =======       ========         =======        =======        =======       ========       ========

Weighted Average Yield              6.76%          6.18%           6.37%            ___            ___          6.48%            ___
                                  =======       ========         =======        =======        =======       ========       ========

Total Portfolio                   $21,895       $ 11,268         $14,797            ___            ___       $ 47,960          6.41%
                                  =======       ========         =======        =======        =======       ========       ========

Total Weighted Average
Yield                               6.52%          6.24%           6.38%            ___            ___          6.41%            ___
                                  =======       ========         =======        =======        =======       ========       ========

(1) Dollars shown at amortized cost amounts

Deposits

         The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 1999, 1998 and 1997.

                                                    (Dollar Amounts in Thousands)

                                  1999                      1998                         1997
                             ------------------------------------------------------------------------
                             Average       Average     Average       Average      Average     Average
                             Balance       Rate        Balance       Rate         Balance     Rate
                             ------------------------------------------------------------------------
 Non-interest bearing
   demand deposits           $ 32,627          ___     $ 27,504        ___      $ 23,499        ___

 Now and Money market

   account deposits            68,911         2.46%      63,701       2.54%       60,475       2.48%

 Savings deposits              10,736         2.45        9,277       2.45         8,760       2.45

 Time deposits                 80,622         4.97       89,059       5.60        85,487       5.74
                             ------------------------------------------------------------------------
      Total deposits         $192,896         3.09%   $ 189,541       3.60%    $ 178,221       3.72%
                             ========================================================================


               Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 1999 are scheduled to mature as follows:



                  (Dollar Amounts in Thousands)

Three months or less                                      $ 6,963

Over three, through six months                              2,309

Over six, through twelve months                             4,549

Over twelve months                                          2,982
                                                     --------------
Total                                                    $ 16,803
                                                     ==============

Return on Equity and Assets

         The following table summarizes various operating ratios of the Company for the past three years:

                                                         Years ended December 31,
                                                   ----------------------------------
                                                   1999            1998          1997
                                                   ----            ----          ----
Return on average total
assets (net income divided by average total
assets)                                              .75%           .74%          .81%

Return on average
shareholders' equity (net
income divided by
average shareholders' equity)                      11.92          11.25         12.21

Equity to assets (average
shareholders' equity as a
percent of average total assets)                    6.36           6.56          6.61


Dividend Payout ratios                             32.81          35.40         32.32


Asset/Liability Management

         A principal objective of the Bank is to reduce and manage the exposure of changes in interest rates on its results of operations and to maintain an approximate balance between the interest rate sensitivity of its assets and liabilities within acceptable limits. While interest-rate risk is a normal part of the commercial banking activity, the Bank desires to minimize its effect upon operating results. Managing the rate sensitivity embedded in the balance sheet can be accomplished in several ways. By managing the origination of new assets and liabilities, or the rollover of the existing balance sheet assets, incremental change towards the desired sensitivity position can be achieved. Hedging activities, such as the use of interest rate caps, can be utilized to create immediate change in the sensitivity position.

         The Bank monitors the relationship between interest earning assets and interest bearing liabilities by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Bank's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing liabilities maturing or repricing and the amount of interest-earning assets maturing or repricing for the same period of time. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to increase net interest income. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to adversely affect net interest income.

         The information presented in the interest sensitivity table is based upon a combination of maturities, call provisions, repricing frequencies, prepayment patterns and Management judgment. The distribution of variable rate assets and liabilities is based upon the repricing interval of the instrument. Management estimates that less than 20% of savings products are sensitive to interest rate changes based upon analysis of historic and industry data for these types of accounts.

         The following table summarizes the repricing schedule for the Bank's assets and liabilities and provides an analysis of the Bank's periodic and cumulative GAP positions.

                            (Dollar Amounts in Thousands)
                               As of December 31, 1999
                                    Repriced Within

                                          Under 3          4 to 12          1 to 5          Over 5
                                          Months           Months           Years            Years
                                          ------           ------           -----            -----
Securities available-for-sale            $  7,580         $ 10,162         $ 10,961         $ 13,997

Securities held-to-maturity                 1,081            2,865              202               41

Loan Portfolio                             34,905           33,405           53,190           62,106

Other                                          __               __               __            2,182
                                          --------         --------         --------        --------
Total interest earning assets              43,566           46,432           64,353           78,326
                                          --------         --------         --------        --------

Interest-bearing liabilities

  Money Market                             32,644               __               __           11,467

   Savings                                    ___               __               __           36,557

   Time                                    25,771           32,424           24,380              ___

Total interest-bearing deposits            58,415           32,424           24,380           48,024

Borrowed funds                             36,730              ___            5,000              ___

Collateralized borrowings                     ___              830              ___              ___
                                                           --------         --------        --------

Total interest-bearing liabilities         95,145           33,254           29,380           48,024
                                          --------         --------         --------        --------

Periodic gap                             $(51,579)        $ 13,178         $ 34,973         $ 30,302

Cumulative gap                           $(51,579)        $ (38,401)       $ (3,428)        $ 26,874
                                          ========         ========         ========         ========

Cumulative gap as a percentage of
total earning assets                       (22.17%)         (16.50%)           1.47%           11.55%
                                          ========         ========         ========         ========

                                      -8-

Supervision and Regulation

         The Bank is chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation ("FDIC").

         The Company is a bank holding company within the meaning of the Bank Holding Company Act ("BHC Act)," is registered as such with and is subject to the supervision of the Federal Reserve Board ("FRB"). The Company, as a bank holding company, is also subject to the Connecticut Bank Holding Company laws. Certain legislation and regulations affecting the business of the Company and the Bank are discussed below.

General

         As a bank holding company, the Company is subject to the BHC Act. The Company reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the Company's subsidiaries, which includes the Bank.

     The FRB requires the Company to maintain certain levels of capital. See "Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, violates certain laws, regulations, or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

         Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of, any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank, or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the FRB's approval.

         The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

         Transactions between the Company, the Bank and any future subsidiaries of the Company are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

Capital Standards

         The FRB, OCC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

         A banking  organization's  risk-based  capital  ratios are  obtained by
dividing  its  qualifying  capital  by  its  total   risk-adjusted   assets  and
off-balance sheet items. The regulators measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of limited amounts of the allowance for loan losses, unrealized gains on equity securities and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         The following table presents the capital ratios for the Company and the Bank as of December 31, 1999:

                                                                        Minimum
                                                                      Regulatory
                                       The Company's    The Bank's      Capital
                                          Ratio           Ratio          Level
                                          -----           -----          -----

RISK-BASED CAPITAL RATIO:

         Total Capital.............       10.62%         10.54%           8%

         Tier 1 Capital...........         9.97%          9.89%           4%

TIER 1 LEVERAGE CAPITAL RATIO:             6.23%          6.22%           4%



Prompt Corrective Action and Other Enforcement Mechanisms

         Each federal banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         An insured depository institution generally is classified in the following categories based on capital measures indicated below:

         "Well-Capitalized":

                  Total  risk-based  capital of 10% or more;
                  Tier 1 risk-based ratio capital of 6% or more; and Leverage ratio of 5% or more.

         "Adequately Capitalized":

                  Total  risk-based  capital of at least 8%;
                  Tier 1 risk-based capital of at least 4%; and Leverage ratio of at least 4%.

         "Undercapitalized":

                  Total  risk-based  capital  less  than  8%
                  Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.

         "Significantly Undercapitalized":

                  Total  risk-based  capital  less  than  6%
                  Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%

         "Critically Undercapitalized":

                  Tangible equity to total assets less than 2%.

         An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action.

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. The Company and the Bank are classified as "well-capitalized" under the above guidelines.

Safety and Soundness Standards

         The federal banking agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3)
credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality and earnings; (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss; and (9) year 2000 issues. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency.

Restrictions on Dividends and Other Distributions

         The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. Federal Law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

         The Company's ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Company. The ability of the Bank to pay dividends is subject to restrictions set forth in the National Banking Act and regulations of the OCC. See "Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters" herein.

         Additionally, a bank may not make any capital distribution, including the payment of dividends, if, after making such distribution, the bank would be in any of the "under- capitalized" categories under the OCC's Prompt Corrective Action regulations.

         The OCC also has the authority to prohibit the Bank from engaging in business practices which the OCC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the OCC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

FDIC Insurance

         The Bank's deposits are insured through the Bank Insurance Fund of the FDIC up to a maximum of $100,000 per separately insured depositor.

Inter-Company Borrowings

         Bank holding companies are also restricted as to the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another or engage in certain other transactions. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts.

         "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the FRB), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Effects of Government Policy

         Legislation adopted in recent years has substantially increased the scope of regulations applicable to the Bank and the Company and the scope of regulatory supervisory authority and enforcement power over the Bank and the Company.

         Virtually every aspect of the Bank's business is subject to regulation with respect to such matters as the amount of reserves that must be established against various deposits, the establishment of branches, reorganizations, nonbanking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         The descriptions of the statutory provisions and regulations applicable to banks and bank holding companies set forth above do not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Bank and the Company are difficult to determine.

         After decades of debate, in November of 1999, Congress passed and President Clinton signed legislation which repealed the restrictions that prohibited most affiliations among banking, securities, and insurance firms. The new law, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S.

900), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies will be subject to oversight by the FRB, in addition to other regulatory agencies. Under the financial holding company structure, banks will have a less-restricted ability to purchase or establish broker/dealer subsidiaries, as well as the option to purchase insurance companies. Additionally, for the first time, securities and insurance firms will be permitted to purchase full-service banks.

         As a general rule, the individual entities within a financial holding company structure will be regulated according to the type of services provided - functional regulation. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries will have to deal with several regulatory agencies (e.g., appropriate banking agency, SEC, state insurance commissioner). A financial holding company that is itself an insurance provider will be subject to FRB oversight, as well as to regulation by the appropriate state insurance commissioner. Broker/dealer and insurance firms electing to become financial holding companies will be subject to FRB regulation. In addition to permitting financial services providers to enter new lines of business, the new law gives firms the freedom to streamline existing operations and potentially reduce costs.

         The impact that Gramm-Leach-Bliley Act is likely to have on the Bank and the Company is difficult to predict. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.

Impact of Monetary Policies

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by a bank on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank's net earnings.

Employees

         The Company and the Bank employ 74 full-time employees and 9 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

Forward Looking Statements

         This Form 10-KSB and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for increased revenues and earnings for the Company and Bank through growth resulting from acquisitions, attraction of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and non-financial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company and Bank do not undertake any obligation to update or revise any forward- looking statements subsequent to the date on which they are made.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company is not the owner or lessee of any properties. The properties described below are properties owned or leased by the Bank.

         The Bank's main office is located at 13 North Street, Litchfield, Connecticut. In addition to the Bank's main office in Litchfield, the Bank has branches in Marble Dale, Washington Depot, Goshen, Roxbury and Torrington, Connecticut.

         During the year ended December 31, 1999, the net rental expenses paid by the Bank for all of its office properties was approximately $95,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank, but does not include Other Real Estate Owned.

                                                    Owned/               Lease
Location               Address                      Leased            Expiration
--------               -------                      ------            ----------

Main Office            13 North Street            Owned since 1816
                       Litchfield, CT

Marble Dale            Route 202                  Leased              2000
                       Marble Dale, CT

Washington Depot       Bryan Plaza                Owned since 1959
                       Washington Depot, CT

Goshen                 Routes 4 & 63              Owned since 1989
                       Goshen, CT

Roxbury                Route 67                   Lease               2004 with
                       Roxbury, CT                                    one 5 year
                                                                      extension

Torrington             990 Torringford Street     Leased              2001 with
                       Torrington, CT                                 two 5 year
                                                                      extensions

Trust Department       40 West Street             Owned since 1996
                       Old Borough Firehouse
                       Litchfield, CT

Accounting             15 Meadow Street           Leased              Month to
Department             Litchfield, CT                                 month
                                                                      Lease

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

         The First National Bank of Litchfield, the Company's subsidiary, was sued in the Superior Court in Litchfield, Connecticut in a civil action No. CV 98-0077737-S1 served on August 31, 1998 in a matter captioned Russell B. Rhea v. The First National Bank of Litchfield. The matter was concluded in February, 2000 when the parties agreed to settle the lawsuit for $10,000 without any admission of wrong doing or liability on the part of the Bank or its agents or employees.

         The suit alleged that the Chief Financial Officer ("CFO") of American Boot Company, of which Plaintiff was the Chief Executive Officer, forged the signature of Russell B. Rhea to the signature card account, which allegedly violated a Bank policy that there must be a witness for each of the two individuals signing the account card. The Plaintiff alleged the following: The CFO of American Boot Company deposited a personal check drawn on an account at another financial institution, in the CFO's name, which account it was later learned had previously been closed. The Bank then allowed the CFO of American Boot Company to withdraw the funds prior to the check being paid, thereby creating an overdraft in the American Boot Company account. Thereafter, unbeknownst to the Plaintiff, the CFO of American Boot Company forged Mr. Rhea's name to a wire transfer order in the amount of $91,000, which allowed that sum to be returned to the other financial institution which had credited First National Bank of Litchfield with the amount of the bad check because it had failed to give a timely notice of dishonor as required by Federal Reserve Regulations. That Plaintiff claims that the wire caused a loss to the American Boot Company. Plaintiff claims that as a result of the Bank's alleged negligence and failure to follow its policies, his investment in American Boot Company was lost.

         In suing The First National Bank of Litchfield, Plaintiff alleged that The First National Bank of Litchfield failed to follow its policy and that The First National Bank of Litchfield owed a duty to Plaintiff Rhea, to investigate the transactions of the CFO of American Boot Company and protect Plaintiff Rhea from the alleged fraudulent actions of the CFO of American Boot Company through American Boot Company's accounts at The First National Bank of Litchfield. The plaintiff claimed damages, including but not limited to, the loss in value of his investment in American Boot Company; interest; costs and attorney fees and such other relief as the court deemed equitable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         During the fourth quarter of 1999, no matter was submitted to a vote of Shareholders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

         The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL. As of March 3, 2000, there were 1,514,931 shares issued and outstanding which were held by approximately 433 shareholders. The following information, provided by Fahnestock and Co. sets forth transactions in the Company's common stock as of the end of the most recently completed fiscal quarter of the current fiscal year and of each quarter of the two most recently completed fiscal years:

1997                                          High / Low
                                              ----------
     First Quarter.................        $13.00    $13.00
     Second Quarter............             13.30     13.00
     Third Quarter...............           13.40     13.30
     Fourth Quarter.............            14.40     14.00


1998                                          High / Low
                                              ----------
     First Quarter.................        $18.00     $16.10
     Second Quarter............             18.00      16.30
     Third Quarter...............           20.00      19.00
     Fourth Quarter.............            18.50      18.50


1999                                          High / Low
                                              ----------
     First Quarter.................        $19.25     $18.75
     Second Quarter............             20.25      19.50
     Third Quarter...............           20.00      19.25
     Fourth Quarter.............            19.75      17.00

         In January 1999, the Company's Board of Directors approved an 80,000 share Common Stock buyback program. As part of this program, the Company did not redeem any outstanding Common Stock. The program expired in January 2000 and was not renewed.

     Dividends

         All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 1998 and 1997, the Company declared annual cash dividends of $.40 and $.38 per share, respectively. In addition, during 1998 and 1997, the Company declared annual stock dividends of 155.00% and 5.00%, respectively. During 1999, the Company declared cash dividends of .40 cents per share and stock dividends of 5.00%.

         The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Delaware Corporate law, which provides that a company may, unless otherwise restricted by its certificate of incorporation, pay dividends in cash, property or shares of capital stock out of surplus or, if no surplus exists, out of net profits for the fiscal year in which declared or out of net profits for the preceding fiscal year (provided that such payment will not reduce the company's capital below the amount of capital represented by classes of stock having a preference upon distributions of assets).

         As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 1999, approximately
$3,260,000, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

Recent Sales of Unregistered Securities

         In the past three years, the Company has issued the following securities pursuant to the purchasers' exercise of options in accordance with the Company's stock option plans for executive officers and outside directors.

(a) In March 1998, the Company issued 525 shares of common stock to the Company's President and Chief Executive Officer, Jerome J. Whalen in exchange for aggregate consideration of $2,982.00 ($5.68/share).

(b) In April 1998, the Company issued 2,400 shares of common stock to the Estate of William H. Risley, a former director of the Company, in exchange for aggregate consideration of $16,200 ($6.75/share), 408 shares in exchange for aggregate consideration of $3,194.64 ($7.83/share) and 408 shares in exchange for aggregate consideration of $4,373.76 ($10.72/share).

(c) In November 1998, the Company issued an aggregate of 3,043 shares of common stock to the Company's Treasurer, Carroll A. Pereira in exchange for aggregate consideration of $23,735.40 ($7.80/share).

(d) In November 1998, the Company issued 3,043 shares of common stock to Walter Hunt, the Bank's Executive Vice President and Senior Loan Officer, in exchange for aggregate consideration of $23,735.40 ($7.80/share), 3,185 shares in exchange for aggregate consideration of $31,627.05 ($9.93/share) and 3,185 shares in exchange for an aggregate consideration of $37,551.15 ($11.79/share).

(e) In December 1998, the Company issued an aggregate of 3,043 shares of common stock to the Bank's Senior Vice President and Senior Trust Officer, Miles C. Borzilleri in exchange for aggregate consideration of $23,735.40 ($7.80/share).

(f)      In January  1999,  the Company  issued an  aggregate of 3,185 shares of
         common  stock  to  Miles  C.   Borzilleri  in  exchange  for  aggregate
         consideration of $31,627.05 ($9.93/share).

(g) In February 1999, the Company issued 3,185 shares of common stock to Miles C. Borzilleri in exchange for aggregate consideration of $37,551.15 ($11.79/share) and 3,502 shares in exchange for aggregate consideration of $49,028.00 ($14.00/share).

(h) In February 2000, the Company issued 29,997 shares of common stock to the Company's President and Chief Executive Officer, Jerome J. Whalen in exchange for an aggregate consideration of $162,283.77 ($5.41/share).

         All of the above transactions were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2), as they were transactions by an issuer not involving any public offering.

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Registration Statement. The selected balance sheet and income statement data as of and for the years ended December 31, 1999 and 1998, are derived from, and are qualified by reference to the audited consolidated financial statements of the Company appearing elsewhere in this Registration Statement. The balance sheet and income statement data as of and for the years ended December 31, 1997, 1996, and 1995, are derived from audited consolidated financial statements of the Company not included herein.

                                             At or For the Year Ended December 31
                                             ------------------------------------
                                  1999            1998           1997           1996           1995
                                  ----            ----           ----           ----           ----
Income Statement Data

Interest Income              $ 16,031,207   $ 14,884,143   $ 13,921,944   $ 12,082,097   $ 11,371,457

Interest Expense                7,306,503      7,114,181      6,719,113      5,403,379      5,034,665

Net Interest Income             8,724,704      7,769,962      7,202,831      6,678,718      6,336,792

Other Income                    1,389,362      1,409,302      1,338,035      1,115,018      1,038,009

Noninterest Expense             7,428,330      6,550,248      5,875,583      5,321,259      5,009,371

Income before income taxes      2,565,736      2,509,016      2,565,583      2,372,477      2,265,430

Income Taxes                      810,311        972,717      1,009,249        881,243        925,784

Net Income                      1,755,425      1,536,299      1,556,034      1,491,234      1,339,646


Balance Sheet Data


Total Loans                   183,606,128    152,438,033    141,846,741    129,775,725    114,461,645

Total Assets                  255,973,790    215,337,558    202,115,632    180,521,512    159,952,993

Total Deposits                197,232,782    194,941,472    183,673,260    165,300,656    145,904,840

Total Borrowings               42,560,227      5,270,268      4,245,000      2,350,000      2,300,000

Total Liabilities             241,047,581    201,026,182    188,648,066    168,239,044    148,634,235

Shareholders' Equity           14,926,209     14,311,376     13,467,566     12,282,468     11,318,758

Total Investments              46,889,333     48,315,612     47,997,248     40,786,611     37,853,697

Allowance for Loan Losses       1,014,522      1,013,949        970,840        998,238        959,259


Selected Ratios and
Per Share Data

Return on Average Assets                .75%            .74%           .81%          .90%           .86%

Return on Average Equity              11.92%          11.25%         12.21%        12.66%         12.54%

Basic Net Income Per Share (1)         $1.18           $1.04          $1.05         $1.01          $ .91

Diluted Net Income Per Share (1)        1.13            0.99           1.02          0.98           0.89

Price Per Share                        17.75           18.50          14.40         13.00          11.20

Book Value per Share                   10.05            9.70           9.11          8.31           7.67

Dividends Declared:

    Cash                               $0.40           $0.40         $ 0.38         $0.33          $0.25

    Stock                              5.00%         155.00%          5.00%         5.00%        155.00%

Cash Dividend Yield                    2.25%           2.16%          2.64%         2.54%          2.23%

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is Management's discussion of financial condition and results of operations of the Company on a consolidated basis for the two years ended December 31, 1999 and 1998. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiary, Lincoln Corporation. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

         Total assets as of December 31, 1999 were $255,973,790, an increase of $40,636,232 or 18.9% from year end 1998 total assets of $215,337,558.

         The growth in assets was due primarily to increases in the loan portfolio which increased to $183,808,894 as of December 31, 1999. Such growth represented an increase of 21.2% or $32,117,750 from total loans of $151,691,144 at December 31, 1998. The loan growth was primarily in installment loans which increased by $20,701,922 or 166.78% during 1999. This growth was attained through the acquisition of consumer loans through indirect dealer financing of automobiles, motorcycles and boats primarily. In conjunction with the increase in consumer loans, deferred loan costs have increased by $950,228 as a result of fees paid to dealers for the referral of such loans to the Bank. Other loan growth during 1999 was experienced in the mortgage and commercial loan portfolios. At December 31, 1999, commercial real estate mortgages totaled $19,821,940 which was an increase of $3,267,216 or 19.74% from year end 1998. Commercial loans also increased by 67.84% or $3,259,323 to a 1999 year end balance of $8,063,552. The growth in both the commercial mortgage portfolio and in commercial loans can be attributed to sales initiatives in small business lending.

         The  Company's  securities  portfolio  as of December  31, 1999 totaled
$46,889,333. The portfolio decreased slightly by 2.95% or $1,426,279 from December 31, 1998. Within the portfolio, held to maturity securities decreased by 48.33% reflecting both the amortization and principal payments of mortgage-backed securities. The available for sale portion of the securities portfolio totaled $42,700,482 which was an increase of 6.20% over the prior year's balance of $40,209,393. The growth was funded primarily from the reinvestment of amortizing balances in the held to maturity portion of the portfolio.

         Cash and cash equivalents totaled $12,800,196 as of December 31, 1999 increasing 46.18% compared to the balance of $8,756,166 as of December 31, 1998. The increase in these assets was necessitated by the Bank's need for cash and liquid funds due to concerns regarding the Year 2000 issue.

         Net premises and equipment totaled $3,017,976 as of the year end 1999 which was an increase of 41.09% or $878,863 from the year end 1998 balance. This increase was caused primarily by the renovation of the building housing the trust, loan operations and executive offices. Also contributing to this increase were capital expenditures necessary for new product introduction and overall bank growth.

         Other assets increased by $4,334,625 to $5,441,728 as of December 31, 1999. The majority of the increase relates to the fourth quarter purchase of bank-owned life insurance policies totaling $3,500,000. Such policies are expected to provide the Company with tax deferred appreciation and are expected to be used in conjunction with the creation of a long term incentive plan for employees. Additionally, growth in other assets was caused by increases in prepaid and deferred benefit expenses.

         Total liabilities were $241,047,581 as of December 31, 1999, an increase of $40,021,399 or 19.91% from the December 31, 1998 balance of $201,026,182. The majority of the increase in liabilities is due to the increase in Federal Home Loan Bank advances. Growth in these advances totaled $36,730,000 over the year. These advances funded the growth in earning assets, specifically in the loan portfolio.

         Deposits as of December 31, 1999 were $197,232,782. Deposits increased minimally by less than 2% during the year. The mix of deposits however, experienced changes over the period. Time certificates of deposit in denominations of less than $100,000 decreased by $3,448,700 or 4.98%, while savings and demand deposit accounts increased by $5,612,137 or 5.15%. Management attributes this change dually to the consumer's desire to keep liquid funds as well as to a relatively low interest rate environment.

         The increase in collateralized borrowings is due to additional loans transferred to other institutions under loan participation agreements that were not recognized as sales.

RESULTS OF OPERATIONS

         Net interest income is the single largest source of the Company's net income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money. Although there are certain factors which can be controlled by management policies and actions, certain other factors, such as the general level of credit demand, FRB monetary policy and changes in tax law that are beyond the control of management.

         Net income for the year ended December 31, 1999, was $1,755,425, which was an increase of $219,126 or 14.26% compared to 1998 net income of $1,536,299. Diluted net income per share amounted to $1.13 increasing from $.99 per share in 1998. Basic net income per share was $1.18 which is an increase of $.14 or 13.46% from 1998. The improved earnings are primarily due to the increase in net interest income which resulted from the growth in earning assets. In addition, the 1999 provision for income taxes incorporated an investment tax credit related to the renovation of the building housing the executive, trust and loan department offices. The result of the benefits of the forgoing items offset the increases in noninterest expense due to salary and infrastructure expenses.

Net Interest Income

         Net interest income for the year ended December 31, 1999 totaled $8,724,704, an increase of $954,742 or 12.29% from the 1998 total of $7,769,962.
The growth is primarily attributable to the growth in average earning assets which increased 9.69% from $200,346,000 to $219,763,000. The asset growth was in the loan portfolio, and related primarily to installment lending as well as commercial and real estate loan products. As shown below, the net interest margin increased to 3.98% compared to the 3.89% margin for the year of 1998. The improvement in the net interest margin is due to increases in the volume of interest earning assets and decreases in deposit interest rates.




                                                    1999               1998
                                               -------------     -------------
               Interest and dividend income      $16,031,207       $14,884,143

               Tax-equivalent adjustment              30,512            29,487

               Interest expense                  (7,306,503)       (7,114,181)
                                                 -----------       -----------

               Net interest income               $ 8,755,216       $ 7,799,449
                                                 ===========       ===========


         The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 1999 and 1998. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                     1999                                           1998
                              --------------------------------------------------------------------------------------
                                                    Interest                                   Interest
                                   Average          Earned/       Yield/         Average        Earned/        Yield
                                   Balance            Paid         Rate          Balance         Paid           Rate
                              ------------      -----------        -----     ------------    -----------       -----
ASSETS
Interest Earning Assets:

Loans Receivable              $167,913,000      $12,940,605        7.71%     $146,306,000    $11,589,427       7.92%

Securities                      51,439,000        3,103,625         6.03       50,918,000      3,153,235        6.19

Federal Funds Sold                 411,000           17,489         4.26        3,122,000        170,968        5.48
                              ------------      -----------                  ------------    -----------

Total interest earning
assets                         219,763,000       16,061,719         7.31      200,346,000     14,913,630        7.44
                              ------------      -----------                  ------------    -----------       -----

Allowance for loan
losses                         (1,058,000)                                    (1,012,000)

Cash & due from banks            7,397,000                                      4,795,000

Bank premises and
equipment                        2,661,000                                      2,086,000

Net unrealized loss on
securities                       (526,000)                                      (148,000)

Other Assets                     4,451,000                                      2,853,000
                              ------------                                   ------------

Total Average Assets          $232,688,000                                   $208,920,000
                              ============                                   ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest Bearing Liabilities:

NOW/Money market
deposits                       $68,911,000       $1,692,459        2.46%     $ 63,701,000     $1,616,309       2.54%

Savings deposits                10,736,000          262,988         2.45        9,277,000        227,469        2.45

Time deposits                   80,622,000        4,010,160         4.97       89,059,000      4,988,250        5.60

Borrowed Funds                  24,201,000        1,340,896         5.54        5,020,000        282,153        5.62
                              ------------      -----------                  ------------    -----------

Total interest bearing
liabilities                    184,470,000        7,306,503         3.96      167,057,000      7,114,181        4.26

Demand deposits                 32,627,000                                     27,504,000

Other liabilities                  859,000                                        698,000

Shareholders' Equity            14,732,000                                     13,661,000
                              ------------                                   ------------

Total Liabilities and
Equity                        $232,688,000                                   $208,920,000
                              ============                                   ============

Net Interest Income                             $ 8,755,216                                   $7,799,449
                                                ===========                                   ==========
                                                                   -----                                       ----

Net interest spread                                                3.35%                                       3.18%
                                                                   ====                                        ====
Net interest margin                                                3.98%                                       3.89%
                                                                   =====                                       =====


Rate/Volume Analysis

         The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31,1999 when compared to the year ended December 31, 1998 in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                       1999 Compared to 1998
                                       ---------------------

                                      Increase (Decrease) Due to
                                      --------------------------
                                         Volume           Rate           Total
                                      -----------     -----------     -----------
Interest earned on:

Loans                                 $ 1,672,383     ($  321,205)    $ 1,351,178

Investment Securities                      32,028         (81,638)        (49,610)

Other Interest Income                    (122,122)        (31,357)       (153,479)
                                      -----------     -----------     -----------

Total interest earning assets           1,582,289        (434,200)      1,148,089
                                      -----------     -----------     -----------

Interest paid on:

Deposits                                  (73,801)       (792,620)       (866,421)

Borrowed money                          1,062,812          (4,069)      1,058,743
                                      -----------     -----------     -----------

Total interest bearing liabilities        989,011        (796,689)        192,322
                                      -----------     -----------     -----------

Increase in net
interest income                       $   593,278     $   362,489     $   955,767
                                      ===========     ===========     ===========

         Of the $955,767 increase in the net interest income, an increase of $362,489 resulted from increases in interest rates earned or paid during 1999 and an increase of $593,278 is attributed to increases in the volume of average interest earning assets and interest bearing liabilities.

         Noninterest Income

         Noninterest income for 1999 totaled $1,389,362 decreasing slightly from 1998 noninterest income of $1,409,302. The overall decrease in noninterest income is due to the 1998 income generated from the sale of available for sale securities. These gains totaled $143,640 during 1998 while 1999 gains on the sale of securities totaled $363. Growth in other areas of noninterest income such as banking service charges and fees, trust fees and other noninterest income nearly offset the decrease created by 1998 gain on securities sales.

Noninterest Expense

         Noninterest expense totaled $7,428,330 increasing $878,082 or 13.41% from 1998 noninterest expense of $6,550,248. The increase can be attributed to annual salary adjustments as well as salary and advertising costs associated with hiring additional personnel required to support loan growth. Additionally, the Bank experienced increases in consulting and legal fees and increases in costs associated with computer services to support new products and services offered by the Bank. Finally, the increase in other noninterest expenses was caused by insignificant increases in numerous expenses due to the growth of the Bank.

Non-accrual, Past Due and Restructured Loans and Other Real Estate Owned

         The Bank's non-accrual loans, other real estate owned and loans past due in excess of ninety days and accruing interest at December 31, 1995 through 1999 are presented below. All restructured loans are included in these loan amounts.

                                                            December 31,
                                 ------------------------------------------------------------------
                                    1999           1998         1997         1996           1995
                                 ----------    ----------    ----------    ----------    ----------
Nonaccrual loans                 $1,394,305    $1,168,159    $1,325,896    $2,034,409    $2,606,068
                                 ----------    ----------    ----------    ----------    ----------

Other real estate owned                ____         ____         60,000        60,000           ___
                                  ----------    ----------    ----------    ----------    ----------

Total non-performing
assets                           $1,394,305    $1,168,159    $1,385,896    $2,094,409    $2,606,068
                                 ==========    ==========    ==========    ==========    ==========

Loans past due in excess
of ninety days and
accruing interest                $   33,441    $   14,239    $      454    $  117,631    $    4,547
                                 ==========    ==========    ==========    ==========    ==========


         The accrual of interest income is generally discontinued when a loan becomes 90 past due as to principal or interest, or when, in the judgment of management, collectibility of the loan or loan interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payments are received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued when the value of the loan's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan and the loan is in the process of collection. A non-accrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as reduction of interest rates or deferral of interest or principal payments, due to the borrower's financial condition. OREO is comprised of properties acquired through foreclosure proceedings and acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value through a direct charge against the allowance for loan losses, which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of income.

         Had the non-accrual loans performed in accordance with their original terms, gross interest income for the year ended December 31, 1999 would have increased by approximately $82,000 compared to approximately $88,000 for the twelve months ended December 31, 1998.

         The Bank utilizes a loan review and rating process which classifies loans according to the Bank's uniform classification system in order to identify potential problem loans at an early stage, alleviate weaknesses in the Bank's lending policies, oversee the individual loan rating system and ensure compliance with the Bank's underwriting, documentation, compliance and administrative policies. Loans included in this process are considered by management as being in need of special attention because of some deficiency related to the credit or documentation, but which are still considered collectable and performing. Such attention is intended to act as preventative measures and thereby avoid more serious problems in the future.

         The Bank considers all non-accrual loans, other loans past due 90 days or more and restructured loans to be impaired. A loan is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, impairments is measured using (1) the present value of expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. When a loan has been deemed to have an impairment, a valuation allowance is established for the amount of impairment.

         The Bank makes provisions for loan losses on a quarterly basis as determined by a continuing assessment of the adequacy of the allowance for loan losses. The Bank performs an ongoing review of loans in accordance with an individual loan rating system to determine the required allowance for loan losses at any given date. The review of loans is performed to estimate potential exposure to losses. Management's judgment in determining the adequacy of the allowance is based on an evaluation of the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of impaired loans, and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

         The  following   table   summarizes  the  Bank's  OREO,  past  due  and
non-accrual loans, and non-performing assets as of December 31, 1999, 1998 and 1997.

                                                                                 December 31,
                                                                 ---------------------------------------------
                                                                     1999             1998             1997
                                                                 ---------------------------------------------
     Nonaccrual loans                                            $ 1,394,305       $1,168,159      $1,325,896

     Other real estate owned                                             ___              ___          60,000
                                                                 -----------       ----------      ----------
     Total non-performing assets                                 $ 1,394,305       $1,168,159      $1,385,896
                                                                 ===========       ==========      ==========

     Loans past due in excess of ninety days and
     accruing interest                                             $  33,441         $ 14,239         $   454
                                                                 ===========       ==========      ==========

     Ratio of non-performing assets to total loans and
     OREO                                                               .76%             .77%            .98%

     Ratio of non-performing assets and loans past due
     in excess of ninety days accruing interest to
     total loans and OREO                                               .78%             .78%            .98%

     Ratio of allowance for loan losses to total loans                  .55%             .67%            .68%

     Ratio of allowance for loan losses to
     non-performing assets and loans in excess of
     ninety days past due and accruing interest                       71.06%           85.75%          70.03%

     Ratio of non-performing assets and loans in excess
     of ninety days to past due and accruing interest
     to total shareholders' equity                                     9.57%            8.26%          10.29%

          Total non-performing assets increased by $226,146, or 19.4% to $1,394,305 at December 31, 1999 from $1,168,159 at December 31, 1998, which is consistent with the increase in total loans. At December 31, 1999, loans past due in excess of ninety days and accruing interest increased by $19,202 to $33,441 compared to a balance of $14,239 at December 31, 1998. The increase in total non-performing assets in 1999 resulted from increases in non-performing real estate and installment loans.

         Total non-performing assets represented .8% of total loans and other real estate owned at December 31, 1999 and December 31, 1998. While the allowance for loan losses decreased to .6% of total loans at December 31, 1999 from .7% for the year ended December 31, 1998, the allowance for loan losses provided coverage for 72.76% of non-accrual loans at December 31, 1999, as compared to 86.8% at December 31, 1998.

Potential Problem Loans

         As of December 31, 1999, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Allowance for Loan Losses

         The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 1995 through 1999. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.

                                              (Dollar Amounts in Thousands)

                                                        December 31,
                                       1999       1998       1997       1996       1995
                                      ------     ------     ------     ------     ------
Balance, at beginning of period       $1,014     $  971     $  998     $  959     $  873

Loans charged-off:

  Commercial and financial                __          7          5          9         26

  Real estate                             40         68        121        140         __

  Installment loans to individuals        86         22         30         14          8
                                      ------     ------     ------     ------     ------

                                         126         97        156        163         34
                                      ------     ------     ------     ------     ------

Recoveries on loans charged-off:

  Commercial and financial                __          2          1          6          3

  Real estate                             __         __         21         86          2

  Installment loans to individuals         6         18          7         10         15
                                      ------     ------     ------     ------     ------

                                           6         20         29        102         20
                                      ------     ------     ------     ------     ------

Net loans charged-off                    120         77        127         61         14
                                      ------     ------     ------     ------     ------

Provisions charged to operations         120        120        100        100        100
                                      ------     ------     ------     ------     ------

Balance, at end of period             $1,014     $1,014     $  971     $  998     $  959
                                      ======     ======     ======     ======     ======

Ratio of net charge-offs during the
period to
average loans outstanding during
the period                               .07        .05%       .09%       .05%       .01%
                                      ======     ======     ======     ======     ======

Ratio of allowance for loan losses
to total loans                           .55%       .67%       .68%       .77%       .84%
                                      ======     ======     ======     ======     ======

The following table reflects the allowance for loan losses as of December 31, 1999, 1998, 1997, 1996 and 1995.

         Analysis of Allowance for Loan Losses
         (Amounts in thousands)


                                                                   December 31,

  Loans by Type                 1999                          1998                              1997
--------------------------------------------------------------------------------------------------------------------------
                                      Percentage                         Percentage                          Percentage
                       Allocation of  of Loans in       Allocation of    of Loans in     Allocation of       of Loans in
                       Allowance for  Each Category     Allowance for    Each Category     Allowance for     Each Category
                       Loan Losses   in Total Loans     Loan Losses     in Total Loans     Loan Losses      in Total Loans


Commercial &
Financial                     $ 8          4.39%           $  8          3.15%               $10              4.00%

Real Estate:

   Construction               ___          3.86%            ___          3.75%               ___              1.57%

   Residential                ___         62.85%            ___         74.04%               ___             74.37%

   Commercial                  82         10.79%            137         10.86%               151             12.21%

Installment                   104         18.04%            ___          8.14%               ___              7.80%

Other                          24          0.07%            ___          0.06%               ___              0.05%

Unallocated                   796           ____            869            ___               810                ___

                           ------        ------          ------        ------                ----            ------
Total                      $1,014        100.00%         $1,014        100.00%               $971            100.00%
                           ======        ======          ======        ======                ====            ======

                                    December 31,

 Loans by Type              1996                       1995
--------------------------------------------------------------------------------
                                  Percentage                Percentage
                     Allocation  of Loans in   Allocation  of Loans in
                             of         Each           of         Each
                      Allowance     Category    Allowance     Category
                            for     to Total          for     to Total
                    Loan Losses        Loans  Loan Losses        Loans

Commercial &
Financial                   ___        3.90%          ___          4.44%

Real Estate:

   Construction             ___        3.20%          ___          1.92%

   Residential               65       74.31%          ___         77.12%

   Commercial               245       11.54%           94         10.20%

Installment                 ___        6.89%          ___          6.11%

Other                       ___        0.16%          ___          0.21%

Unallocated                 688          ___          865            ___

                           ----      ------          ----         ------
Total                      $998      100.00%         $959         100.00%
                           ====      ======          ====         ======

LIQUIDITY

         Management's objective is to ensure continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of fluctuations in loan demand and the level of total deposits. Accordingly, the Bank has a liquidity policy that provides flexibility to meet cash needs. The liquidity objective is achieved through the maintenance of readily marketable investment securities as well as a balanced flow of asset maturities and prudent pricing on loan and deposit products. Management believes that the liquidity is adequate to meet the Company's future needs.

         The Bank is a member of the Federal Home Loan Bank System which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, federal funds and the sale of mortgage loans in the secondary market are available to fund short term cash needs.

SHORT-TERM BORROWINGS

         The following information relates to the Bank's short-term borrowings for the year ended December 31, 1999:

         Balance at December 31, 1999       $ 36,730,000
         Maximum Month-End Borrowings       $ 36,730,000
         Average Balance                    $ 19,200,000
         Average Rate                               5.55%

CAPITAL

         At December 31, 1999, total shareholders' equity was $14,926,209 compared to $14,311,376 at December 31, 1998. From a regulatory perspective, the Company's and the Bank's capital ratios place each entity in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 1999:


                                         Minimum
                                       Regulatory
                                      Capital Level    The Company     The Bank
                                      -------------    -----------     --------
                  Tier 1
                  leverage
                  capital ratio              4%           6.23%          6.22%

                  Tier 1
                  risk-based
                  capital ratio              4%           9.97%          9.89%

                  Total risk-based
                  capital ratio              8%          10.62%         10.54%

INCOME TAXES

         The income tax expense for 1999 totaled $810,311 in comparison to $972,717 in 1998. The 1999 provision for income taxes incorporates an investment tax credit related to the renovation of the building housing the executive offices thereby decreasing income tax expense for the year.

IMPACT OF INFLATION AND CHANGING PRICES
         The Consolidated Financial Statements and related notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative value of money over time due to inflation. Unlike many industrial companies, most of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

DISCLOSURES RELATING TO THE YEAR 2000

         The "Year 2000 issue" ("Y2K") relates to a wide array of potential computer issues which may arise from the inability of computer hardware and software to properly process date-sensitive data relating to the Year 2000, years thereafter and certain dates in the Year 1999.

The State of the Bank's Readiness

         A Bank wide Y2K compliance program was implemented to determine Y2K issues and define a plan to ensure Y2K compliance. The compliance program was segmented by phases; awareness, inventory, assessment, renovation, validation, implementation and post-implementation. In 1997, a Y2K committee was formed which is comprised of the senior management of the Bank. This committee briefed the Board of Directors monthly on the progress of the Y2K effort. The compliance program as it relates to awareness, inventory, assessment, renovation, validation and implementation was completed regarding mission critical systems as well as all other pertinent systems.

         The awareness phase involved the dissemination of Y2K information bank-wide and the establishment of a multi-disciplined team to plan and develop a strategy to coordinate all aspects of the problem. The inventory phase involved listing each piece of hardware, software and any other products used by the Bank that contain embedded microchips. The assessment phase involved analyzing the results of the inventory phase and determining the most cost-effective solutions. The renovation phase involved correcting or replacing all known deficiencies in our products or systems. The validation phase tested the new or upgraded systems and the implementation certified the systems as Y2K ready.

The Risks of the Bank's Y2K Issues

         The failure to resolve a material Y2K problem could have resulted in the interruption in, or failure of, certain business activities or Bank operations. From a customer's perspective, a Y2K problem could have affected a borrower's ability to repay a loan if their employer or business was impacted. To raise customers' level of awareness regarding this issue, the Bank completed all aspects of its customer awareness plan which included quarterly mailings and educated customers through information provided by Bank staff.

         From a liquidity perspective, a bank could have been exposed to potential liquidity concerns if significant funds were withdrawn by worried consumers. The Bank developed a contingency plan to ensure that adequate funds were and are available from multiple sources.

         The Bank is subject to examination by the OCC which is actively reviewing the adequacy of banks' compliance efforts with regulatory guidelines. If a bank failed to adequately satisfy regulatory requirements, it could have been subject to formal or informal regulatory enforcement actions.

The Costs to Address the Bank's Y2K Issues and Results

         The costs to modify computer systems to solely correct Y2K problems were expensed when incurred. The 1998 Y2K expenses amounted to approximately $16,500 and the 1999 Y2K expenses in this regard were $37,000. The Bank is pleased that it successfully transitioned into the new century without any interruptions in service and without disruption to the Bank or its customers.

The Bank's Contingency Plan

         As part of its contingency planning, the Bank has developed a Y2K business resumption plan which supplements its Disaster Recovery Policy. In the event of a loss of power, heat or telephone service, the Bank plans to re-deploy employee resources, as necessary, to help ensure manual completion of critical operational functions. The Bank has tested the business resumption plan.

         The Bank has developed contingency plans for its mission critical systems and will continue to refine these plans.

ITEM 7.  FINANCIAL STATEMENTS

                          PART F/S FINANCIAL STATEMENTS

Annual Financial Information
----------------------------

Independent Auditor's Report  ...............................................F-1

Consolidated Balance Sheets at December 31, 1999
and 1998 ....................................................................F-2

Consolidated Statements of Income for the Years Ended
December 31, 1999 and 1998...................................................F-3

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 1999 and 1998 ......................................F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1999 and 1998.............................................F-5

Notes to Consolidated Financial Statements ..........................F-6 to F-19

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary
Litchfield, Connecticut


We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Corporation") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                      /s/McGladrey & Pullen, LLP
                                                      --------------------------
                                                         McGladrey & Pullen, LLP

New Haven, Connecticut
February 29, 2000

CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                        1999              1998
                                                                                      ------------      ------------
ASSETS
Cash and due from banks (Note B)                                                      $ 12,800,196       $  6,156,166
Federal funds sold                                                                             ---          2,600,000
                                                                                      ------------       ------------
                                                    CASH AND CASH EQUIVALENTS           12,800,196          8,756,166
                                                                                      ------------       ------------

Securities (Note C):
   Available for sale securities:
      U.S. Treasuries and other securities (amortized cost $24,491,689-1999
         and $18,488,318-1998)                                                          23,663,850         18,781,410
      Mortgage-backed securities (amortized cost $19,279,026-1999
         and $21,541,962-1998)                                                          19,036,632         21,427,983
   Held to maturity securities:
      Mortgage-backed securities (market value $4,147,716-1999
        and $8,275,648-1998)                                                             4,188,851          8,106,219
                                                                                      ------------       ------------
                                                             TOTAL SECURITIES           46,889,333         48,315,612
                                                                                       -----------       ------------

Federal Home Loan Bank stock, at cost (Note H)                                           2,100,000          1,372,400
Federal Reserve Bank stock, at cost                                                         81,850             81,850
Loans Held For Sale                                                                            ---            379,600
Loans Receivable (Notes D and E):
   Real estate--residential mortgage                                                    115,392,170       112,858,948
   Real estate--commercial mortgage                                                      19,821,940        16,554,724
   Real estate--construction                                                              7,090,241         5,715,670
   Commercial                                                                            8,063,552          4,804,229
   Installment                                                                          33,114,855         12,412,933
   Other                                                                                   123,370             91,529
                                                                                      ------------       ------------
                                                                  TOTAL LOANS          183,606,128        152,438,033
   Net deferred loan origination costs                                                   1,217,288            267,060
   Allowance for loan losses                                                            (1,014,522)        (1,013,949)
                                                                                      ------------       ------------
                                                                    NET LOANS          183,808,894        151,691,144
                                                                                      ------------       ------------

Bank premises and equipment, net (Note F)                                                3,017,976          2,139,113
Deferred income taxes (Note J)                                                             378,450            280,819
Accrued interest receivable                                                              1,455,363          1,213,751
Other assets (Note K)                                                                    5,441,728          1,107,103
                                                                                      ------------       ------------
                                                                 TOTAL ASSETS         $255,973,790       $215,337,558
                                                                                      ============       ============

LIABILITIES Deposits (Note I):
   Noninterest bearing:
      Demand                                                                          $ 33,990,059      $  31,163,054
   Interest bearing:
      Savings                                                                           36,556,699         35,558,082
      Money market                                                                      44,111,008         42,324,493
      Time certificates of deposit in denominations of $100,000 or more                 16,802,864         16,674,991
      Other time certificates of deposit                                                65,772,152         69,220,852
                                                                                      ------------       ------------
                                                               TOTAL DEPOSITS          197,232,782        194,941,472
                                                                                      ------------       ------------

   Federal Home Loan Bank advances (Note H)                                             41,730,000          5,000,000
   Collateralized borrowings                                                               830,227            270,268
   Accrued expenses and other liabilities                                                1,254,572            814,442
                                                                                      ------------       ------------
                                                            TOTAL LIABILITIES          241,047,581        201,026,182
                                                                                      ------------       ------------
Commitments and contingencies (Notes G, H, K, M and O)                                         ---                ---

SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)

   Preferred stock $.00001 par value;  1,000,000  shares  authorized, no shares outstanding
   Common stock $.01 par value
      Authorized--5,000,000 shares-1999, 2,500,000-1998
      Issued--1,567,353 shares, outstanding--1,484,934 shares--1999 and
      Issued--1,483,051 shares, outstanding--1,404,556 shares--1998                         15,674             14,831
   Capital surplus                                                                      10,933,465          9,476,362
   Retained earnings                                                                     5,324,445          5,484,708
   Less:   Treasury stock at cost--82,419 shares--1999, 78,495 shares--1998               (701,061)          (701,061)
   Accumulated other comprehensive income - net unrealized (loss) gain on available
      for sale securities (net of taxes)  (Note S)                                        (646,314)            36,536
                                                                                      -------------    --------------
                                                   TOTAL SHAREHOLDERS' EQUITY           14,926,209         14,311,376
                                                                                      ------------     --------------

                                     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $255,973,790     $  215,337,558
                                                                                      ============     ==============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                                 1999                      1998
                                                                                     ------------              ------------

INTEREST AND DIVIDEND INCOME

   Interest and fees on loans                                                       $  12,910,093             $  11,559,941
                                                                                    -------------             -------------

   Interest and dividends on securities:
      Mortgage-backed                                                                   1,489,756                 1,882,400
      U.S. Treasury and other                                                           1,613,869                 1,270,834
      Deposits with banks                                                                      28                        57
      Other interest income                                                                17,461                   170,911
                                                                                     ------------              ------------
                                         TOTAL INTEREST AND DIVIDEND INCOME            16,031,207                14,884,143
                                                                                     ------------              ------------

INTEREST EXPENSE

   Interest on deposits:
      Savings                                                                             512,773                   451,028
      Money market                                                                      1,442,674                 1,392,750
      Time certificates of deposit in denominations
         of $100,000 or more                                                              543,704                   678,964
      Other time certificates of deposit                                                3,466,456                 4,309,286
                                                                                     ------------              ------------
                                    TOTAL INTEREST ON DEPOSITS                          5,965,607                 6,832,028
Interest on Federal Home Loan Bank advances                                             1,340,154                   282,153
Interest on borrowed money                                                                    742                       ---
                                                                                     ------------              ------------
                                        TOTAL INTEREST EXPENSE                          7,306,503                 7,114,181
                                                                                     ------------              ------------
                                           NET INTEREST INCOME                          8,724,704                 7,769,962
PROVISION FOR LOAN LOSSES (Note E)                                                        120,000                   120,000
                                                                                     ------------              ------------

                                     NET INTEREST INCOME AFTER
                                     PROVISION FOR LOAN LOSSES                          8,604,704                 7,649,962
                                                                                     ------------              ------------

NONINTEREST INCOME

   Banking service charges and fees                                                       480,764                   453,238
   Trust                                                                                  714,100                   649,008
   Gains on sales of available for sale securities                                            363                   143,640
   Other                                                                                  194,135                   163,416
                                                                                     ------------              ------------
                                      TOTAL NONINTEREST INCOME                          1,389,362                 1,409,302
                                                                                     ------------              ------------

NONINTEREST EXPENSES
   Salaries                                                                             2,893,736                2,623,583
   Employee benefits (Note K)                                                             718,202                   708,053
   Net occupancy                                                                          475,863                   421,572
   Equipment                                                                              433,848                   391,852
   Legal fees                                                                             147,302                    82,997
   Director fees                                                                          147,705                   106,255
   Computer services                                                                      726,996                   553,766
   Supplies                                                                               215,361                   184,511
   Commissions, services and fees                                                         235,272                   190,652
   Postage                                                                                103,601                    96,704
   Advertising                                                                            224,062                   148,222
   OREO and non-performing loan expenses - net                                              6,020                     1,440
   Other                                                                                1,100,362                 1,040,641
                                                                                  ---------------          ----------------
                                    TOTAL NONINTEREST EXPENSES                          7,428,330                 6,550,248
                                                                                  ---------------          ----------------

                                    INCOME BEFORE INCOME TAXES                          2,565,736                 2,509,016
PROVISIONS FOR INCOME TAXES (Note J)                                                      810,311                   972,717
                                                                                  ---------------          ----------------
                                                    NET INCOME                    $     1,755,425          $      1,536,299
                                                                                  ===============          ================
INCOME PER SHARE (Note L)
                                    BASIC NET INCOME PER SHARE                    $          1.18          $           1.04
                                                                                  ===============          ================
                                  DILUTED NET INCOME PER SHARE                    $          1.13          $            .99
                                                                                  ===============          ================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 1999 and 1998

                                                                                                 Accumulated
                                                                                                     Other               Total
                                                 Common    Capital     Retained    Treasury      Comprehensive       Stockholders'
                                                 Stock     Surplus     Earnings       Stock          Income             Equity
                                                 -----     -------     --------       -----          ------             ------
BALANCE, JANUARY 1, 1998                    $     5,577 $ 7,962,259   $5,848,472   $ (421,922)  $     73,180         $ 13,467,566
                                            ----------- -----------   -----------  ----------   ------------         ------------
Comprehensive Incom:
   Net income                                       ---         ---    1,536,299          ---            ---            1,536,299
   Unrealized holding loss on available
      for sale securities net of taxes (Note S)     ---         ---          ---          ---        (36,644)             (36,644)
                                                                                                                      -----------
         Total comprehensive income                                                                                     1,499,655
                                                                                                                     ------------
Cash dividends declared $.54 per share              ---         ---     (538,987)         ---            ---             (538,987)
5 for 2 stock split in the form of a
   150% stock dividend
      April 30, 1998--838,666 shares
         including 31,713 treasury shares         8,387       (8,387)        ---          ---            ---                  ---
5% stock dividend declared
   November 25, 1998 - 70,455 shares
      including 3,380 treasury shares               705   1,355,516   (1,356,221)         ---            ---                  ---
Fractional shares paid in cash                      ---         ---       (4,855)         ---            ---               (4,855)
Stock options exercised - 16,184 shares             162     166,974          ---          ---            ---              167,136
Purchase of Treasury Shares - 22,260 shares         ---         ---          ---     (279,139)           ---             (279,139)
                                            ----------- -----------   -----------  ----------   ------------         ------------

BALANCE, DECEMBER 31, 1998                       14,831   9,476,362    5,484,708     (701,061)        36,536           14,311,376

Comprehensive Income:
   Net income                                       ---         ---    1,755,425          ---            ---            1,755,425
   Unrealized holding loss on available
      for sale securities, net of taxes (Note S)    ---         ---          ---          ---       (682,850)            (682,850)
                                                                                                                      -----------
         Total comprehensive income                                                                                     1,072,575
                                                                                                                      -----------
Cash dividends declared $.40 per share              ---         ---     (572,071)         ---            ---             (572,071)
5% stock dividend declared
   November 24, 1999--74,430 shares
      including 3,924 Treasury shares               744   1,338,996   (1,339,740)         ---            ---                  ---
Fractional shares paid in cash                      ---         ---       (3,877)         ---            ---               (3,877)
Stock options exercised - 9,872 shares               99     118,107           ---         ---            ---              118,206
                                            ----------- -----------   -----------  ----------   ------------         ------------

BALANCE, DECEMBER 31, 1999                  $    15,674 $10,933,465   $ 5,324,445  $ (701,061)  $   (646,314)        $ 14,926,209
                                            =========== ===========   ===========  ==========   ============         ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                     1999                      1998
                                                                                    -------------             -------------
Net income                                                                          $   1,755,425             $   1,536,299
Adjustments to reconcile net income to net cash
provided by operating activities:
      Amortization and accretion of premiums and discounts
          on investment securities, net                                                    52,119                    62,118
      Provision for loan losses                                                           120,000                   120,000
      Depreciation and amortization                                                       384,664                   360,343
      Deferred income taxes                                                               348,955                   (44,731)
      Gains on sales of available for sale securities                                        (363)                 (143,640)
      Loss on sale of foreclosed real estate                                                  ---                       918
      Loans originated for sale                                                          (542,550)                 (379,600)
      Proceeds from sales of loans held for sale                                          922,150                       ---
      Gain on disposals of bank premises and equipment                                        546                     6,065
      (Increase) decrease in accrued interest receivable                                 (241,612)                  114,585
      Increase in other assets                                                           (834,625)                 (341,365)
      Increase in deferred loan origination costs                                        (950,228)                  (81,668)
      Increase in accrued expenses and other liabilities                                  432,843                    72,215
                                                                                    -------------             -------------
         Net cash provided by operating activities                                     (1,447,324)                1,281,539
                                                                                    --------------            -------------

CASH FLOWS FROM INVESTING ACTIVITES

Available for sale mortgage-backed securities:
   Proceeds from maturities and principal payments                                      7,241,022                 8,238,585
   Purchases                                                                           (6,965,909)              (12,491,014)
   Proceeds from sales                                                                  1,956,322                 2,570,052
Available for sale U.S. Treasury and other investment securities:
   Proceeds from maturities                                                             2,000,000                10,500,000
   Purchases                                                                           (8,998,878)              (17,992,990)
   Proceeds from sales                                                                  1,000,000                 5,155,000
Held to maturity mortgage-backed securities:
   Proceeds from maturities and principal payments                                      4,012,530                 3,720,493
Purchases of Federal Home Loan Bank Stock                                                (727,600)                 (201,100)
Net increase in loans                                                                 (31,287,522)              (10,668,183)
Purchases of bank premises and equipment                                               (1,264,244)                 (434,368)
Proceeds from sale of bank premises and equipment                                             171                       ---
Purchase of life insurance policies                                                    (3,500,000)                      ---
Proceeds from sale of foreclosed real estate                                                  ---                    59,082
                                                                                    -------------             -------------
         Net cash used in investing activities                                        (36,534,108)              (11,544,443)
                                                                                    -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in savings, money market and demand deposits                               5,612,137                11,306,498
Net decrease in certificates of deposit                                                (3,320,827)                  (38,286)
Net increase in borrowings under Federal Home Loan
   Bank advances                                                                       36,730,000                   755,000
Net increase in collateralized borrowings                                                 559,959                   270,268
Distribution in cash for fractional shares of common stock                                 (3,877)                   (4,855)
Proceeds from exercise of stock options                                                   118,206                   167,136
Purchases of Treasury stock                                                                   ---                  (279,139)
Dividends paid on common stock                                                           (564,784)                 (526,566)
                                                                                    -------------             --------------
         Net cash provided by financing activities                                     39,130,814                11,650,056
                                                                                    -------------             -------------

         Net increase in cash and cash equivalents                                      4,044,030                 1,387,152
CASH AND CASH EQUIVALENTS, at beginning of year                                         8,756,166                 7,369,014
                                                                                    -------------             -------------
CASH AND CASH EQUIVALENTS, at end of year                                           $  12,800,196             $   8,756,166
                                                                                    =============             =============

SUPPLEMENTAL INFORMATION

Cash paid during the year for:
   Interest on deposits and borrowings                                              $   7,134,525             $   7,143,042
                                                                                    =============             =============
   Income taxes                                                                     $     889,656             $   1,090,446
                                                                                    =============             =============


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     December 31, 1999

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the First Litchfield Financial Corporation (the "Corporation") and The First National Bank of Litchfield (the "Bank"), a nationally-chartered commercial bank, and the
Bank's wholly owned subsidiary,   Lincoln  Corporation.  Deposits in the Bank
are insured up to specified limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a full range of banking services to individuals and businesses located primarily in Northwestern Connecticut. These services include demand, savings, NOW, money market and time deposits; residential and commercial mortgages, consumer installment and other loans as well as trust services. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic regulatory examinations.

On January 7, 2000, the Corporation filed a Form 10-SB registration statement with the Securities and Exchange Commission (the "SEC") to register the Corporation's $.01 par value common stock under the Securities and Exchange Act of 1934 (the "Exchange Act"). Upon effectiveness of the registration statement, the Corporation will file periodic financial reports with the SEC as required by the Exchange Act.

The significant accounting policies followed by the Corporation and the methods of applying those policies are summarized in the following paragraphs:

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

     Held to maturity securities: Securities classified as held to maturity are those debt securities the Bank has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by a method which approximates the interest method, over the period to maturity. The sale of a security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

     Available for sale securities: Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity and equity securities not classified as held for trading. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Available for sale securities are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Amortization of premiums and accretion of discounts, computed by a method which approximates the interest method, are recognized in interest income over the period to maturity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

     Trading securities: Trading securities, if any, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are recognized in the statement of income.

A decline in market value of a security below amortized cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Gains and losses on the sale of securities are recognized at the time of sale on a specific identification basis.

INTEREST AND FEES ON LOANS: Interest on loans is included in income as earned based on contractual rates applied to principal amounts outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest, or when, in the judgement of management, collectibility of the loan or loan interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued when the value of the loan's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan and the loan is in the process of collection. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. The Bank generally amortizes these amounts over the contractual life of the related loans, utilizing a method which approximates the interest method.

LOANS HELD FOR SALE: Loans held for sale are those loans the Bank has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value, taking into consideration all open positions. Gains and losses on sales of loans are recognized at the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans.

TRANSFER OF FINANCIAL ASSETS: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

LOANS RECEIVABLE: Loans receivable are stated at current unpaid principal balances net of the allowance for loan losses and deferred loan origination fees and costs. Management has the ability and intent to hold its loans for the foreseeable future or until maturity or payoff.

A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrowers' financial condition.

A loan is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured using (1) the present value of expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. When a loan has been deemed to have an impairment, a valuation allowance is established for the amount of impairment. The Bank considers all nonaccrual loans, other loans past due 90 days or more and restructured loans to be impaired. The Bank's policy with regard to the recognition of interest income on impaired loans is consistent with that of loans not considered impaired.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses, material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management's judgement in determining the adequacy of the allowance is inherently subjective and is based on an evaluation of the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of impaired loans, and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

The Bank's mortgage loans are collateralized by real estate located principally in Litchfield County, Connecticut. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and real estate acquired through foreclosure is particularly susceptible to changes in market conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, the Office of the Comptroller of the Currency (the "OCC"), as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses and valuation of other real estate. The OCC may require the Bank to recognize additions to the allowance or write-downs based on their judgements about information available to them at the time of their examination.

BANK PREMISES AND EQUIPMENT: Bank premises and equipment are carried at cost net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to forty years. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

FORECLOSED REAL ESTATE: Foreclosed real estate is comprised of properties acquired through foreclosure proceedings and acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value through a direct charge against the allowance for loan losses, which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of income.

COLLATERALIZED BORROWINGS: Collateralized borrowings represent the portion of loans transferred to other institutions under loan participation agreements. Such transfers were not recognized as sales due to recourse provisions and/or restrictions on the participant's right to transfer their portion of the loan.

INCOME TAXES: The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets may be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan that covers substantially all employees. Pension costs are accrued based on the projected unit credit method and the Bank's policy is to fund annual contributions in amounts necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA) of 1974.

STOCK OPTION PLANS: SFAS No. 123, "Accounting for Stock-Based Compensation" established a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation cost is recognized if, at the grant date, the exercise price of the options is equal to the fair market value of the common stock. The Corporation has elected to continue to follow the accounting in APB 25. SFAS No. 123 requires companies which elect to continue to follow the accounting in APB 25 to disclose in the notes to their financial statements pro forma net income and income per share as if the fair value based method of accounting had been applied.

EARNINGS PER SHARE: SFAS No. 128, "Earnings per Share," which superseded APB Opinion No. 15, requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as stock options, outstanding which trade in a public market. The Corporation is required to present basic earnings per share and diluted earnings per share in its income statements. Basic per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume exercise of all potential common stock instruments in weighted-average shares outstanding, unless the effect is antidilutive. In addition, for those entities with complex capital structures, the statement also requires a reconciliation of the numerator and denominator used in the computation of both basic and diluted per share amounts to be disclosed.

RELATED PARTY TRANSACTIONS: Directors and officers of the Corporation and Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of the management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Notes D, I, M, and P contain details regarding related party transactions.

COMPREHENSIVE INCOME: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the shareholders' equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

STATEMENTS OF CASH FLOWS: Cash and due from banks, Federal funds sold and interest earning deposits in banks are recognized as cash equivalents in the statements of cash flows. For purposes of reporting cash flows, the Bank considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Generally, Federal funds sold have a one day maturity. Cash flows from loans and deposits are reported net. The Bank maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits. The Bank has not experienced any losses from such concentrations.

TRUST ASSETS: Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these financial statements because they are not assets of the Bank. Trust fees are recognized on the accrual basis of accounting.

RECLASSIFICATIONS: Certain 1998 amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on net income.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 1999 the Bank was required to have cash and liquid assets of approximately $2,444,000 to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 1999 and 1998 are as follows:

AVAILABLE FOR SALE                                                December 31, 1999
                                         -----------------------------------------------------------------
                                                               Gross            Gross
                                           Amortized        Unrealized        Unrealized          Fair
                                              Cost            Gains             Losses            Value
                                         ------------     ------------      ------------      ------------
Investment Securities:
   U.S. Treasury securities              $  9,991,689     $     12,364      $    (84,353)     $  9,919,700
   U.S. Government Agency Securities       14,500,000             --            (755,850)       13,744,150
                                         ------------     ------------      ------------      ------------
                                           24,491,689           12,364          (840,203)       23,663,850
                                         ------------     ------------      ------------      ------------
Mortgage-Backed Securities:
   GNMA                                    14,856,771             --            (179,594)       14,677,177
   FNMA                                     4,422,255            5,600           (68,400)        4,359,455
                                         ------------     ------------      ------------      ------------
                                           19,279,026            5,600          (247,994)       19,036,632
                                         ------------     ------------      ------------      ------------
Total available for sale securities      $ 43,770,715     $     17,964      $ (1,088,197)     $ 42,700,482
                                         ============     ============      ============      ============


                                                                  December 31, 1998
                                         -----------------------------------------------------------------
                                                               Gross            Gross
                                           Amortized        Unrealized        Unrealized          Fair
                                              Cost            Gains             Losses            Value
                                         ------------     ------------      ------------      ------------
Investment Securities:
   U.S. Treasury securities              $    10,988,568     $      287,692    $           --    $   11,276,260
   U.S. Government Agency Securities           7,499,750              9,650            (4,250)        7,505,150
                                         ---------------     --------------    --------------    --------------
                                              18,488,318            297,342            (4,250)       18,781,410
                                         ---------------     --------------    --------------    --------------
Mortgage-Backed Securities:
   FHLMC                                         706,302              6,262               ---           712,564
   GNMA                                       14,687,742             18,156          (123,432)       14,582,466
   FNMA                                        6,147,918                487           (15,452)        6,132,953
                                         ---------------     --------------    --------------    --------------
                                              21,541,962             24,905          (138,884)       21,427,983
                                         ---------------     --------------    --------------    --------------
Total available for sale securities      $    40,030,280     $      322,247    $     (143,134)   $   40,209,393
                                         ===============     ==============    ==============    ==============

HELD TO MATURITY
                                                                      December 31, 1999
                                         ---------------------------------------------------------------------
                                                                 Gross            Gross
                                           Amortized          Unrealized        Unrealized             Fair
                                              Cost               Gains             Losses              Value
                                         ------------        ------------      ------------      --------------
Mortgage-Backed Securities:
   GNMA securities                       $       372,082     $        2,618    $      (3,583)    $      371,117
   FNMA securities                             2,272,271                ---          (26,947)         2,245,324
   FHLMC securities                            1,544,498              3,641          (16,864)         1,531,275
                                         ---------------     --------------    -------------     --------------
Total held to maturity securities        $     4,188,851     $        6,259    $     (47,394)    $    4,147,716
                                         ===============     ==============    =============     ==============

                                                                      December 31, 1998
                                         ---------------------------------------------------------------------
                                                                 Gross            Gross
                                           Amortized          Unrealized        Unrealized             Fair
                                              Cost               Gains             Losses              Value
                                         ------------        ------------      ------------      -------------
Mortgage-Backed Securities:
   GNMA securities                       $       591,917     $           --    $      (9,734)    $     582,183
   FNMA securities                             4,041,294             67,155              --          4,108,449
   FHLMC securities                            3,473,008            153,099          (41,091)        3,585,016
                                         ---------------     --------------    -------------     -------------
Total held to maturity securities        $     8,106,219     $      220,254    $     (50,825)    $   8,275,648
                                         ===============     ==============    =============     =============

The amortized cost and fair value of securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                         Available-for-Sale Securities    Held-to-Maturity Securities
                                         -----------------------------    ---------------------------
                                                            Estimated                      Estimated
                                            Amortized         Market         Amortized        Market
                                              Cost            Value            Cost           Value
                                           -----------     -----------     -----------     -----------
Due in one year or less                    $ 1,999,455     $ 1,993,130     $      --       $      --
Due after one year through five years        7,992,234       7,926,570            --              --
Due after five years through ten years      14,500,000      13,744,150            --              --
                                           -----------     -----------     -----------     -----------
                                            24,491,689      23,663,850            --              --
Mortgage-backed securities                  19,279,026      19,036,632       4,188,851       4,147,716
                                           -----------     -----------     -----------     -----------
   TOTAL                                   $43,770,715     $42,700,482     $ 4,188,851     $ 4,147,716
                                           ===========     ===========     ===========     ===========


Given both contractual payments as well as estimated prepayments, the expected remaining lives of mortgage-backed securities ranges from two to five years.

Proceeds from the sales of available for sale securities were $7,725,052 during 1998. Gross gains of $158,530 and gross losses of $14,890 were realized on these sales. Proceeds from the sales of available for sale securities were $2,956,322 during 1999. Gross gains of $4,080 and gross losses of $3,717 were realized on these sales.

Investment securities with a carrying value of $4,714,000 and $2,315,000 were pledged as collateral to secure treasury tax and loan, trust assets and public funds at December 31, 1999 and 1998, respectively.

During 1999 and 1998, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 1999, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                       1999              1998
                                                   -----------      -----------
Balance at the beginning of year                   $ 2,694,547      $ 1,634,660
Advances                                             8,468,941        6,455,064
Repayments                                          (7,749,587)      (6,359,735)
Other changes                                           26,293          964,558
                                                   -----------      -----------

                       BALANCE AT END OF YEAR      $ 3,440,194      $ 2,694,547
                                                   ===========      ===========

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING LOANS

Changes in the allowance for loan losses for the years ended December 31, 1999 and 1998, were as follows:

                                                                       1999              1998
                                                                   -----------      -----------
Balance at beginning of year                                       $ 1,013,949      $   970,840
Provision for loan losses                                              120,000          120,000
Loans charged off                                                     (125,725)         (96,867)
Recoveries of loans previously charged off                               6,298           19,976
                                                                   -----------      -----------
                                        BALANCE AT END OF YEAR     $ 1,014,522      $ 1,013,949
                                                                   ===========      ===========


A summary of nonperforming loans follows:                              1999             1998
                                                                   -----------      -----------
Nonaccrual loans                                                   $ 1,394,305      $ 1,168,159
Accruing loans contractually past due 90 days or more                   33,441           14,239
                                                                   -----------      -----------
                                                         TOTAL     $ 1,427,746      $ 1,182,398
                                                                   ===========      ===========

If interest income on nonaccrual loans throughout the year had been recognized in accordance with the loans' contractual terms, approximately $82,000 and $88,000 of additional interest would have been recorded for the years ended December 31, 1999 and 1998, respectively. Included in the nonaccrual loans at December 31, 1999 are two loans which total $366,000 of which 90% is guaranteed by a U.S. Government agency.

The  following   information  relates  to  impaired  loans,  which  include  all nonaccrual loans and other loans past due 90 days or more, and all restructured loans, as of and for the years ended December 31, 1999 and 1998.

                                                                                  1999           1998
                                                                               ----------     ----------
Loans receivable for which there is a related allowance for credit losses, determined:
       Based on discounted cash flows                                          $  316,000     $  837,000
       Based on the fair value of collateral                                      415,000           --
                                                                               ----------     ----------
          Total                                                                $  731,000     $  837,000
                                                                               ==========     ==========


Loans receivable for which there is no related allowance for credit losses determined:
       Based on discounted cash flows                                          $1,425,000     $1,237,000
       Based on the fair value of collateral                                      198,000        585,000
                                                                               ----------     ----------
          Total                                                                $1,623,000     $1,822,000
                                                                               ==========     ==========

Allowance for credit losses related to impaired loans                          $  135,000     $  137,000
                                                                               ==========     ==========

Average recorded investment in impaired loans                                  $2,354,000     $2,966,000
                                                                               ==========     ==========

Interest income recognized                                                     $  136,000     $  224,000
                                                                               ==========     ==========

Cash interest received                                                         $  175,000     $  264,000
                                                                               ==========     ==========


The Bank has no commitments to lend additional funds to borrowers whose loans are impaired.

The Bank's lending activities are conducted principally in the Litchfield County section of Connecticut. The Bank grants single-family and multi-family residential loans, commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, residential developments and for land development projects. Although lending activities are diversified, a substantial portion of many of the Bank's customers' net worth is dependent on real estate values in the Bank's market area.

The Bank has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension depending on the Bank's evaluation of the borrowers' creditworthiness and type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are marketable securities, time deposits, automobiles, boats, motorcycles and recreational vehicles. While collateral provides assurance as a secondary source of repayment, the bank ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows. The Bank's policy for real estate collateral requires that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. Private mortgage insurance is required for the portion of the loan in excess of 80% of the original appraised value of the property. For installment loans, the Bank may loan up to 100% of the value of the collateral.

NOTE F - BANK PREMISES AND EQUIPMENT

The major categories of bank premises and equipment as of December 31 1999 and 1998 are as follows:

                                                          1999           1998
                                                       ----------     ----------
Land                                                   $  674,849     $  674,849
Buildings                                               2,966,010      2,154,957
Furniture and fixtures                                  2,124,813      1,885,332
Leasehold improvements                                    193,989        197,526
                                                       ----------     ----------
                                                        5,959,661      4,912,664
Less accumulated depreciation and amortization          2,941,685      2,773,551
                                                       ----------     ----------
                                                       $3,017,976     $2,139,113
                                                       ==========     ==========

Depreciation and amortization expense on bank premises and equipment for the years ended December 31, 1999 and 1998 was $384,664 and $360,343, respectively.

NOTE G - LEASE COMMITMENTS

At December 31, 1999, the Corporation was obligated under various noncancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. Net rent expense under operating leases was approximately $95,000 and $77,000 for 1999 and 1998, respectively. The future minimum payments under operating leases are as follows:

                                 2000             $     54,000
                                 2001                   37,000
                                 2002                   14,000
                           Thereafter                   17,000
                                                  ------------
                                                  $    122,000
                                                  ============

NOTE H - FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), purchased $727,600 of FHLBB capital stock during 1999 and $201,100 of FHLBB capital stock during 1998. The Bank is required to maintain an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Credit Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and other loans and investments which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of December 31, 1999 totaled $41,730,000, $5,000,000 at a rate of 5.45% due in April 2003 and $36,730,000 at an average rate of 4.80% due on an overnight basis.

NOTE I - DEPOSITS

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 1999:

                               2000                  $  58,195,376
                               2001                     22,910,778
                               2002                        706,678
                               2003 and thereafter         762,184
                                                     -------------
                                    TOTAL            $  82,575,016
                                                     =============

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$1,137,933 and $1,132,416 at December 31, 1999 and 1998, respectively.

NOTE J - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                                1999              1998
                                             -----------      -----------
Current:
   Federal                                   $   385,242      $   813,270
   State                                          76,114          204,178
                                             -----------      -----------
                                                 461,356        1,017,448
                                             -----------      -----------
Deferred:
   Federal                                       290,114          (43,493)
   State                                          58,841           (1,238)
                                             -----------      -----------
                                                 348,955          (44,731)
                                             -----------      -----------
                   TOTAL                     $   810,311      $   972,717
                                             ===========      ===========

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                   1999                     1998
                                          ------------------       ---------------------
Provisions for income taxes at statutory
   Federal rate                           $ 872,350       34%      $ 853,065         34%
Increase (decrease) resulting from:
   Connecticut corporation income tax
      net of federal tax benefit            143,938        6         122,272          5
   Tax exempt income                        (20,717)      (1)        (19,595)(1)
   Federal and state tax credits           (203,850)      (8)           --           --
   Nondeductible interest expense             2,322       --           1,740         --
   Other                                     16,268        1          15,235          1
                                          ---------  -------       ---------     ------

   Provision for income taxes             $ 810,311       32%      $ 972,717         39%
                                          =========  =======       =========     ======

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                   1999            1998
                                              -----------      -----------
Deferred tax assets:
   Allowance for loan losses                  $   395,156      $   401,625
   Unrealized loss on securities                  423,919             --
   Depreciation                                   185,064          162,365
   All other                                      219,420          175,148
                                              -----------      -----------
     Total gross deferred tax assets            1,223,559          739,138
                                              -----------      -----------

Deferred tax liabilities:
   Tax bad debt reserve                          (175,889)        (178,869)
   Prepaid pension costs                         (174,613)        (142,060)
   Net deferred loan costs                       (474,134)        (105,489)
   Unrealized gain on securities                     --            (22,667)
   Prepaid expenses and other                     (20,473)          (9,234)
                                              -----------      -----------
     Total gross deferred tax liabilities        (845,109)        (458,319)
                                              -----------      -----------

Net deferred tax asset                        $   378,450      $   280,819
                                              ===========      ===========

Based on the Corporation's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

NOTE K - EMPLOYEE BENEFITS

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method.

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1999 and 1998 using a measurement date of December 31:

                                                    1999               1998
                                                 -----------       -----------
Change in benefit obligation:
   Benefit obligation, beginning                 $ 1,612,868       $ 1,505,805
   Service cost                                      141,292           128,716
   Interest cost                                     112,901           113,723
   Actuarial gain                                       --             (78,962)
   Benefits paid                                     (54,291)          (56,414)
                                                 -----------       -----------
   Benefit obligation, ending                      1,812,770         1,612,868
                                                 -----------       -----------

Change in plan assets:
   Fair value of plans assets, beginning           2,280,861         1,832,694
   Actual return on plan assets                      173,591           346,041
   Employer contribution                             145,547           158,540
   Benefits paid                                     (54,291)          (56,414)
                                                 -----------       -----------
   Fair value of plan assets, ending               2,545,708         2,280,861
                                                 -----------       -----------

Funded status                                        732,938           667,993
Unrecognized net actuarial gain                     (175,695)         (173,169)
Unrecognized service cost                           (108,942)         (136,178)
                                                 -----------       -----------
Prepaid benefit cost                             $   448,301       $   358,646
                                                 ===========       ===========

Components of net periodic benefit cost:
   Service cost                                  $   141,292       $   128,716
   Interest cost                                     112,901           113,723
   Expected return on plan assets                   (171,065)         (137,452)
   Amortization of prior service cost                (27,236)          (27,236)
   Recognized net actuarial loss                        --               2,496
                                                 -----------       -----------
   Net periodic benefit cost                     $    55,892       $    80,247
                                                 ===========       ===========

Weighted-average assumptions:
   Discount rate                                        7.00%             7.00%
   Expected return on plan assets                       7.50%             7.50%
   Rate of compensation increase                        5.00%             5.00%


EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. Currently, the Bank makes matching contributions equal to 75% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $69,194 for 1999 and $64,127 for 1998.

OTHER BENEFIT PLANS: Effective September 1, 1994, the Bank entered into a supplemental retirement plan with the President/Chief Executive Officer. At December 31, 1999 and 1998, accrued supplemental retirement benefits of $44,766 and $37,510 respectively, are recognized in the Corporation's balance sheet related to this plan. For the years ended December 31, 1999 and 1998, $7,256 and $0 of related expenses are included in operations.

Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 1999 and 1998, accrued supplemental retirement benefits of $20,200 and $13,400 respectively, are recognized in the Corporation's balance sheet related to this Plan. Payments to this retiree will be $5,000 per year through 2008.

Beginning in 1996, the Corporation offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The cost of the related trust assets and corresponding liability of $200,874 and $120,000 at December 31, 1999, and 1998, respectively are included in the Corporation's balance sheet.

The Corporation has agreements with certain members of senior management which provide for cash severance payments equal to two times annual compensation for the previous year, upon involuntary termination or reassignment of duties inconsistent with the duties of a senior executive officer, within 24 months following a "change in control" (as such terms are defined in the agreements). In addition, the agreements provide for the continuation of health and other insurance benefits for a period of 24 months following a change in control. The Corporation has similar agreements with other members of management which provide for cash severance of six months annual compensation if termination or reassignment of duties occurs within six months following a change of control, and provide for the continuation of health and other insurance benefits for a period of six months following a change in control.

In connection with the anticipated adoption, in 2000, of a long-term incentive compensation plan, the Bank purchased life insurance policies with an aggregate cash surrender value of $3.5 million at December 31, 1999, which is included in other assets in the consolidated balance sheets.

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

In 1999, the Corporation's shareholders approved an increase in the authorized shares of common stock from 2,500,000 shares to 5,000,000 shares, and authorized 1,000,000 shares of a class of preferred stock.

On November 24, 1999 and November 25, 1998, the Board of Directors declared 5% stock dividends payable on December 30, 1999 and December 31, 1998, respectively. Payment of these dividends resulted in the issuance of 74,430 additional common shares in December 1999 and 70,455 additional common shares in December 1998. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to capital surplus. Fractional shares were payable in cash on an equivalent share basis of $18.00 for the 1999 stock dividend and $19.25 for the 1998 stock dividend.

During 1998, the Corporation purchased 22,260 shares (22,998 shares after giving effect to the stock split) of its stock at a price of $17.35 per share. On April 30, 1998, the Corporation declared a 5 for 2 stock split in the form of a 150% stock dividend payable on June 15, 1998 in common stock of the Corporation. This action resulted in the issuance of 838,666 additional common shares and fractional shares were payable in cash on an equivalent share basis of $16.90.

Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

In November, 1997, the Board of Directors of the Corporation adopted a resolution authorizing the Corporation to repurchase up to 20,000 shares of the Corporation's common stock from time to time for a period of one year, at prices to be determined by the Corporation and sellers at the time of each transaction. The resolution was renewed in January 1999 for a period of one year, and the number of shares subject to repurchase was increased to 80,000. In January 2000, the resolution expired and was not renewed.

The following is information about the computation of net income per share for the years ended December 31, 1999 and 1998. The 1998 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                                For the Year Ended December 31, 1999
                                                ------------------------------------
                                                  Net                       Per Share
                                                 Income         Shares       Amount
                                                 ------         ------       ------
Basic Net Income Per Share
   Income available to common stockholders     $1,755,425      1,483,899     $   1.18
                                                                             ========
Effect of Dilutive Securities
   Options Outstanding                               --           64,603
                                               ----------      ---------
Diluted Net Income Per Share
   Income available to common stockholders
     plus assumed conversions                  $1,755,425      1,548,502     $   1.13
                                               ==========     ==========     ========

                                                For the Year Ended December 31, 1998
                                                ------------------------------------
                                                  Net                       Per Share
                                                 Income         Shares       Amount
                                                 ------         ------       ------
Basic Net Income Per Share
   Income available to common stockholders     $1,536,299      1,481,485     $   1.04
                                                                             ========
Effect of Dilutive Securities
   Options Outstanding                               --           70,565
                                               ----------     ----------
Diluted Net Income Per Share
   Income available to common stockholders
     plus assumed conversions                  $1,536,299      1,552,050     $    .99
                                               ==========     ==========     ========


NOTE M - STOCK OPTION PLANS

At December 31, 1999, the Corporation has two fixed option plans, which are described below. As permitted by SFAS No. 123, the Corporation has elected to continue to measure compensation costs for stock based compensation plans using the intrinsic value based method of accounting presented under APB Opinion No. 25 and related interpretations, and to make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined by SFAS No. 123 had been applied. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the options granted been determined consistent with the SFAS No. 123, the Corporation's net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:

Years ended December 31,                                 1999             1998
                                                  -------------      -------------
Net income                         As Reported    $   1,755,425      $   1,536,299
                                   Pro forma      $   1,706,635      $   1,493,032

Basic net income per share         As Reported    $        1.18      $        1.04
                                   Pro forma      $        1.15      $        1.01

Diluted net income per share       As Reported    $        1.13      $         .99
                                   Pro forma      $        1.10      $         .96


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing mode with the following weighted-average assumptions used for grants in 1999 and 1998: dividend yield of 2.0% in 1999 and 2.6% in 1998; expected volatility of 17.5% in 1999 and 16% in 1998; risk free interest rates of 5.65% and 5.26%, respectively for 1999 and 1998; and expected lives of 6 to 8 years.

OPTION PLAN FOR PRESIDENT

In 1990 the Board of Directors granted the Corporation's President/Chief Executive Officer certain stock options to purchase a maximum of 3,000 shares of the Corporation's common stock. The exercise price of $55 per share was the fair market value of the common stock on March 1, 1990, the date the President joined the Corporation. The stock options are exercisable for up to 20% of the 3,000 shares approved per annum (600 shares), and expire ten years from the grant thereof. The options are cumulative so that if shares are not purchased in any particular year, such shares may be purchased in a subsequent year.

In 1994, the Board of Directors amended the plan to provide for adjustments in the price and number of options granted upon the occurrence of changes in the Corporation's capital structure. The effect of this amendment, as of December 31, 1999, was to retroactively increase the number of options to 30,548 to include the effect of the annual 5% stock dividends paid since April 11, 1990 as well as the stock splits of February 8, 1995 and April 30, 1998.

There were no options exercised in 1999 and 551 options were exercised in 1998. At December 31, 1999, there were outstanding and exercisable options for the purchase of 29,997 shares at a price of $5.41 per share.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 2,520 shares of the Corporation's common stock. Automatic annual grants of an additional 428 shares for each director were given for each of the four following years.

The stock option plan for officers grants options based upon individual officer performance.

Under both the director and officer plans, the price per share of the option is the fair market value of the Corporation's stock at the date of the grant. No option may be exercised until 12 months after it is granted. Options are exercisable for a period of ten years from the grant thereof.

Activity in the option plan for officers and outside directors for 1999 and 1998 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                    1999                              1998
                                            ----------------------------   ------------------------------
                                                        Weighted Average                 Weighted Average
                                            Number of      Exercise         Number of         Exercise
                                              Shares    Price Per Share      Shares        Price Per Share
                                              ------    ---------------      ------        ---------------
Options outstanding at beginning of year      95,776     $   10.09          91,289         $    8.75
   Granted                                    16,607         17.62          24,136             13.75
   Exercised                                  10,365         11.40          19,649              8.36
   Cancelled                                      --            --              --                --
                                             -------                        ------
Options outstanding at end of year           102,018         11.18          95,776             10.09
                                             =======                        ======
Options exercisable at end of year            85,411          9.93          71,640              8.86
                                             =======                        ======


Weighted average fair value of options
   granted during the year                                 $  4.58                         $    3.15
                                                           =======                         =========

At December 31, 1999, exercise prices ranged from $6.43 to $17.62 with an average remaining contractual life of 6.7 years and a weighted average exercise price of $11.18.

During 1999, the option plan for officers and directors expired. Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 132,015.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 1999, the Bank had retained earnings of approximately $12,180,500 of which approximately $3,260,000 was available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1999, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated 10% of consolidated net assets.

NOTE O - COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit and unused lines of credit, and expose the Bank to credit risk in excess of the amounts recognized in the balance sheets.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 1999 and 1998 related to these items are summarized below:

                                                         1999            1998
                                                     -----------     -----------
                                                    Contract Amount  Contract Amount
                                                    ---------------  ---------------
Loan commitments:
   Approved mortgage and equity loan commitments     $ 2,818,600     $ 6,390,294
   Approved commercial loan commitments                     --           410,000
   Unadvanced portion of construction loans            2,612,000       2,706,408
   Unadvanced portion of:
     Commercial lines of credit                        3,169,000       3,464,962
     Home equity lines of credit                      13,667,000      11,735,902
     Overdraft protection                                510,000         485,474
     Credit Cards                                      1,386,000       1,135,251
     Floor plans                                         200,640         267,764
   Standby letters of credit                             160,000         125,000
                                                     -----------     -----------
                                                     $24,523,240     $26,721,055
                                                     ===========     ===========

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on the above are primarily variable. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These financial instruments are recorded in the financial statements when they become payable.

LEGAL PROCEEDINGS

The Corporation is involved in various legal proceedings which arose during the course of business and are pending against the Corporation. Management believes the ultimate resolution of these actions and the liability, if any, resulting from such actions will not materially affect the financial condition or results of operations of the Corporation.

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 1999 and 1998, the Bank paid approximately $139,000 and $143,000, respectively, for insurance and legal fees, to companies, the principals of which are Directors of the Corporation.

NOTE Q - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Total capital includes the allowance for loan losses (up to a certain amount), perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt and intermediate-term preferred stock. Risk adjusted assets are assets adjusted for categories of on and off-balance sheet credit risk.

As of December 31, 1999, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                   Minimum Required       To Be Well Capitalized
                                                                     For Capital          Under Prompt Corrective
                                          Actual                   Adequacy Purposes           Action Purposes
                                    Amount       Ratio          Amount            Ratio      Amount         Ratio
As of December 31, 1999:

   Total Capital to Risk
     Weighted Assets              $16,568,273    10.54%       $12,575,539           8%     $15,719,424       10%
   Tier I Capital to Risk
     Weighted Assets               15,553,751     9.89          6,290,698           4        9,436,047        6
   Tier I Capital to Average
     Assets                        15,553,751     6.22         10,002,412           4       12,503,015        5

As of December 31, 1998:

   Total Capital to Risk
     Weighted Assets              $14,954,060    12.24%        $9,773,895           8%      $12,217,369      10%
   Tier I Capital to Risk
     Weighted Assets               13,940,111    11.41          4,886,980           4         7,330,470       6
   Tier I Capital to Average
     Assets                        13,940,111     6.51          8,565,352           4        10,706,690       5


The Corporation is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve. Actual and required ratios are not substantially different from those shown above.

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value of other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Management uses its best judgement in estimating the fair value of the Corporation's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction at either December 31, 1999 or 1998. The estimated fair value amounts for 1999 and 1998 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only required for a limited portion of the Corporation's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Corporation's disclosures and those of other companies or banks may not be meaningful.

The fair value of the Federal Home Loan Bank stock and Federal Reserve Bank stock is estimated to equal the carrying value, due to the historical experience that these stocks are redeemed at par.

The fair value of securities is based on quoted market prices or dealer quotes, if available, or if not available, on dealer quotes for similar instruments.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgages, commercial mortgages, construction mortgages, commercial, installment and other loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

Fixed rate loans were priced using the discounted cash flow method. The fair value was determined using a discount rate equivalent to the prevailing market rate for similar loans.

Variable rate loans were valued at carrying value due to the frequent repricing characteristics of the portfolio. The remaining portfolio, such as collateral, home equity lines and overdraft protection loans were valued at carrying value due to the frequent repricing characteristics of the portfolios. The fair value of fees associated with off-balance-sheet lending commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standings.

All nonperforming loans were valued using the discounted cash flow method. The fair values of the assets were determined using a discount rate commensurate with the anticipated risks and repayment period.

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit and other borrowings is based on the discounted value of contractual cash flows that applies interest rates currently offered or that would be paid for deposits or borrowings of similar remaining maturities to a schedule of aggregate expected maturities.

Cash and due from banks, federal funds sold, interest income receivable, and short term borrowings are short term, and therefore, book value is a reasonable estimate of fair value.

The recorded book balances and estimated fair values of the Corporation's financial instruments at December 31, 1999 and 1998 are as follows:

                                                   1999                              1998
                                     -----------------------------     -----------------------------
                                          Book         Estimated           Book           Estimated
                                          Value        Fair Value          Value          Fair Value
                                     ------------     ------------     ------------     ------------
Financial Assets:
Cash and due from banks              $ 12,800,196     $ 12,800,196     $  6,156,166     $  6,156,166
Federal Funds sold                           --               --          2,600,000        2,600,000
Available for sale securities          42,700,482       42,700,482       40,209,393       40,209,393
Held to maturity securities             4,188,851        4,147,716        8,106,219        8,275,648
Federal Home Loan Bank stock            2,100,000        2,100,000        1,372,400        1,372,400
Federal Reserve Bank stock                 81,850           81,850           81,850           81,850
Loans held for sale                          --               --            379,600          379,600
Loans, net                            183,808,894      179,303,140      151,691,144      152,397,684
Accrued interest receivable             1,455,363        1,455,363        1,213,751        1,213,751

Financial Liabilities:
Savings deposits                       36,556,699       36,556,699       35,558,082       35,558,082
Money market and demand deposits       78,101,067       78,101,067       73,487,547       73,487,547
Time certificates of deposit           82,575,016       82,564,243       85,895,843       86,650,450
Federal Home Loan Bank Advances        41,730,000       41,542,296        5,000,000        4,986,538
Collateralized borrowings                 830,227          830,227          270,268          270,268

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 1999 and 1998.

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

NOTE S - OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                                 1999
                                                                           ---------------------------------------------
                                                                            Before-Tax     Tax (Expense)     Net-of-Tax
                                                                             Amount            Benefit          Amount
                                                                           -----------      -----------      -----------
Unrealized holding losses arising during the period                        $(1,283,764)     $   582,102      $  (701,662)
Less: reclassification adjustment for gains recognized in net income            34,418          (15,606)          18,812
                                                                           -----------      -----------      -----------
Unrealized holding loss on available for sale securities, net of taxes     $(1,249,346)     $   566,496      $  (682,850)
                                                                           ===========      ===========      ===========
                                                                                                 1998
                                                                           ---------------------------------------------
                                                                            Before-Tax     Tax (Expense)     Net-of-Tax
                                                                             Amount            Benefit          Amount
                                                                           -----------      -----------      -----------
Unrealized holding gains arising during the period                         $    42,587    $     (17,035)     $    25,552
Less: reclassification adjustment for losses recognized in net income         (103,660)          41,464          (62,196)
                                                                           -----------      -----------      -----------
Unrealized holding loss on available for sale securities, net of taxes     $   (61,073)          24,429      $  (36,644)
                                                                           ===========      ===========      ===========

                                      F-18

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION

FIRST LITCHFIELD FINANCIAL CORPORATION
Condensed Balance Sheets
                                                                  December 31,
                                                           ---------------------------
                                                               1999            1998
                                                           -----------     -----------
Assets
   Cash and due from banks                                 $   165,722     $   429,256
   Investment in The First National Bank of Litchfield      14,907,437      13,976,647
   Other assets                                                  6,462          46,679
                                                           -----------     -----------

Total Assets                                               $15,079,621     $14,452,582
                                                           ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:
   Other liabilities                                       $   153,412     $   141,206
                                                           -----------     -----------
Total Liabilities                                              153,412         141,206
Shareholders' equity                                        14,926,209      14,311,376
                                                           -----------     -----------
                                                           $15,079,621     $14,452,582
                                                           ===========     ===========



Condensed Statements of Income                                      Years Ended December 31,
                                                                    ------------------------
                                                                     1999             1998
                                                                 -----------      -----------
Dividends from subsidiary                                        $   155,000      $ 1,044,600
Other expenses, net                                                   19,512          137,777
                                                                 -----------      -----------
Income before taxes and equity in earnings of subsidiary             135,488          906,823
Income tax benefit                                                    (6,298)         (46,679)
                                                                 -----------      -----------
Income before equity in undistributed earnings of subsidiary         141,786          953,502
Equity in undistributed earnings of subsidiary                     1,613,639          582,797
                                                                 -----------      -----------

Net income                                                       $ 1,755,425      $ 1,536,299
                                                                 ===========      ===========

Condensed Statements of Cash Flows                               Years Ended December 31,
----------------------------------                               ------------------------
                                                                    1999            1998
                                                               -----------      -----------
Cash flows from operating activities:
Net Income                                                     $ 1,755,425      $ 1,536,299
Adjustments to reconcile net income
   to cash provided by operating activities:
   Equity in undistributed earnings of subsidiary               (1,613,639)        (582,797)
   Other, net                                                       45,135          (41,093)
                                                               -----------      -----------
   Cash provided by operating activities                           186,921          912,409
Cash flows from financing activities:
Stock options exercised                                            118,206          167,136
Purchase of treasury stock                                            --           (279,139)
Distribution in cash for fractional shares of common stock          (3,877)          (4,855)
Dividends paid on common stock                                    (564,784)        (526,566)
                                                               -----------      -----------
   Cash used by financing activities                              (450,455)        (643,424)
                                                               -----------      -----------
   Net (decrease) increase in cash and cash equivalents           (263,534)         268,985
Cash and cash equivalents at the beginning of the year             429,256          160,271
                                                               -----------      -----------
Cash and cash equivalents at the end of the year               $   165,722      $   429,256
                                                               ===========      ===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with the accountants of the Company or the Bank during the 24 month period prior to December 31, 1999, or subsequently.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth information concerning the Directors and Executive Officers of the Company. Unless otherwise indicated, each person has held the same or a comparable position with his present employer for the last five years. The Directors of the Company are elected for a term of three years with approximately one-third of the Directors elected in any one year. The Directors of the Bank and the officers of the Bank and the Company are all elected for terms of one year.


                   Position Held with                        Expiration Date
Name and Age          the Company                            of Current Term
------------          -----------                            ---------------

Clayton L.         Director of the Company                          2002
Blick              since 1988 and of the
(82)               Bank since 1953 (1)

Ernest W.          Chairman of the Board of                         2001
Clock              Directors; Director of the
(75)               Company since 1988 and of
                   the Bank since 1973 (2)

John H.            Director of the Company                          2000
Field              and the Bank since 1990 (3)
(74)

Bernice D.         Director of the Company                          2002
Fuessenich         since 1988 and of the
(81)               Bank since 1978 (4)

Perley H.          Director of the Company                          2000
Grimes, Jr.        since 1988 and of the
(55)               Bank since 1984 (5)

Thomas A.          Director of the Company                          2000
Kendall            and of the Bank since 1999 (6)
(44)

                   Position Held with                        Expiration Date
Name and Age          the Company                            of Current Term
------------          -----------                            ---------------
George M.         Director of the Company                           2001
Madsen            and the Bank since 1988 (7)
(65)

Charles E.        Director of the Company                           2000
Orr               since 1988 and of the
(64)              Bank since 1981 (8)

William J.              Director of the Company                     2001
Sweetman          and the Bank since 1990 (9)
(53)

H. Ray            Director of the Company                           2002
Underwood         and of the
(46)              Bank since 1998 (10)

Patricia D.       Director of the Company                           2001
Werner            and the Bank since 1996 (11)
(53)

Jerome J.         President, Chief Executive Officer                2002
Whalen            and Director of the Company
(57)              and of the Bank since 1990 (12)

Carroll A.        Senior Vice President and Chief                   N/A
Pereira           Financial Officer of the Bank and
(44)              Treasurer of the Company since 1984

Philip G.         Senior Vice President, Chief                      N/A
Samponaro         Administrator, Cashier and
(58)              Secretary of the Bank since 1976

Revere H.         Senior Vice President and                         N/A
Ferris            Senior Loan Officer of the Bank
( 58 )            since 1997 (13)

John S. Newton    Senior Vice President and                         N/A
(61)              Trust Officer of the Bank
                  since 1999 (14)

---------------------
(1)  Mr. Blick is a Partner in the Law Firm of Cramer & Anderson.
(2)  Mr. Clock is Chairman of the Board of F. North Clark Insurance Agency.
(3) Mr. Field is retired. He served as Executive Vice President of Union Carbide Corporation until December 1986.
(4)  Ms. Fuessenich is a realtor and an owner of the Fuessenich Agency.
(5)  Mr. Grimes is a Partner in the Law Firm of Cramer & Anderson.
(6)  Mr. Kendall is a self employed investor.

(7) Mr. Madsen is retired. He formally served as President of Roxbury Associates, Inc.
(8)  Mr. Orr is President of New Milford Volkswagen, Inc.
(9)  Mr. Sweetman is the President and owner of Dwan & Co., Inc.
(10) Mr. Underwood is Secretary and Treasurer of Underwood Services, Inc.
(11) Ms. Werner is the head of the Washington Montessori Association, Inc.
(12) Mr. Whalen has served as the President of the Company and the Bank since March 1, 1990.
(13) Mr. Ferris has served as Senior Vice President and Senior Loan Officer of the Bank since 1997. Mr. Ferris served as Vice President from January, 1997 through December, 1997 and served as Assistant Vice President from January, 1996 through December, 1996. From 1994 through December, 1995, Mr. Ferris was self employed as a financial consultant.
(14) Mr. Newton has served as Senior Vice President and Trust Officer of the Bank since April, 1999. Prior to joining the Bank, Mr. Newton served as Vice President and Senior Trust Officer of The Bank of Western Massachusetts from October, 1995 to April, 1999. Prior to joining The Bank of Western Massachusetts, Mr. Newton serviced as Vice President and Senior Account Executive for Fidelity Management Trust Company from February, 1994 to May, 1995.

         There are no arrangements or understandings between any of the Directors or any other persons pursuant to which any of the above Directors have been selected as Directors.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain information regarding the compensation paid by the Company and the Bank to certain Executive Officers of the Company and the Bank for services rendered in all capacities during the fiscal years ended December 31, 1999, 1998 and 1997. Other than the Named Executive Officers set forth below (the "Named Executive Officers") Ms. Pereira (whose cash compensation exceeded $100,000 for the 1998 calendar year), Mr. Whalen and Messrs. Ferris and Samponaro (whose cash compensation exceeded $100,000 for the 1999 calendar year), no other individual employed by the Company and/or the Bank received aggregate cash compensation of $100,000 or more during the fiscal year ended December 31, 1999, 1998 and 1997.

                                                                                   Summary Compensation Table
                                                                                   --------------------------
                                                                                   Long Term Compensation
                                                                                   ----------------------
                                   Annual Compensation                            Awards                Payouts
                                 -------------------------------------------    --------------------------------
                                                                                Restricted
Name and                                                        Other Annual      Stock     Options/
Principal                                                       Compensation      Awards      SARs        LTIP          All Other
Position                  Year   Salary($)(1)(2)   Bonus($)         ($)             ($)       (#)       Payout($)   Compensation ($)
--------                  ----   ---------------   --------         ---             ---       ---       ---------   ----------------

Jerome J. Whalen         1999    $186,454          $             $                           5,576 (3)               $      460 (4)
President and Chief      1998    $170,746                                                    5,576 (3)               $    5,844 (5)
Executive Officer        1997    $160,411                                                    5,320 (3)               $      383 (4)
of the Bank and
Company

Revere H. Ferris         1999    $102,316                                                    3,677 (3)
Senior Vice              1998    $ 75,229                                                    3,677 (3)
President                1997    $ 55,232
of the Bank

Carroll A. Pereira       1999    $  96,472                                                   3,677 (3)
Treasurer of the         1998    $  85,457                                                   3,677 (3)                $  26,546 (6)
Company and              1997    $  83,372                                                   3,344 (3)
Chief Financial
Officer of the Bank

Philip G.                1999    $101,796                                                    3,677 (3)
Samponaro                1998    $ 94,196                                                    3,677 (3)
Senior Vice              1997    $ 84,096                                                    3,344 (3)
President of the
Bank and Secretary
of the Company

--------------
1. The Company furnishes the Named Executive Officers with certain non-cash compensation and other personal benefits aggregating less than 10% of their cash compensation.

2. All employees of the Bank, including the above officers, are eligible after 1 year of service to participate in the Bank's 401k deferred compensation plan. The Bank's contribution of up to 75% of the first 4% of each employee's voluntary salary reduction contributed to the 401k plan becomes immediately vested. The Officer's compensation above is without deduction for their 401k contribution and is exclusive of the Bank's matching contribution.

3. Options granted pursuant to the 1994 Stock Option Plan for officers and outside directors. The numbers of options have been adjusted to reflect stock splits and dividends. ( See "1994 Stock Option Plan for Officers and Outside Directors").
4. Amount reflects the Named Executive Officer's taxable benefit portion of the Split Dollar Life Insurance policy for the benefit of the Named Executive Officer pursuant to the 1994 Supplemental Employee Retirement Plan Agreement. ( See "1994 Supplemental Employee Retirement Plan for Mr. Whalen").
5. Amount includes the Named Executive Officer's taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of the Named Executive Officer pursuant to the 1994 Supplemental Employee Retirement Plan Agreement, $422. Additionally, the amount includes $5,422 which can be attributed to the exercise of stock options by the Named Executive Officer.
6. This can be attributed to the exercise of stock options by the Named Executive Officer.

OPTION/SAR Grants in Last Fiscal Year

         The following table contains information regarding options granted to the Named Executive Officers of the Company during 1999. All shares purchased upon the exercise of any option must be paid in full at the time of purchase.
The number of options granted and the per share exercise prices have been adjusted to reflect stock splits and dividends.

                                                            Individual Grants
------------------------------------------------------------------------------------------------------
                                    Number of           Percent of
                                   Securities        Total/Options
                                   Underlying        SARs Granted       Exercise or
                                  Options/SARs       to Employees        Base Price        Expiration
Name                              Granted (#)(1)     in Fiscal Year        ($/sh)              Date
----                              --------------     --------------        ------              ----
Jerome J. Whalen                        5,576              33.6%            $17.62          01/29/09
President and
Chief Executive Officer
to the Bank and Company

Revere H. Ferris                        3,677              22.1%            $17.62          01/29/09
Senior Vice President
of the Bank

Carroll A. Pereira                      3,677              22.1%            $17.62          01/29/09
Treasurer of the Company
and Chief Financial
Officer
of the Bank
                                        3,677              22.1%            $17.62          01/29/09
Philip G. Samponaro
Senior Vice President of
the Bank and Secretary of
the Company

-------------------
1. Options granted pursuant to the 1994 Stock Option Plan for Officers and Outside Directors. (See "1994 Stock Option Plan for Officers and Directors"). The number of securities underlying options granted and the per share exercise prices have been adjusted to reflect stock splits and dividends.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

         The following table sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held by the Named Executive Officers of the Company. The number of options and the per share exercise prices have been adjusted to reflect stock splits and dividends.

                                                                                Number of
                                                                         Securities/Underlying             Value of Unexercised
                                                                               Unexercised                     In-the-Money
                                Shares Acquired     Value Realized             Options/SARs                     Options/SARs
Name                            on Exercise (#)            ($)                 at FY-End (#)                 At FY-End ($)(1)
----                            ---------------            ---                 -------------                 ----------------
Jerome J. Whalen                     0                  0                       56,578                         $523,745
President and Chief
Executive Officer of
the Bank and the
Company

Revere H. Ferris                     0                  0                        7,354                         $ 16,730
Senior Vice President
of the Bank

Carroll A. Pereira                   0                  0                       14,042                          $66,255
Treasurer of the
Company and Chief
Financial Officer of
the Bank

Philip G. Samponaro                  0                  0                       17,237                         $ 99,227
Senior Vice President
of the Bank and
Secretary of the
Company

-------------------
 1. Represents the difference between the closing bid price of the Company's common stock at December 31, 1999, $17.75, and the exercise price of options, multiplied by the number of options.

Agreements with Management

         While there are no employment contracts between the Company and any of its Executive Officers, there are change of control agreements between the Bank and its Executive Officers. These agreements provide that in certain instances if the Executive Officer is terminated or reassigned within twenty-four (24) months following the occurrence of a change of control (as such term is defined in the Change of Control Agreements), then such individual shall be entitled to receive an amount as provided by such agreement equal to twenty-four (24) months salary, reasonable legal fees and expenses incurred by the Executive Officer as a result of such termination or reassignment, and continued participation in certain benefit plans.

Agreements with Employees

         While there are no employment contracts between the Company and any of its employees, there are change of control agreements between the Bank and twenty-eight (28) employees who have been employed by the Bank for more than ten years. These agreements provide that in certain instances if the employee is terminated or reassigned within six (6) months following the occurrence of a change of control (as such term is defined in the Change of Control Agreements), then such individual shall be entitled to receive an amount as provided by such agreement equal to six (6) months salary, reasonable legal fees and expenses incurred by the employee as a result of such termination or reassignment, and continued participation in certain benefit plans.

Long Term Incentive and Deferred Compensation Plans

         The Bank expects to create a non-qualified Long Term Deferred Incentive Plan ("LTDIP") for its executive officers. In the event it is adopted and implemented, which is expected to occur during the first or second calendar quarters of 2000, the LTDIP will trigger the award of deferred bonuses to executive officers if specified bank performance objectives are achieved, based upon a formula approved by the Board of Directors and upon which tax deferred earnings will accrue at rates which will generally range between 4% and 15%. Amounts will be awarded after the end of each fiscal year. Such awards will vest 20% per additional year of service subsequent to the year with respect to which the award is granted with 100% vesting upon a change in control, termination without cause, or, at normal retirement or at age 55 with 20 years of service. If a participant dies while serving as an executive officer of the Bank, the amount payable to the participant's beneficiary will be in an amount equal to the participant's projected retirement benefit (as defined in the LTDIP) if the Bank acquires and maintains a corporate like insurance policy on the life of the participant at the time of death (see below).

         The Bank expects to create an Outside Director Deferred Compensation Plan ("DDCP"). In the event it is adopted and implemented, which is expected to occur during the first or second calendar quarters of 2000, the DDCP will award a director with a right to earn and defer the receipt of a bonus in an amount or percentage of director and retainer fees, and have earnings accrue on such amounts at a rate between 4% and 15% and generally equivalent to the appreciation in the Company's stock price over the period of time for which the fees are in the DDCP if specified bank performance objectives are achieved. All amounts in the DDCP will generally be vested 20% per additional year of service with 100% vesting upon a change in control, at normal retirement or full term years of service. If a participant dies while serving as an outside director of the Bank, the amount payable to the participant's beneficiary will be the amount equal to the participant's projected retirement benefit (as defined in the DDCP) if the Bank has acquired and maintains a corporate life insurance policy on the life of the participant at the time of death (see below).

         In concert with LTDIP and DDCP, the Bank has invested $3.5 million in universal cash surrender value life insurance. Insurance policies were acquired on the lives of each of the Bank's 5 executive officers and all but three of the Bank's directors which are designed to recover the costs of the Bank's LTDIP and DDCP. The policy death benefit will indemnify the Bank against the death benefit provision of these benefit plans. The policies were paid with a single premium. Policy cash values will earn interest at a current rate of approximately 5.5% and policy mortality costs will be charged against the cash value monthly. There are no load or surrender charges associated with the policies.

Supplemental  Employee Retirement Plan for President Whalen
-----------------------------------------------------------

         Effective September 1, 1994, the Bank entered into a Supplemental Employee Retirement Plan Agreement (SERP) with Jerome J. Whalen, President and CEO. The SERP was amended in 1998. The purpose of the SERP is to provide President Whalen with increased retirement benefits through a trust arrangement, such that his total retirement payments from all sources will approximate 60% of his last three years annual compensation. The premium paid by the Bank on the policy to fund the SERP during 1998 was $37,250. Upon the death of Mr. Whalen, the Bank expects to recover its costs from the face amount of the policy. Upon termination of employment, prior to retirement, Mr. Whalen may continue the policy, provided he makes all future premium payments.

1990 Stock Option Agreement with President Whalen
-------------------------------------------------

         The Board of Directors, with shareholder approval on April 11, 1990, granted the Company's President, Jerome J. Whalen, stock options to purchase a maximum of 3,000 shares of the Company's Common Stock (the "1990 Plan"). The options have a term of ten years from the 1990 date of grant. The original exercise price was $55.00 per share which was the fair market value of the Common Stock on March 1, 1990, the date Mr. Whalen joined the Company as President and Chief Executive Officer. On May 4, 1994, an amendment to the 1990 Plan was approved by shareholders thereby increasing the number of stock options available to President Whalen on December 31, 1994 to 3,829 at an adjusted price of $43.08 per share. As a result of stock splits and dividends, as of December 31, 1999, President Whalen had options to purchase 29,997 shares at a price of $5.41 per share pursuant to the 1990 Plan. In accordance with the Plan, Mr. Whalen exercised his options to purchase 29,997 shares of common stock in February, 2000.

1994 Stock Option Plan For Officers and Outside Directors
---------------------------------------------------------

         On May 4, 1994, Shareholders approved a stock option plan for officers and outside directors of the Company and the Bank, respectively (the "1994 Stock Option Plan"). The Plan expired on May 4, 1999. Pursuant to the 1994 Stock Option Plan, in 1995, the Board of Directors granted options to President Whalen, which as a result of stock splits, stock dividends and exercises allows Mr. Whalen to purchase 4,789 shares of the Company's Common Stock at $7.43 per share, 5,320 shares of Common Stock at $9.46 per share and 5,320 shares of common stock of $11.23 per share, and 5,576 shares at an exercise price of $13.33 per share. In January, 1999, the Board granted options to President
Whalen, which as a result of a stock dividend, allows Mr. Whalen to purchase 5,576 shares at an exercise price of $17.62 per share, which may not be exercised until January 29, 2000.

         Pursuant to the 1994 Stock Option Plan, in January 1995, the Board of Directors granted stock options to Mr. Samponaro which as a result of stock splits and dividends allows him to purchase 3,195 shares of the Company's Common Stock at $7.43 per share. In January 1996, the Board granted stock options to Ms. Pereira and Mr. Samponaro which as a result of stock splits and dividends allow each such individual to purchase 3,344 shares of the Company's Common Stock at $9.46 per share. In January 1997, the Board granted stock options to Ms. Pereira and Mr. Samponaro which as a result of stock splits and dividends allows such individuals to purchase 3,344 shares of Common Stock at an exercise price of $11.23 per share. In January 1998, the Board granted stock options to Ms. Pereira and Messrs. Ferris, and Samponaro which as a result of stock splits and dividends allow such individuals to each purchase 3,677 shares of Common Stock at an exercise price of $13.33 per share. In January, 1999, the Board granted options to each of these individuals, which as a result of a stock dividend, allows each individual to purchase 3,677 shares at an exercise price of $17.62 per share, which may not be exercised prior to January 29, 2000.

         Pursuant to the 1994 Stock Option Plan, with the exceptions of Patricia
D. Werner who became a director in 1996, H. Ray Underwood who became a Director in 1998 and Thomas A. Kendall who became a Director in 1999, each outside director who is not an officer of the Company or the Bank ("Outside Director") has received stock options, which are presently exercisable, to purchase a total of 4,232 shares of the Company's Common Stock. More specifically, in May 1994, each Outside Director was granted options, which as a result of stock splits and dividends allows such individuals to purchase 2,520 shares of Common Stock at $6.43 per share. Moreover, in June, 1995, each Outside Director was granted options, which as a result of stock splits and dividends allows such individuals to purchase 428 shares of Common Stock at $7.46 per share. In June 1996, each Outside Director was granted options, which as a result of stock splits and dividends, allows such individuals to purchase 428 shares of Common Stock at $10.22 per share. In June, 1997, each Outside Director was granted options which as a result of stock splits and dividends allows such individuals to purchase 428 shares of Common Stock at an exercise price of $11.33 per share. In June 1998, each Outside Director was granted options, which as a result of a stock dividend, allows each individual to purchase 428 shares of Common Stock at an exercise price of $15.94. Moreover, Patricia D. Werner has options to purchase 2,948 shares of Common Stock consisting of options to acquire 2,520 shares at $11.39 per share and options to acquire 428 shares at $15.94 per share.

Director Compensation

         In 1999, each Director of the Company who was not an employee of the Bank, received $300 for each Board meeting attended and $250 for each committee meeting attended. The Chairman of the Board of Directors also receives an annual retainer of $6,000 and each non-officer director of the Company also receives an annual retainer of $5,000 for serving as a director. Directors who are employees of the Bank receive no additional compensation for their services as members of the Board or any board committee.

         Beginning in 1996, the Company offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         (A)  Principal Shareholders

         The following table includes certain information as of March 3, 2000 regarding the principal shareholders (the "Principal Shareholders") of the Company. With the exception of the Principal Shareholders listed below, the Company is not aware of any beneficial owner of five percent (5%) or more of the Company's Common Stock.

                                                                 Percent of
Name and Address           Number of Shares                      Outstanding
of Beneficial Owner        Beneficially Owned (1)                Common Stock
-------------------        ----------------------                ------------

Donald K. Peck             111,144 (2)                           7.34%
Litchfield, CT

William J. Sweetman         90,867 (3), (4)                      5.98%
Litchfield, CT
---------------------

(1) The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.
(2) Includes shares owned by, or as to which voting power is shared with spouse.
(3) Includes options to purchase 4,232 additional shares of the Company's Common Stock.
(4) Includes 11,956 shares owned by an estate as to which individual has voting power as fiduciary of said estate.

         (B)  Security Ownership of Directors And Executive Officers

         The following table sets forth the number and percentage of Common Stock beneficially owned by each Director of the Company and the Bank and by all the Company's and the Bank's Directors and Executive Officers as a group at March 3, 2000. Unless indicated otherwise in a footnote, the Directors and Executive Officers possess sole voting and investment power with respect to all shares shown.

                               Common Shares
Name Of                        Beneficially Owned
Beneficial Owner               At March 3, 2000 (1)            Percent of Class
----------------------         --------------------            ----------------
Clayton L. Blick                  11,545 (2) (3)                     .76%

Ernest W. Clock                   22,822 (2) (3)                    1.50%

John H. Field                      7,010 (2)                         .46%

Bernice D. Fuessenich              9,060 (2)                         .60%

Perley H. Grimes, Jr              16,765 (2)                        1.10%

Thomas A. Kendall                    552                            .036%

George M. Madsen                  13,782 (2)                         .91%

                               Common Shares
Name Of                        Beneficially Owned
Beneficial Owner               At March 3, 2000 (1)            Percent of Class
----------------------         --------------------            ----------------
Charles E. Orr                   12,053 (2)                          .79%

William J. Sweetman              90,867 (2) (4)                     5.98%

H. Ray Underwood                    110                             .007%

Patricia D. Werner                3,298 (5)                          .22%
Jerome J. Whalen                 42,602 (3) (6)                     2.76%

Carroll A. Pereira               14,233 (3)(7)                       .93%

Philip G. Samponaro              18,919 (8)                         1.24%

Revere H. Ferris                 31,345 (9)                         2.05%

All Directors and Executive      294,963                           19.34%

Officers as a group (15 persons)
--------------------------------
(1) The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.
(2)  Includes options to purchase 4,232 shares of common stock.
(3) Includes shares owned by, or as to which voting power is shared with, spouse, children or controlled business.
(4) Includes 11,956 shares owned by an estate as to which individual has voting power as fiduciary of said estate.
(5)  Includes options to purchase 2,948 shares of common stock.
(6) Includes options to purchase 26,581 shares of common stock exercisable within 60 days.
(7) Includes options to purchase 14,042 shares of common stock exercisable within 60 days.
(8) Includes options to purchase 17,237 shares of common stock exercisable within 60 days. Includes 939 shares of common stock held in a trust for which Mr. Samponaro is a beneficiary.
(9) Includes options to purchase 7,354 shares of common stock exercisable within 60 days. In addition, the total for Mr. Ferris includes 12,062 shares of common stock held in trusts for which Mr. Ferris serves as trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has had and expects to have in the future, transactions in the ordinary course of its business with Directors, Officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, on terms that do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate dollar amount of these loans was $3,440,194 and $2,694,547 at December 31, 1999 and 1998, respectively.
     During 1999, $8,468,941 of new loans were made, and repayments totaled $7,749,587. At December 31, 1999, all loans to Officers, Directors, principal shareholders and their associates were performing in accordance with the contractual terms of the loans. (1)

         Clayton L. Blick and Perley H. Grimes, Jr., both of whom are Directors of the Company and the Bank, are partners in Cramer & Anderson, a law firm which renders certain legal services to the Bank in connection with various matters.
During 1999 and 1998, the Bank paid Cramer & Anderson $66,185 and $68,722, respectively for legal services rendered, a portion of which was reimbursed to the Bank by third parties.

         Ernest W. Clock, Director of the Company and the Bank, is the Chairman of F. North Clark Insurance Agency, Inc., which serves as insurance agent for many of the Bank's insurance needs. In 1999, and 1998, the Bank paid insurance premiums to F. North Clark Insurance Agency, Inc. in the aggregate amount, of $72,472 and $74,345, respectively.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

A.       Exhibits

                                  EXHIBIT INDEX

     Exhibit No.                             Exhibit
     -----------                             -------

      3.1 Certificate of Incorporation of First Litchfield Financial Corporation, as amended. Exhibit is incorporated by reference to
               Exhibit 3.1 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.
      3.2      Bylaws of First  Litchfield  Financial  Corporation,  as amended.
               Exhibit is incorporated by reference to Exhibit 3.2 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.
      4. Specimen Common Stock Certificate. Exhibit is incorporated by reference to Exhibit 4. set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.
      10.1 1990 Stock Option Plan for Company's President and Chief Executive Officer, as amended. Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.
      10.2     1994  Stock  Option  Plan for  Officers  and  Outside  Directors.
               Exhibit is incorporated by reference to Exhibit 10.2 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.
      10.3 Supplemental Executive Retirement Agreement between Company and Jerome J. Whalen. Exhibit is incorporated by reference to Exhibit
               10.3 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.
      10.4     Change in Control Agreement between Jerome J. Whalen and Company.
               Exhibit is incorporated by reference to Exhibit 10.4 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.
      10.5 Change in Control Agreement between Philip G. Samponaro and Company. Exhibit is incorporated by reference to Exhibit 10.5 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.
      10.6 Change in Control Agreement between Carroll A. Pereira and Company. Exhibit is incorporated by reference to Exhibit 10.6 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

                                  EXHIBIT INDEX

     Exhibit No.                             Exhibit
     -----------                             -------

      10.7     Change in Control  Agreement  between John S. Newton and Company.
               Exhibit is incorporated by reference to Exhibit 10.7 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

      10.8     Change in Control Agreement between Revere H. Ferris and Company.
               Exhibit is incorporated by reference to Exhibit 10.8 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

      10.9 Supplemental Employee Retirement Agreement between the Company and Walter Hunt. Exhibit is incorporated by reference to Exhibit
               10.9 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

      10.10 Deferred Directors' Fee Plan. Exhibit is incorporated by reference to Exhibit 10.10 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

      10.11 Form of Employee Change in Control Agreement. Exhibit is incorporated by reference to Exhibit 10.11 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

      21.      List of Subsidiaries of First Litchfield  Financial  Corporation.
               Exhibit is incorporated by referenceto Exhibit 21 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

      27.      Financial Data Schedule.

B.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2000                  FIRST LITCHFIELD FINANCIAL
                                             CORPORATION


                                          By: /s/ Jerome J. Whalen
                                             ---------------------
                                              Jerome J. Whalen, President,
                                              Chief Executive Officer and
                                              Treasurer


Dated: February 29, 2000                  By: /s/ Carroll A. Pereira
                                             -----------------------
                                             Carroll A. Pereira,
                                             Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                                   Date
----                              -----                                   ----
 /s/ Jerome J. Whalen             President, Chief Executive              February 29, 2000
----------------------
Jerome J. Whalen                  Officer and Director

 /s/ Clayton L. Blick             Director                                February 29, 2000
---------------------
Clayton L. Blick

 /s/ Ernest W. Clock              Director                                March 2, 2000
--------------------
Ernest W. Clock

 /s/ John H. Field                Director                                February 29, 2000
-------------------
John H. Field

/s/ Bernice D. Fuessenich         Director                                February 29, 2000
-------------------------
Bernice D. Fuessenich

/s/ Perley H. Grimes, Jr.         Director                                February 29, 2000
-------------------------
Perley H. Grimes, Jr.

 /s/ Thomas A. Kendall            Director                                March 1, 2000
-----------------------
Thomas A. Kendall

/s/ George M. Madsen              Director                                March 1, 2000
---------------------
George M. Madsen

/s/ Charles E. Orr                Director                                February 29, 2000
------------------
Charles E. Orr

/s/ William J. Sweetman           Director                                February 29, 2000
-----------------------
William J. Sweetman

 /s/ H. Ray Underwood             Director                                February 29, 2000
---------------------
H. Ray Underwood

/s/ Patricia D.  Werner           Director                                February 29, 2000
-----------------------
Patricia D. Werner