Form 10QSB
period 2000-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2000-05-15
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended:  March 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

                         Commission File Number: 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                    06-1241321
         --------                                    ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                    Identification No.)

   13 North Street, Litchfield, CT                     06759
   -------------------------------                   ----------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:    (860) 567-8752
                                                  ----------------

 (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer: (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ X ]         No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,514,931 shares of Common Stock, par value $.01 per share, were outstanding at April 25, 2000.

         Transitional Small Business Disclosure Format (check one):

         Yes [   ]      No  [ X ]

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I - Consolidated Financial Information

        Item 1 - Financial Statements (unaudited)

              Consolidated Balance Sheets - March 31, 2000 and December 31, 1999 . . . . . . . . 2

              Consolidated Statements of Income - Three months ended
                 March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Comprehensive Income . . . . . . . . . . . . . . . . .  4

              Consolidated Statements of Cash Flows - Three months ended
                 March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .. . . . . . . .  5

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .  6


        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


Part II - Other Information

        1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

        2.  Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . . . . .  14

        3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . None

        4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .None

        5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

        6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  14


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,        December 31,
                                                                                    2000               1999
                                                                              --------------       ------------
                                                                                  (Unaudited)
ASSETS
   Cash and due from banks                                                    $    4,953,860       $  12,800,196
                                                                              --------------       -------------
                                              CASH AND CASH EQUIVALENTS            4,953,860          12,800,196
                                                                              --------------       -------------
   Securities:
     Available for sale securities:
       US Treasuries and other securities (amortized cost $28,471,809-2000        27,598,010          23,663,850
            and $24,491,689-1999)
       Mortgage-backed securities (amortized cost $20,605,085-2000
        and $19,279,026-1999)                                                     20,337,201          19,036,632
     Held to maturity securities:
       Mortgage-backed securities (market value $3,847,977-2000
        and $4,147,716-1999)                                                       3,871,085           4,188,851
                                                                              --------------       -------------
                                                       TOTAL SECURITIES           51,806,296          46,889,333
                                                                              --------------       -------------

   Federal Home Loan Bank stock, at cost                                           2,100,000           2,100,000
   Federal Reserve Bank stock, at cost                                                81,850              81,850
   Loans Receivable:
     Real estate-residential mortgage                                            117,115,034         115,392,170
     Real estate-commercial mortgage                                              20,099,407          19,821,940
     Real estate-construction                                                      7,743,317           7,090,241
     Commercial                                                                    8,686,172           8,063,552
     Installment                                                                  34,541,912          33,114,855
     Other                                                                           170,263             123,370
                                                                              --------------       -------------
                                                            TOTAL LOANS          188,356,105         183,606,128
     Net deferred loan origination costs                                           1,284,491           1,217,288
     Allowance for loan losses                                                      (961,211)         (1,014,522)
                                                                              --------------       --------------
                                                              NET LOANS          188,679,385         183,808,894
                                                                              --------------       -------------
   Deferred taxes                                                                    399,217             378,450
   Bank premises and equipment, net                                                2,938,479           3,017,976
   Accrued interest receivable                                                     1,537,080           1,455,363
   Other assets                                                                    5,347,719           5,441,728
                                                                              --------------       -------------

                                                           TOTAL ASSETS       $  257,843,886       $ 255,973,790
                                                                              ==============       =============

LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                $   39,747,367       $  33,990,059
     Interest bearing:
        Savings                                                                   34,168,272          36,556,699

        Money market                                                              43,527,811          44,111,008
        Time certificates of deposit in denominations of $100,000 or more         17,085,651          16,802,864
        Other time certificates of deposit                                        68,663,220          65,772,152
                                                                              --------------       -------------
                                                         TOTAL DEPOSITS          203,192,321         197,232,782
                                                                              --------------       -------------

   Federal Home Loan Bank advances                                                37,165,000          41,730,000
   Collateralized borrowings                                                         899,204             830,227
   Accrued expenses and other liabilities                                          1,209,877           1,254,572
                                                                              --------------       -------------
                                                      TOTAL LIABILITIES          242,466,402         241,047,581
                                                                              --------------       -------------
   Commitments & Contingencies                                                            --                  --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value;  1,000,000  shares  authorized,  no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2000 - Issued - 1,597,348 shares, outstanding - 1,514,931 shares
     1999 - Issued - 1,567,353 shares, outstanding - 1,484,934 shares                 15,973              15,674
   Capital surplus                                                                11,150,626          10,933,465
   Retained earnings                                                               5,608,943           5,324,445
   Less: Treasury stock at cost-82,419 shares                                       (701,061)           (701,061)
   Accumulated other comprehensive income-net unrealized loss
     on available for sale securities (net of taxes)                                (696,997)           (646,314)
                                                                              ----------------   ---------------
                                             TOTAL SHAREHOLDERS' EQUITY           15,377,484          14,926,209
                                                                              ---------------      -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  257,843,886       $ 255,973,790
                                                                              ===============      =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, (Unaudited)

                                                                                         2000               1999
                                                                              ----------------     -------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                                 $      3,578,171     $   2,892,063

   Interest and dividends on securities:
      Mortgage-backed                                                                  364,628           416,663
      US Treasury and other                                                            449,528           369,485
   Deposits with banks                                                                      97                 9
   Other interest income                                                                    --            11,594
                                                                              ----------------     -------------
                                                  TOTAL INTEREST INCOME              4,392,424         3,689,814
                                                                              ----------------     -------------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                                          126,316           126,229
      Money market                                                                     394,236           366,009
      Time certificates of deposit in denominations of $100,000 or more                167,775           145,889
      Other time certificates of deposit                                               922,023           900,846
                                                                              ----------------     -------------
                                             TOTAL INTEREST ON DEPOSITS              1,610,350         1,538,973
   Interest on Federal Home Loan Bank advances                                         543,181           113,106
   Interest on borrowed money                                                               --               618
                                                                              ----------------     -------------
                                                 TOTAL INTEREST EXPENSE              2,153,531         1,652,697
                                                                              ----------------     -------------
                                                    NET INTEREST INCOME              2,238,893         2,037,117
PROVISION FOR LOAN LOSSES                                                               45,000            30,000
                                                                              ----------------     -------------
                                              NET INTEREST INCOME AFTER
                                              PROVISION FOR LOAN LOSSES              2,193,893         2,007,117
                                                                              ----------------     -------------
NONINTEREST INCOME
   Banking service charges and fees                                                    141,665           115,291
   Trust                                                                               210,000           178,500
   Other                                                                                88,036            80,775
                                                                              ----------------     -------------
                                               TOTAL NONINTEREST INCOME                439,701           374,566
                                                                              ----------------     -------------
NONINTEREST EXPENSE
   Salaries                                                                            762,398           644,858
   Employee benefits                                                                   231,848           169,909
   Net occupancy                                                                       116,500           121,528
   Equipment                                                                           114,510            97,206

   Legal fees                                                                           65,384            25,890
   Directors fees                                                                       35,704            37,750
   Computer services                                                                   199,246           192,041
   Supplies                                                                             45,096            55,154
   Commissions, services and fees                                                       77,374            53,068
   Postage                                                                              25,832            28,418
   Advertising                                                                          38,225            47,042
   Other                                                                               262,404           286,059
                                                                              ----------------     -------------
                                             TOTAL NONINTEREST EXPENSES              1,974,521         1,758,923
                                                                              ----------------     -------------

                                             INCOME BEFORE INCOME TAXES                659,073           622,760
PROVISION FOR INCOME TAXES                                                             223,081           193,844
                                                                              ----------------     -------------
                                                             NET INCOME       $        435,992     $     428,916
                                                                              ----------------     -------------

INCOME PER SHARE
                                             BASIC NET INCOME PER SHARE       $           0.29     $        0.29
                                                                              ================     =============
                                           DILUTED NET INCOME PER SHARE       $           0.28     $        0.28
                                                                              ================     =============


   Dividends Per Share                                                        $            .10     $         .10
                                                                              ================     =============


See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, (Unaudited)

                                                                                    2000               1999
                                                                              -----------------------------------
Net income                                                                    $        435,992     $     428,916
Unrealized holding losses on securities:
       Unrealized holding losses arising during the period, net of taxes               (50,683)          (94,336)
                                                                              ----------------     --------------

Comprehensive income                                                          $        385,309     $     334,580
                                                                              ================     =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, (Unaudited)                                       2000               1999
                                                                            ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $    435,992       $    428,916
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                        (15,399)            20,401
       Provision for loan losses                                                45,000             30,000
       Depreciation and amortization                                            92,350             93,376
       Loans originated for sale                                                    --           (542,550)
       Proceeds from sales of loans held for sale                                   --            922,150
       Gain on disposals of bank premises and equipment                             --               (105)
       Increase in accrued interest receivable                                 (81,717)           (63,145)
       Decrease (increase) in other assets                                     140,382           (102,807)
       (Increase) in deferred loan origination costs                           (67,203)          (109,145)
       (Decrease) increase in accrued expenses and other liabilities           (47,695)            67,886
                                                                          ------------       ------------

           Net cash provided by operating activities                           501,710            744,977
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                         837,480          2,514,241
       Purchases                                                            (2,143,399)                --
Available for sale US Treasury and other investment securities:
       Purchases                                                            (3,978,549)        (6,000,000)
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                         311,455            820,549
Purchase of Federal Home Loan Bank Stock                                            --            (54,000)
Net increase in loans                                                       (4,848,288)        (5,598,086)
Purchase of bank premises and equipment                                        (12,853)          (210,046)
Proceeds form sale of bank premises and equipment                                   --                105
Increase in cash surrender value of life insurance                             (46,375)                --
                                                                          ------------       ------------

       Net cash used in investing activities                                (9,880,529)        (8,527,237)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                    2,785,684          1,829,304
Net increase (decrease) in certificates of deposit                           3,173,855         (5,378,151)
Net (decrease) increase in borrowings under Federal Home Loan
  Bank advances                                                             (4,565,000)         7,700,000
Net increase in collateralized borrowings                                       68,977                200
Proceeds from exercise of stock options                                        217,460            118,206
Dividends paid on common stock                                                (148,493)          (141,206)
                                                                          ------------       ------------


       Net cash provided by financing activities                             1,532,483          4,128,353
                                                                          ------------       ------------

       Net decrease in cash and cash equivalents                            (7,846,336)        (3,653,907)

CASH AND CASH EQUIVALENTS, at beginning of period                           12,800,196          8,756,166
                                                                          ------------       ------------

CASH AND CASH EQUIVALENTS, at end of period                               $  4,953,860       $  5,102,259
                                                                          ============       ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
       Interest on deposits and borrowings                                $  2,120,437       $  1,617,111
                                                                          ============       ============
       Income taxes                                                       $     46,952       $     67,628
                                                                          ============       ============


See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the
    Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 1999.

    These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

3. The Company is required to present basic income per share and diluted income per share in its statements of income. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share.

    The following is information about the computation of net income per share for the three month periods ended March 31, 2000 and 1999. The 1999 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

    For the Three Months Ended March 31, 2000

                                                          Net                                     Per Share
                                                          Income                 Shares              Amount
                                                          ------                 ------              ------
    Basic Net Income Per Share
      Income available to common shareholders             $435,992             1,498,155             $   .29
                                                          --------             ---------             -------

    Effect of Dilutive Securities
      Options Outstanding                                       --                50,094

    Diluted Net Income Per Share
      Income available to common shareholders
      plus assumed conversions                            $435,992             1,538,249             $   .28
                                                          ========             =========             =======

    For the Three Months Ended March 31, 1999
                                                              Net                                  Per Share
                                                             Income               Shares             Amount
                                                             ------               ------             ------
    Basic Net Income Per Share
      Income available to common shareholders              $428,916             1,480,794            $   .29
                                                           --------             ---------             ------

    Effect of Dilutive Securities
      Options Outstanding                                        --                63,924

    Diluted Net Income Per Share
      Income available to common shareholders
      plus assumed conversions                             $428,916             1,544,718            $   .28
                                                           ========             ==========           =======

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                                Three Months Ended
                                                                                                  March 31, 2000
                                                                              --------------------------------------------------
                                                                              Before-Tax         Tax (Expense)       Net-of-Tax
                                                                                Amount              Benefit            Amount
                                                                                ------              -------            ------
Unrealized holding losses arising during the period                             $(71,450)          $ 20,767           $(50,683)
Less: reclassification adjustment for amounts recognized in net income                --                 --                  --
                                                                                --------           --------            --------

Unrealized holding loss on available for sale securities, net of taxes          $(71,450)          $ 20,767           $(50,683)
                                                                                 ========          ========           ========

                                                                                                  March 31, 1999
                                                                              --------------------------------------------------
                                                                              Before-Tax         Tax (Expense)       Net-of-Tax
                                                                                Amount              Benefit            Amount
                                                                                ------              -------            ------

Unrealized holding losses arising during the period                             $(158,168)         $  63,832          $ (94,336)
Less: reclassification adjustment for amounts recognized in net income                 --                 --                 --
                                                                                ---------          ---------          ---------


Unrealized holding loss on available for sale securities, net of taxes          $(158,168)         $  63,832          $ (94,336)
                                                                                =========          =========          =========

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

First Litchfield Financial Corp (the "Company") a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (OCC.) The First National Bank of Litchfield is the Company's only subsidiary and only source of income. The Bank has one subsidiary, Lincoln Corporation, which is a Connecticut corporation. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted.

Both the Company and the Bank are headquartered in Litchfield, CT. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund (BIF), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has six banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. In 1975 the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers.

As of March 31, 2000 the Company has assets of $257,843,886, which was an increase of $1.9 million or .7% from year-end 1999 assets of $255,973,790. Although the overall increase of assets appears minimal, growth in both the loan and securities portfolios was offset by a decrease in cash and cash equivalents.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of March 31, 2000 were $257,843,886, an increase of $1,870,096 or .7% from year-end 1999 assets of $255,973,790.

Growth in assets was experienced in both the loan and securities portfolios. Total securities as of March 31, 2000 aggregated $51,806,296, which is an increase of $4,916,963 or 10.5% from the year-end 1999 level. First quarter purchases of US Government Treasury securities and agency bonds were made in an effort to improve liquidity as well as to increase the yield on the portfolio. Net loans totaled $188,679,385 as of March 31, 2000, an increase of $4,870,491 over the balance at December 31, 1999. Growth was experienced in all loan categories, and the largest increase was in the residential mortgage portfolio, which increased $1,722,864 from year-end 1999. Installment loans, particularly indirect dealer financing of cars, recreational vehicles and boats, increased by $1,427,057. Management considers the increased loan demand to be indicative of the strong local economy as well as competitively priced loan products and the Bank's reputation for excellent customer service.

Cash and cash equivalents decreased by $7,846,336 or 61.3% during the first quarter of 2000. This decrease was the result of lower requirements for cash and liquid funds after providing excess liquidity as part of the Bank's preparations during the fourth quarter of 1999 regarding the Year 2000 issue.

Total liabilities were $242,466,402 as of March 31, 2000, which were nearly unchanged from the December 31, 1999 level of $241,047,581. However, during the first quarter, the mix of the funding liabilities changed. Total deposits were $203,192,321, which was a $5,959,539 or a 3.0% increase over December 31, 1999.
Demand deposits totaled $39,747,367, an increase of $5,757,308 from December 31, 1999. Management attributes the increase of demand deposits to the seasonal fluctuations related to customer tax payments. Savings and Money Market deposits decreased by a total of $2,971,624 or 3.6% over December 31, 1999. This decline was offset by an increase of $2,891,068 in Other Time Certificates of Deposit. The relatively higher rates paid on short term certificates of deposit appear to be causing a migration of funds from the savings and money market deposits.

Federal Home Loan Bank advances decreased by $4,565,000 or 10.9% over the three month period. Growth in deposits as well as the availability of funds not needed for the Year 2000 issue combined to fund earning asset growth but also to reduce Federal Home Bank advances.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2000 totaled $435,992. These earnings are similar to earnings for the first quarter of 1999 which totaled $428,916. Basic and fully diluted net income per share for the first quarter of 2000 were $.29 and $.28 per share respectively. These results were unchanged from those earned for the first quarter of 1999.

Net interest income

Net interest income is comprised of the following for the three months ended March 31,

                                              2000                1999
                                          ---------           --------

Interest and dividend income             $4,392,424          $3,689,814
Tax-equivalent adjustments                   15,483               4,820
Interest expense                          2,153,531           1,652,697
                                          ---------           ---------

Net interest income                      $2,254,376          $2,041,937
                                         ==========          ==========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended March 31, 2000 and 1999. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                      Three months ended March 31, 2000              Three months ended March 31, 1999
                             ------------------------------------------------------------------------------------------
                                                 Interest                                      Interest
                                   Average        Earned/       Yield/             Average      Earned/          Yield/
                                   Balance         Paid          Rate              Balance       Paid             Rate
                             ------------------------------------------------------------------------------------------
Assets
Interest Earning Assets:
Loans                             $185,654,000     $3,593,654    7.74%          $154,399,000   $2,896,883         7.50%
Investment Securities               51,755,000        814,156    6.29%            52,236,000      786,148         6.02%
Other interest earning assets           30,000             97    1.29%               999,000       11,603         4.65%
                                  ------------     ----------                   ------------  -----------

Total interest earning assets      237,439,000      4,407,907    7.43%           207,634,000    3,694,634         7.12%

Allowance for loan losses             (999,000)                                   (1,026,000)
Cash and due from banks              6,100,000                                     5,264,000
Bank premises and equipment          2,989,000                                     2,212,000
Net unrealized gain/loss on
  securities                          (848,000)                                     (117,000)
Other assets                         7,182,000                                     2,779,000
                                   -----------                                  ------------

Total Average Assets              $251,863,000                                  $216,746,000
                                  ============                                  ============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                   $35,636,000      $ 126,316    1.42%           $34,972,000    $ 126,229        1.44%
Money Market deposits               45,409,000        394,236    3.47%            44,942,000      366,009        3.26%
Time deposits                       84,684,000      1,089,798    5.15%            83,727,000    1,046,735        5.00%
Borrowed funds                      36,242,000        543,181    6.00%             8,593,000      113,724        5.29%
                                   -----------     ----------                   ------------    ---------

Total interest bearing liabilities 201,971,000      2,153,531    4.27%           172,234,000    1,652,697        3.84%

Demand deposits                     33,630,000                                    29,688,000
Other liabilities                    1,084,000                                       309,000
Shareholders' Equity                15,178,000                                    14,515,000
                                   -----------                                   -----------

Total liabilities and equity      $251,863,000                                  $216,746,000
                                  ============                                  ============

Net interest income                                $2,254,376                                  $2,041,937
                                                   ==========                                ============
Net interest spread                                              3.16%                                           3.28%
Net interest margin                                              3.80%                                           3.93%

RATE/VOLUME ANALYSIS

                                                                      3/31/00 Compared to 3/31/99
                                                                      Increase (Decrease) Due to
                                              -------------------------------------------------------------------------
                                                     Volume                          Rate                       Total
                                                     ------                          ----                       -----
Interest earned on:
Loans                                                $602,480                        $94,291                   $696,771
Investment securities                                  (7,294)                        35,302                     28,008
Other interest income                                  (6,598)                        (4,908)                   (11,506)
                                                     --------                        -------                    -------
Total interest earning assets                         588,588                        124,685                    713,273

Interest paid on:
Deposits                                               19,818                         51,559                     71,377
Borrowed money                                        412,477                         16,980                    429,457
                                                     --------                        -------                   --------
Total interest bearing liabilities                    432,295                         68,539                    500,834

Increase in net interest income                      $156,293                        $56,146                   $212,439
                                                     ========                        =======                   ========

Of the $212,439 increase in the net interest income, an increase of $56,146 resulted from increases in interest rates earned or paid during 2000 and an increase of $156,293 is attributed to increases in the volume of average interest earning assets and interest bearing liabilities.

Net interest income is the single largest source of the Company's net income. Net interest income is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Interest income is the product of the average balances outstanding on loans, securities and interest-bearing deposit accounts multiplied by their effective yields. Interest expense is similarly calculated as the result of the average balances of interest-bearing deposits and borrowed funds multiplied by the average rates paid on those funds. Other components of operating income are the provision for loan losses, noninterest income such as service charges and trust fees, noninterest expenses and income taxes.

Tax-equivalent net interest income for the first quarter of 2000 increased $212,439 or 10.4% from 1999 first quarter results. The increase in net interest income is due primarily to the higher levels of earning assets over the comparable quarter in 1999. Average earning assets for the first quarter of 2000 totaled $237,439,000, an increase of $29,805,000 from average earning assets of $207,634,000 for the quarter ended March 31, 1999. The effect of the increased level of earning assets offset the negative effect of the lower net interest margin (net interest income divided by average earning assets) during the first quarter of 2000. The net interest margin was 3.80% for the first quarter of 2000, down 13 basis points from the 3.93% earned during the comparable quarter in 1999. The yield on earning assets increased by 31 basis points due to a higher interest rate environment. Conversely, costs to fund earning assets increased 43 basis points due also to the effect of the higher interest rate environment as well as to intense rate competition for deposits.

Provision for Loan Losses

The provision for loan losses for the first quarter of the year totaled $45,000, an increase of $15,000 from the first quarter of 1999. Management increased the loan loss provision primarily in response to the sustained growth experienced in the loan portfolio. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve.

During the first quarter of 2000 the Company recorded net charge-offs of $98,311 compared to first quarter 1999 net charge-offs of $672. First quarter 2000 charge-offs included writedowns and losses related primarily to the growth in the consumer loan portfolio.

Noninterest Income

Noninterest income for the first quarter of 2000 totaled $439,701, an increase of $65,135 or 17% from first quarter 1999 noninterest income of $374,566. This increase is attributed to increased income from trust fees which increased $31,500 from the first quarter of 1999. This increase is due to higher levels of trust assets as well as the imposition of fee increases effective in 2000. Also contributing to the increase in noninterest income is the increase in fees from service charges on deposit accounts. Growth in this area resulted from both ATM fees and higher levels of MasterMoney debit card usage.

Noninterest Expense

First quarter 2000 noninterest expense totaled $1,974,521, an increase of 12.2% or $215,598 from the first quarter of 1999. Salary and benefits costs increased due to additions to staff, primarily in the Loan Department. Growth in benefits costs are also due to increases in group insurance premiums relating to new staff.

Legal fees for the first quarter totaled $65,384, which have increased $39,494 from the first quarter of 1999. Corporate activity related to the Company's registration and filings with the Securities and Exchange Commission and increased legal services provided within the trust function have caused this increase. Also contributing to the increase in noninterest expense was the increase in commissions and consulting expenses. Cost incurred for profitability studies, compliance issues and loan review analyses during the first quarter of 2000 have caused this increase.

Income Taxes

The first quarter 2000 provision for income taxes totaled $223,081, an increase of $29,237 from the same period in 1999. There are two factors contributing to this increase: a higher level of taxable income in 2000, and the lower than normal 1999 taxes resulting from an investment tax credit related to the renovation of the building housing the Bank's executive offices. This tax credit reduced income tax expense for 1999.

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

As of March 31, 2000 the Company had $24,858,781 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At March 31, 2000, total shareholders' equity was $15,377,484 compared to $14,926,209 at December 31, 1999. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of March 31, 2000.

                                           Minimum
                                        Regulatory
                                    Capital Levels   The Company     The Bank
                                    --------------   -----------     --------
TIER 1:
  Leverage capital ratio                        4%         6.34%        6.31%

  Risk-based capital ratio                      4%         9.88%        9.84%

  Total risk-based capital ratio                8%        10.47%       10.43%


ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended March 31, 2000 and 1999 are as shown below:

For the three months ended March 31,            2000                    1999
                                          ----------------           ----------


Balance at beginning of the year                $1,014,522           $1,013,949
Provision for loan losses                           45,000               30,000
Loans charged off                                 (108,559)              (1,469)
Recoveries of loans previously charged off          10,248                  797
                                          ----------------            ---------

Balance at end of period                  $        961,211           $1,043,277
                                          ================           ==========


The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of March 31, 2000 and December 31, 1999.

                                           March 31, 2000     December 31, 1999
                                           --------------     -----------------

Nonaccrual loans                            $   1,134,032       $     1,394,305

Other real estate owned                                --                    --
                                            -------------       ---------------

Total nonperforming assets                  $   1,134,032       $     1,394,305
                                            =============       ===============

Loans past due in excess of 90 days and
  accruing interest                         $          --       $        33,441
                                            =============       ===============

Potential Problem Loans

As of March 31, 2000, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

FORWARD-LOOKING STATEMENTS

This Quarterly Report and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for increased revenues and earnings for the Company and Bank through growth resulting from acquisitions, attractions of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates: (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and nonfinancial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company and Bank do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.


PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither the Company or the Bank are involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

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

Item 2.  Changes in Securities and Use of Proceeds

         In February 2000, the Company issued 29,997 shares of common stock to the Company's President and Chief Executive Officer, Jerome J. Whalen in exchange for an aggregate consideration of $162,283.77 ($5.41/share). The shares were issued to Mr. Whalen pursuant to his exercise of options in connection with the 1990 Stock Option Plan for the Company's President and Chief Executive Officer, as amended.

         The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), as it was a transaction by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information

         On May 3, 2000, the Company filed a Registration Statement on Form S-8/S-3 with the SEC (Registration No. 333-36194). The Registration Statement contains two parts. The first part contains a prospectus pursuant to Form S-3 (in accordance with Section C of the General Instructions to Form S-8) which covers reoffers and resales by affiliates and non-affiliates of the Company of shares of common stock of the Company which have been previously issued or will be issued by the Registrant pursuant to the 1990 Stock Option Plan for the Company's President and Chief Executive Officer, as amended and the 1994 Stock Option Plan for Officers and Outside Directors. The second part contains Information Required in the Registration Statement pursuant to Part II of Form S-8.


         The aggregate amount of securities registered under the Registration Statement is 145,305 shares of common stock: 43,287 shares have previously been issued by the Company pursuant to two of the Company's stock option plans (the "1990 Stock Option Plan for the Company's President and Chief Executive Officer, as amended" and the "1994 Stock Option Plan for Officers and Outside Directors") and 102,018 shares which may be issued by the Company pursuant to the Registrant's 1994 Stock Option Plan for Officers and Outside Directors.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits - Exhibit 27. Financial Data Schedule

         b. The Company did not file any reports on Form 8-K during the first quarter ended March 31, 2000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 15, 2000                   FIRST LITCHFIELD FINANCIAL CORPORATION



                                        By:  /s/ Jerome J. Whalen
                                             --------------------------------
                                             Jerome J. Whalen, President and
                                             Chief Executive Officer


Dated:   May 15, 2000                   By:  /s/ Carroll A. Pereira
                                             ---------------------------------
                                             Carroll A. Pereira,
                                             Chief Financial Officer