Form 10QSB
period 2000-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2000-08-09
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended: June 30, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         Commission File Number: 0-28815


                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                           06-1241321
           --------                                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                            Identification No.)

   13 North Street, Litchfield, CT                              06759
   -------------------------------                            ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (860) 567-8752
                                                 --------------

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [ X ]         No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           1,514,931 shares of Common Stock, par value $.01 per share, were outstanding at July 25, 2000.

           Transitional Small Business Disclosure Format (check one):

           Yes [   ]      No  [ X ]

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                          Page
Part I - Consolidated Financial Information                                               ----

         Item 1 - Financial Statements

                Consolidated Balance Sheets - June 30, 2000 (unaudited) and
                    December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . .  . .  2

                Consolidated Statements of Income (unaudited) - Three months and six months ended June 30, 2000 and 1999. . . . . . . . . . . . .  . .  3

                Consolidated Statements of Comprehensive Income (unaudited) -
                    Six months ended June 30, 2000 and 1999 . . . . . . . . . . . . .. . . 4

                Consolidated Statements of Cash Flows (unaudited) -  Six months
                    ended June 30, 2000 and 1999   . . . . . . . . . . . . . .. . . .. . . 5

                Notes to Financial  Statements . . . . . . . . . . . . . . . . .. . ..  .  6


         Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . . .. . . . .  9


Part II - Other Information

         1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  None

         2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .  . .  None

         3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . .  . .  None

         4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . .  . .  18

         5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . None

         6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .  . .  19


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .   20

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,            December 31,
                                                                                                2000                 1999
                                                                                          ---------------      ----------------
                                                                                              (Unaudited)
ASSETS
   Cash and due from banks                                                                $     8,129,157      $     12,800,196
                                                                                          ---------------      ----------------
                                                          CASH AND CASH EQUIVALENTS             8,129,157            12,800,196
                                                                                          ---------------      ----------------
   Securities:
      Available for sale securities:
        US Treasuries and other securities (amortized cost $29,458,771-2000                    28,658,370            23,663,850
             and $24,491,689-1999)
        Mortgage-backed securities (amortized cost $23,155,592-2000
         and $19,279,026-1999)                                                                 22,846,559            19,036,632
      Held to maturity securities:
        Mortgage-backed securities (market value $3,423,473-2000
         and $4,147,716-1999)                                                                   3,438,397             4,188,851
                                                                                          ---------------      ----------------
                                                                   TOTAL SECURITIES            54,943,326            46,889,333
                                                                                          ---------------      ----------------

   Federal Home Loan Bank stock, at cost                                                        2,389,800             2,100,000
   Federal Reserve Bank stock, at cost                                                             81,850                81,850
   Loans Receivable:
      Real estate-residential mortgage                                                        118,279,580           115,392,170
      Real estate-commercial mortgage                                                          21,135,209            19,821,940
      Real estate-construction                                                                  5,842,060             7,090,241
      Commercial                                                                               10,588,537             8,063,552
      Installment                                                                              34,979,592            33,114,855
      Other                                                                                        15,367               123,370
                                                                                          ---------------      ----------------
                                                                        TOTAL LOANS           190,840,345           183,606,128
      Net deferred loan origination costs                                                       1,392,949             1,217,288
      Allowance for loan losses                                                                (1,033,317)           (1,014,522)
                                                                                          ---------------      ----------------
                                                                          NET LOANS           191,199,977           183,808,894
                                                                                          ---------------      ----------------
Foreclosed real estate                                                                            300,000                    --
Deferred taxes                                                                                    386,656               378,450
Bank premises and equipment, net                                                                2,952,057             3,017,976
Accrued interest receivable                                                                     1,712,069             1,455,363
Other assets                                                                                    5,635,716             5,441,728
                                                                                          ---------------      ----------------

                                                                       TOTAL ASSETS       $   267,730,608      $    255,973,790
                                                                                          ===============      ================

LIABILITIES
   Deposits:
      Noninterest bearing:
         Demand                                                                           $    41,481,580      $     33,990,059
      Interest bearing:
         Savings                                                                               36,924,106            36,556,699
         Money market                                                                          43,222,694            44,111,008
         Time certificates of deposit in denominations of $100,000 or more                     16,034,040            16,802,864
         Other time certificates of deposit                                                    69,588,582            65,772,152
                                                                                          ---------------      ----------------
                                                                     TOTAL DEPOSITS           207,251,002           197,232,782
                                                                                          ---------------      ----------------

   Federal Home Loan Bank advances                                                             42,650,000            41,730,000
   Collateralized borrowings                                                                      936,056               830,227
   Accrued expenses and other liabilities                                                       1,239,660             1,254,572
                                                                                          ---------------      ----------------
                                                                  TOTAL LIABILITIES           252,076,718           241,047,581
                                                                                          ---------------      ----------------
   Commitments & Contingencies                                                                         --                    --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value;  1,000,000  shares  authorized,  no shares outstanding Common stock $.01 par value
      Authorized - 5,000,000 shares
      2000 - Issued - 1,597,350 shares, outstanding - 1,514,931 shares
      1999 - Issued - 1,567,353 shares, outstanding - 1,484,934 shares                             15,973                15,674
   Capital surplus                                                                             11,150,626            10,933,465
   Retained earnings                                                                            5,865,661             5,324,445
   Less: Treasury stock at cost-82,419 shares                                                    (701,061)             (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                                             (677,309)             (646,314)
                                                                                          ----------------     ----------------
                                                         TOTAL SHAREHOLDERS' EQUITY            15,653,890            14,926,209
                                                                                          ---------------      ----------------
                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $   267,730,608      $    255,973,790
                                                                                          ===============      ================

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                                2000              1999                2000                 1999
                                                         ---------------    ---------------     ----------------     ---------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                            $     3,729,325          3,133,688     $      7,307,496     $     6,025,751

   Interest and dividends on securities:
       Mortgage-backed                                           392,046            367,733              756,674             784,396
       US Treasury and other                                     501,273            403,125              950,801             772,610
   Deposits with banks                                                 9                  2                  106                  11
   Other interest income                                              --                 --                   --              11,594
                                                         ---------------    ---------------     ----------------     ---------------
                                 TOTAL INTEREST INCOME         4,622,653          3,904,548            9,015,077           7,594,362
                                                         ---------------    ---------------     ----------------     ---------------

INTEREST EXPENSE
   Interest on deposits:
       Savings                                                   128,375            126,840              254,691             253,069
       Money market                                              388,909            343,287              783,145             709,296
       Time certificates of deposit in denominations
            $100,000 or more                                     175,082            194,909              342,857             340,798
       Other time certificates of deposit                        996,525            772,814            1,918,548           1,673,660
                                                         ---------------    ---------------     ----------------     ---------------
                            TOTAL INTEREST ON DEPOSITS         1,688,891          1,437,850            3,299,241           2,976,823
   Interest on Federal Home Loan Bank advances                   704,029            263,257            1,247,210             376,363
   Interest on borrowed money                                         --                125                   --                 743
                                                         ---------------    ---------------     ----------------     ---------------
                                TOTAL INTEREST EXPENSE         2,392,920          1,701,232            4,546,451           3,353,929
                                                         ---------------    ---------------     ----------------     ---------------
                                   NET INTEREST INCOME         2,229,733          2,203,316            4,468,626           4,240,433
PROVISION FOR LOAN LOSSES                                         45,000             30,000               90,000              60,000
                                                         ---------------    ---------------     ----------------     ---------------
                             NET INTEREST INCOME AFTER
                             PROVISION FOR LOAN LOSSES         2,184,733          2,173,316            4,378,626           4,180,433
                                                         ---------------    ---------------     ----------------     ---------------
NONINTEREST INCOME
   Banking service charges and fees                              158,632            111,629              300,297             226,920
   Trust                                                         210,000            178,500              420,000             357,000
   Other                                                         101,538             49,558              189,574             130,333
                                                         ---------------    ---------------     ----------------     ---------------
                              TOTAL NONINTEREST INCOME           470,170            339,687              909,871             714,253
                                                         ---------------    ---------------     ----------------     ---------------
NONINTEREST EXPENSE
   Salaries                                                      821,142            724,888            1,583,540           1,369,746
   Employee benefits                                             207,957            181,007              439,805             350,916
   Net occupancy                                                 110,048            113,772              226,548             235,300
   Equipment                                                     124,044            103,427              238,554             200,633
   Legal fees                                                     69,749             23,568              135,133              49,458
   Directors fees                                                 38,500             36,125               74,204              73,875
   Computer services                                             159,207            174,543              358,453             366,584
   Supplies                                                       41,396             48,154               86,492             103,308
   Commissions, services and fees                                 55,755             68,949              133,129             122,017
   Postage                                                        24,990             29,039               50,822              57,457
   Advertising                                                    60,499             58,285               98,724             105,327
   OREO & non-performing loan expenses-net                         1,605              2,816                1,605               2,816
   Other                                                         297,228            286,958              559,632             573,017
                                                         ---------------    ---------------     ----------------     ---------------
                            TOTAL NONINTEREST EXPENSES         2,012,120          1,851,531            3,986,641           3,610,454
                                                         ---------------    ---------------     ----------------     ---------------

                            INCOME BEFORE INCOME TAXES           642,783            661,472            1,301,856           1,284,232
PROVISION FOR INCOME TAXES                                       234,573            213,549              457,654             407,393
                                                         ---------------    ---------------     ----------------     ---------------
                                            NET INCOME   $       408,210    $       447,923     $        844,202     $       876,839
                                                         ===============    ===============     ================     ===============

INCOME PER SHARE
                            BASIC NET INCOME PER SHARE   $          0.27    $          0.30     $           0.56     $          0.59
                                                         ===============    ===============     ================     ===============
                          DILUTED NET INCOME PER SHARE   $          0.27    $          0.29     $           0.55     $          0.57
                                                         ===============    ===============     ================     ===============


   Dividends Per Share                                   $          0.10    $          0.10     $           0.20     $          0.20
                                                         ===============    ===============     ================     ===============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended June 30, (Unaudited)                                                        2000                   1999
                                                                                       ------------------      -----------------
Net income                                                                             $          408,210      $        447,923
Unrealized holding gains (losses) on securities:
        Unrealized holding gains (losses) arising during the period, net of taxes                  19,688              (226,212)
                                                                                       ------------------      ----------------

Comprehensive income                                                                   $          427,898      $        221,711
                                                                                       ==================      ================



Six months ended June 30, (Unaudited)                                                              2000                  1999
                                                                                       ------------------      -----------------

Net income                                                                             $          844,202      $        876,839
Unrealized holding gains (losses) on securities:
        Unrealized holding losses arising during the period, net of taxes                         (30,995)             (320,548)
                                                                                       ------------------      -----------------

Comprehensive income                                                                   $          813,207      $        556,291
                                                                                       ==================      ================

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                                              Six Months Ended June 30,
                                                                                              2000                   1999
                                                                                      ------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $          844,202      $        876,839
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Amortization and accretion of premiums and discounts
           on investment securities, net                                                         (41,532)               40,215
        Provision for loan losses                                                                 90,000                60,000
        Depreciation and amortization                                                            186,877               189,245
        Loans originated for sale                                                                     --              (542,550)
        Proceeds from sales of loans held for sale                                                    --               922,150
        Loss on disposals of bank premises and equipment                                              --                   428
        Increase in accrued interest receivable                                                 (256,706)             (215,731)
        Increase in other assets                                                                (101,238)             (448,639)
        Increase in deferred loan origination costs                                             (175,661)             (511,241)
        (Decrease) increase in accrued expenses and other
             liabilities                                                                         (17,912)              260,305
                                                                                       -----------------      ----------------

            Net cash provided by operating activities                                            528,030               631,021
                                                                                       -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Available for sale mortgage-backed securities:
        Proceeds from maturities and principal payments                                        1,870,858             4,598,021
        Purchases                                                                             (5,702,436)                   --
Available for sale US Treasury and other investment securities:
        Purchases                                                                             (4,962,135)           (7,000,000)
Held to maturity mortgage-backed securities:
        Proceeds from maturities and principal payments                                          742,051             1,642,163
Purchase of Federal Home Loan Bank Stock                                                        (289,800)              (54,000)
Net increase in loans                                                                         (7,605,422)          (17,377,112)
Purchase of bank premises and equipment                                                         (120,958)             (691,548)
Proceeds from sale of bank premises and equipment                                                     --                   (80)
Increase in cash surrender value of Bank owned
   life insurance                                                                                (92,750)                   --
                                                                                       -----------------      ----------------

        Net cash used in investing activities                                                (16,160,592)          (18,882,556)
                                                                                       -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, money market and
  demand deposits                                                                              6,970,614              (367,921)
Net increase (decrease) in certificates of deposit                                             3,047,606            (7,001,944)
Net increase in borrowings under Federal Home
  Loan  Bank advances                                                                            920,000            22,875,000
Net increase in collateralized borrowings                                                        105,829               108,967
Proceeds from exercise of stock options                                                          217,460               118,206
Dividends paid on common stock                                                                  (299,986)             (281,898)
                                                                                       -----------------      ----------------

        Net cash provided by financing activities                                             10,961,523            15,450,410
                                                                                       -----------------      ----------------

        Net decrease in cash and cash equivalents                                             (4,671,039)           (2,801,125)

CASH AND CASH EQUIVALENTS, at beginning of period                                             12,800,196             8,756,166
                                                                                       -----------------      ----------------

CASH AND CASH EQUIVALENTS, at end of period                                            $       8,129,157      $      5,955,041
                                                                                       =================      ================

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
        Interest on deposits and borrowings                                            $       4,584,086      $      3,287,187
                                                                                       =================      ================
        Income taxes                                                                   $         446,952      $        514,476
                                                                                       =================      ================
Net cash investing and financing activities:
        Transfer of loans to other real estate owned                                   $         300,000      $             --
                                                                                       =================      ================

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

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the
    Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of First Litchfield Financial Corporation (the "Company") and notes thereto for the fiscal year ended December 31, 1999.

    These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

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

    The following is information about the computation of net income per share for the three and six month periods ended June 30, 2000 and 1999. The 1999 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.


    For the Three Months Ended June 30, 2000
                                                          Net                            Per Share
                                                          Income           Shares         Amount
                                                        ---------      ----------        ---------
    Basic Net Income Per Share
       Income available to common shareholders           $408,210       1,514,931        $     .27

    Effect of Dilutive Securities
       Options Outstanding                                     --          21,875

    Diluted Net Income Per Share
       Income available to common shareholders
                                                        ---------      ----------        ---------
       plus assumed conversions                          $408,210       1,536,806        $     .27
                                                         ========       =========        =========

    For the Three Months Ended June 30, 1999

                                                         Net                                Per Share
                                                         Income          Shares               Amount
                                                       ---------       -----------           ---------
    Basic Net Income Per Share
       Income available to common shareholders          $447,923        1,484,934           $     .30

    Effect of Dilutive Securities
       Options Outstanding                                    --           64,181

    Diluted Net Income Per Share
       Income available to common shareholders
                                                       ---------        ----------          ---------
       plus assumed conversions                        $447,923         1,549,115           $     .29
                                                       ========         =========           =========

    For the Six Months Ended June 30, 2000
                                                         Net                              Per Share
                                                         Income            Shares          Amount
                                                       ---------        ----------        ---------
    Basic Net Income Per Share
       Income available to common shareholders          $844,202        1,506,543         $     .56

    Effect of Dilutive Securities
       Options Outstanding                                    --           35,985

    Diluted Net Income Per Share
       Income available to common shareholders
                                                       ---------        ----------        ---------
       plus assumed conversions                         $844,202        1,542,528         $     .55
                                                        ========        =========         =========


    For the Six Months Ended June 30, 1999
                                                         Net                              Per Share
                                                         Income            Shares          Amount
                                                       ---------        ----------        ---------
    Basic Net Income Per Share
       Income available to common shareholders          $876,839        1,482,864         $     .59

    Effect of Dilutive Securities
       Options Outstanding                                    --           64,053

    Diluted Net Income Per Share
       Income available to common shareholders
                                                       ---------        ----------         ---------
       plus assumed conversions                         $876,839         1,546,917         $     .57
                                                       =========       ===========         =========


4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                         Three Months Ended
                                                                                            June 30, 2000
                                                                 -----------------------------------------------------------------

                                                                   Before-Tax          Tax (Expense)        Net-of-Tax
                                                                     Amount               Benefit             Amount
                                                                 -------------         -------------      -------------
Unrealized holding gains arising during the period                   $ 32,249           $(12,561)           $ 19,688
Less: reclassification adjustment for amounts recognized in
 net income                                                                --                 --                  --
                                                                     --------           --------            --------

Unrealized holding gain on available for sale securities,
net of taxes                                                         $ 32,249           $(12,561)           $ 19,688
                                                                     ========           ========            ========


                                                                                           June 30, 1999
                                                                 -----------------------------------------------------------------

                                                                   Before-Tax          Tax (Expense)          Net-of-Tax
                                                                     Amount               Benefit               Amount
                                                                 -------------         -------------        -------------
Unrealized holding losses arising during the period                 $(369,354)           $ 143,142           $(226,212)
Less: reclassification adjustment for amounts recognized in
net income                                                                 --                   --                  --
                                                                    ---------            ---------           ---------


Unrealized holding loss on available for sale securities,
net of taxes                                                        $(369,354)           $ 143,142           $(226,212)
                                                                    =========            =========           =========


                                                                                         Six Months Ended
                                                                                           June 30, 2000
                                                                 -----------------------------------------------------------------

                                                                   Before-Tax          Tax (Expense)       Net-of-Tax
                                                                     Amount               Benefit            Amount
                                                                 -------------         -------------      -----------
Unrealized holding losses arising during the period                 $(39,201)           $  8,206           $(30,995)
Less: reclassification adjustment for amounts recognized in
net income                                                                --                  --                 --
                                                                    --------            --------           --------

Unrealized holding loss on available for sale securities,
net of taxes                                                        $(39,201)           $  8,206           $(30,995)
                                                                   ==========          =========           ========


                                                                                           June 30, 1999
                                                                 -----------------------------------------------------------------

                                                                   Before-Tax          Tax (Expense)        Net-of-Tax
                                                                     Amount               Benefit             Amount
                                                                 -------------         -------------       -------------
Unrealized holding losses arising during the period                 $(527,522)           $ 206,974           $(320,548)
Less: reclassification adjustment for amounts recognized in
net income                                                                 --                   --                  --
                                                                    ---------            ---------           ---------

Unrealized holding loss on available for sale securities,
 net of taxes                                                       $(527,522)           $ 206,974           $(320,548)
                                                                    =========            =========           =========

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

First Litchfield Financial Corporation (the "Company") a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (OCC.) The First National Bank of Litchfield is the Company's only subsidiary and only source of income. The Bank has one subsidiary, Lincoln Corporation, which is a Connecticut corporation. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted.

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

As of June 30, 2000 the Company had assets of $267,730,608, which was an increase of $11,756,818 or 4.6% from year-end 1999 assets of $255,973,790. The growth in assets was in the securities and loan portfolios.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of June 30, 2000 were $267,730,608 an increase of $11,756,818 or 4.6% from year-end 1999 assets of $255,973,790.

Cash and cash equivalents decreased by $4,671,039 or 36.5% during the first six months of 2000. This decrease was the result of lower requirements for cash and liquid funds after providing for greater liquidity as part of the Bank's preparation for Year 2000 contingency planning.

Growth in assets was experienced in both the loan and securities portfolios. Total securities as of June 30, 2000 aggregated $54,943,326, which is an increase of $8,053,993 or 17.2% from the year-end 1999 level. First and second quarter purchases of US Government Treasury securities and agency bonds were made in an effort to improve liquidity as well as to increase the yield on the portfolio. Net loans totaled $191,199,977 as of June 30, 2000, an increase of $7,391,083 or 4.0% over the balance at December 31, 1999. Growth was experienced in the residential and commercial mortgage portfolios, which increased
$2,887,410 and $1,313,269 respectively from the year-end 1999 balances. Commercial and installment loans increased by $2,524,985 or 31.3% and $1,864,737 or 5.6%, respectively. The increased loan demand continues to be the result of the strong local economy as well as competitively priced loan products and the Bank's reputation for excellent customer service.

Total liabilities were $252,076,718 as of June 30, 2000, which is an increase of $11,029,137 or 4.6% from the December 31, 1999 level of $241,047,581. Deposit growth during the second quarter of 2000 was the cause of this increase. Total deposits were $207,251,002, which was a $10,018,220 or a 5.1% increase over December 31, 1999. Demand deposits totaled $41,481,580, an increase of $7,491,521 from December 31, 1999. The increase in demand deposits is attributed to seasonal growth typically arising from tax deposits and refunds as well as growth resulting from new accounts due to the consolidation of competitor institutions. Other time certificates of deposit increased by $3,816,430 or 5.8% from December 31, 1999. This growth was experienced primarily in short-term certificates of deposit . This increase offset decreases in money market deposits and certificates of deposit of $100,000 or more. These deposits have declined due to customer preferences towards shorter term certificates of deposit.

Federal Home Loan Bank advances increased by $920,000 or 2.2% over the six month period. This relatively small increase was used along with deposit growth to fund the growth of earning assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Summary

Net income for the second calendar quarter of 2000 totaled $408,210 which is a decline of $39,713 or 8.9% from second quarter 1999 earnings of $447,923. Quarterly basic and fully diluted net income per share for 2000 were both $.27 compared to $.30 and $.29, respectively, for the same period in 1999.

Net Interest Income

Net interest income is comprised of the following for the three months ended June 30,

                                           2000                   1999
                                       -----------            -----------

Interest and dividend income            $4,622,653             $3,904,548
Tax-equivalent adjustments                  16,269                  5,406
Interest expense                         2,392,920              1,701,232
                                         ---------              ---------

Net interest income                     $2,246,002             $2,208,722
                                        ==========             ==========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended June 30, 2000 and 1999. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                          Three months ended June 30, 2000                  Three months ended June 30,  1999
                                  -----------------------------------------------    --------------------------------------------
                                                     Interest                                          Interest
                                      Average        Earned/         Yield/            Average          Earned/        Yield/
                                      Balance         Paid            Rate             Balance           Paid           Rate
                                  -------------    ----------       -------         -------------     -----------      ------
Assets
Interest Earning Assets:
Loans                              $190,398,000    $3,745,594        7.87%           $164,267,000      $3,139,094        7.64%
Investment Securities                55,946,000       893,319        6.39%             51,142,000         770,858        6.03%
Other interest earning assets             3,000             9        1.20%                  1,000               2         .80%
                                  -------------    ----------                       -------------     -----------

Total interest earning assets       246,347,000     4,638,922        7.53%            215,410,000       3,909,954        7.26%

Allowance for loan losses              (987,000)                                       (1,054,000)
Cash and due from banks               6,368,000                                         5,554,000
Bank premises and equipment           2,959,000                                         2,500,000
Net unrealized gain/loss on
  securities                         (1,386,000)                                          (33,000)
Foreclosed real estate                   76,000                                                 0
Other assets                          7,642,000                                         3,147,000
                                  -------------                                     -------------

Total Average Assets               $261,019,000                                     $ 225,524,000
                                  =============                                     =============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                  $  35,850,000    $  128,375        1.43%          $  35,490,000     $   126,840        1.43%
Money Market deposits                43,363,000       388,909        3.59%             42,084,000         343,287        3.26%
Time deposits                        85,842,000     1,171,607        5.46%             78,313,000         967,723        4.94%
Borrowed funds                       43,098,000       704,029        6.53%             20,137,000         263,382        5.23%
                                  -------------    ----------                       -------------     -----------

Total interest bearing
liabilities                         208,153,000     2,392,920        4.60%            176,024,000       1,701,232        3.87%

Demand deposits                      36,468,000                                        34,148,000
Other liabilities                       972,000                                           645,000
Shareholders' Equity                 15,426,000                                        14,707,000
                                  -------------                                     -------------

Total liabilities and equity      $ 261,019,000                                     $ 225,524,000
                                  =============                                     =============

Net interest income                                $2,246,002                                         $ 2,208,722
                                                   ==========                                         ===========
Net interest spread                                                  2.93%                                               3.39%
Net interest margin                                                  3.65%                                               4.10%



RATE/VOLUME ANALYSIS

                                                                      Three months ended
                                                                  6/30/00 Compared to 6/30/99
                                                                   Increase (Decrease) Due to
                                                    -----------------------------------------------------

                                                      Volume                Rate                Total
                                                    ---------            ---------            ---------
Interest earned on:
Loans                                                $ 511,764           $  94,736            $ 606,500
Investment securities                                   75,044              47,417              122,461
Other interest income                                        6                   1                    7
                                                     ---------           ---------            ---------
Total interest earning assets                          586,813             142,155              728,968

Interest paid on:
Deposits                                                87,797             163,244              251,041
Borrowed money                                         361,683              78,964              440,647
                                                     ---------           ---------            ---------
Total interest bearing liabilities                     449,480             242,208              691,688

Increase (decrease) in net interest income           $ 137,334           $(100,054)           $  37,280
                                                     =========           =========            =========

Of the $37,280 increase in the net interest income, a decrease of $100,054 resulted from interest rate fluctuations during 2000 and an increase of $137,334 is attributed to increases in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the second quarter of 2000 increased $37,280 or 1.7% from second quarter 1999. The increase in net interest income is due primarily to the higher levels of earning assets over last year. Average earning assets for the second quarter of 2000 were $246 million which is an increase of $31 million from the average earning assets for the second quarter of 1999. Offsetting much of the increase resulting from the higher level of earning assets was a lower net interest margin experienced in the second quarter of 2000. The net interest margin for the second quarter of 2000 was 3.65%, 45 basis points lower than that for the second quarter of the previous year. The cause of the decline in the net interest margin is due to funding costs increasing at a faster rate than interest on earning assets. From the second quarter of 1999 funding costs rose 73 basis points from 3.87% to 4.60%. Earning assets yields however, only rose 27 basis points, from 7.26% to 7.53%. This is due to the higher balances of borrowed funds which may change frequently due to market conditions and rate competition for deposits, while many fixed rate loan products do not reprice when market conditions change.

Provision for Loan Losses

The provision for loan losses for the second quarter of the year totaled $45,000, an increase of $15,000 from the second quarter of 1999. The increase was necessitated by growth in the loan portfolio.

During the second quarter of 2000 the Company recorded net charge-offs of $70,533 compared to net recoveries of $557 for the same period in 1999. The increase in net charge-offs relates primarily to increases in the consumer loan portfolio. Loans charged off during the second quarter of 2000 were primarily installment loans made through the indirect loan program.

Noninterest Income

Three month noninterest income through June 30, 2000 totaled $470,170, an increase of $130,483 or 38.4% from the $339,687 earned for the same period in 1999. Banking service charges and fees have increased by $47,003 or 42.1%. This increase was caused by increases in fees from overdrafts, ATMs and debit cards. Trust fees increased by $31,500 or 17.6% resulting from higher levels of trust assets and fee increases. Second quarter other noninterest income totaled $101,538, an increase of $51,980 from 1999. Increases were caused by income relating to increases in the cash surrender value of bank owned life insurance. Also contributing to the increase in other noninterest income was increased safe deposit rental income.

Noninterest Expense

For the three months ended June 30, 2000, noninterest expense totaled $2,012,120, an increase of $160,589 or 8.7% and from the similar period of 1999. The primary cause of this increase was salary and benefits costs which increased by $123,204 due mostly to additional staffing primarily for the Loan Department.

Contributing to the growth in second quarter noninterest expense were legal fees which totaled $69,749, representing an increase of $46,181 from the second quarter of 1999. The increase in such fees resulted from services relating to the Company's filings of registration statements with the United States Securities and Exchange Commission registering its securities and to fees associated with the Company's disclosure and reporting responsibilities as an SEC reporting company. In addition, legal fees relating to the Bank's collection efforts and to legal matters involving the Bank's trust function contributed to such increase. Finally, second quarter expenses for equipment depreciation, maintenance and purchases increased by $20,617 over the same quarter in 1999. Costs for supplies, commissions, postage and computer services decreased for the second quarter of 2000.

Income Taxes

The provision for income taxes for the three month period ended June 30, 2000 totaled $234,573 which is an increase of $21,024 from the same period in 1999. Although taxable income was higher for 1999, the historic renovation tax credit taken in 1999 resulted in the 1999 tax expense to be lower than that for second quarter of 2000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Summary

Net income for the Company for the six months ended June 30, 2000 totaled $844,202, a decrease of $32,637 or 3.7% from 1999 earnings of $876,839. Basic and diluted net income per share for the six month period were $.56 and $.55 per share respectively. These results are slightly lower than the $.59 and $.57 per share reported for the first six months of 1999.

Net Interest Income

Net interest income is comprised of the following for the six months ended June 30,

                                                 2000                1999
                                           ----------------     ----------------

         Interest and dividend income      $      9,015,077     $      7,594,362
         Tax-equivalent adjustments                  31,752               10,226
         Interest expense                         4,546,451            3,353,929
                                           ----------------     ----------------

         Net interest income               $      4,500,378     $      4,250,659
                                           ================     ================

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the six months ended June 30, 2000 and 1999. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                          Six months ended June 30, 2000                    Six months ended June 30,  1999
                                  ----------------------------------------------     ----------------------------------------------
                                                    Interest                                           Interest
                                      Average        Earned/        Yield/            Average           Earned/       Yield/
                                      Balance         Paid           Rate             Balance            Paid          Rate
                                  -------------    ----------      -------         -------------     -----------      ------
Assets
Interest Earning Assets:
Loans                              $188,026,000    $7,339,248       7.81%           $159,333,000      $6,035,977       7.58%
Investment Securities                53,856,000     1,707,475       6.34%             51,692,000       1,557,006       6.02%
Other interest earning assets            11,000           106       1.93%                497,000          11,605       4.67%
                                  -------------    ----------                      -------------     -----------

Total interest earning assets       241,893,000     9,046,829       7.48%            211,522,000       7,604,588       7.19%

Allowance for loan losses              (993,000)                                      (1,040,000)
Cash and due from banks               6,234,000                                        5,409,000
Bank premises and equipment           2,974,000                                        2,356,000
Net unrealized gain/loss on
  securities                         (1,117,000)                                         (75,000)
Foreclosed real estate                   38,000                                                0
Other assets                          7,412,000                                        2,963,000
                                  -------------                                    -------------

Total Average Assets               $256,441,000                                    $ 221,135,000
                                  =============                                    =============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                  $  35,743,000    $  254,691       1.43%          $  35,231,000     $   253,069       1.44%
Money Market deposits                44,386,000       783,145       3.53%             43,513,000         709,296       3.26%
Time deposits                        85,263,000     2,261,405       5.30%             81,020,000       2,014,458       4.97%
Borrowed funds                       39,670,000     1,247,210       6.29%             14,365,000         377,106       5.25%
                                  -------------    ----------                      -------------     -----------

Total interest bearing liabilities  205,062,000     4,546,451       4.43%            174,129,000       3,353,929       3.85%


Demand deposits                      35,049,000                                       31,918,000
Other liabilities                     1,028,000                                          477,000
Shareholders' Equity                 15,302,000                                       14,611,000
                                  -------------                                    -------------

Total liabilities and equity      $ 256,441,000                                    $ 221,135,000
                                  =============                                    =============

Net interest income                                $4,500,378                                        $ 4,250,659
                                                   ==========                                        ===========
Net interest spread                                                 3.05%                                              3.34%
Net interest margin                                                 3.72%                                              4.02%



RATE/VOLUME ANALYSIS

                                                                   Six months ended
                                                             6/30/00 Compared to 6/30/99
                                                              Increase (Decrease) Due to
                                             ----------------------------------------------------------

                                               Volume                  Rate                  Total
                                              ---------              --------              ---------
Interest earned on:
Loans                                         $ 1,115,215           $   188,056           $ 1,303,271
Investment securities                              66,701                83,768               150,469
Other interest income                              (7,184)               (4,315)              (11,499)
                                              -----------           -----------           -----------
Total interest earning assets                   1,174,732               267,509             1,442,241

Interest paid on:
Deposits                                          107,329               215,089               322,418
Borrowed money                                    782,338                87,766               870,104
                                              -----------           -----------           -----------
Total interest bearing liabilities                889,666               302,856             1,192,522

Increase in net interest income               $   285,065           $   (35,346)          $   249,719
                                              ===========           ===========           ===========


Of the $249,719 increase in the net interest income, a decrease of $35,346 resulted from interest rate fluctuations during 2000 and an increase of $285,065 is attributed to increases in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the first six months of 2000 increased $249,719 or 5.9% from the same period in 1999. The increase in net interest income is due primarily to the higher levels of earning assets over last year. Average earning assets through June 30, 2000 totaled $242 million which is an increase of $30 million from average earning assets of $212 million as of June 30, 1999. The effect of the increased level of earning assets offset the negative effect of the lower net interest margin (net interest income divided by average earning assets) earned during the year. The net interest margin was 3.72% for the six months ended June 30, 2000. This margin has decreased 30 basis points from the 4.02% for the similar period of 1999. The higher interest rate environment experienced over the first six months of 2000 has had the effect of decreasing the Company's net interest margin by increasing funding costs quicker than earning asset interest has risen. The yield on earning assets is 29 basis points above that for the six months ended June 30, 1999, while the cost of funds is 58 basis points higher. Intense rate competition with other institutions as well as fixed rate products have caused the yield on earning assets to increase at a much slower pace than increases in the interest rate environment. On the other hand, the funding liabilities of the company are now comprised of a significant amount of borrowed funds which adjust rapidly to interest rate changes. Deposit costs have also increased though not as rapidly as that for borrowed funds. Deposit interest rate increases have been caused by intense rate competition for deposits locally as well as overall increases in the market rate environment.

Provision for Loan Losses

The provision for loan losses for the first six months of the year totaled $90,000, an increase of $30,000 from the first six months of 1999. Growth in the loan portfolio, particularly in the consumer installment loans, was the primary reason for the increased provision. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve.

During the first six months of 2000, the Company recorded net charge-offs of $71,205 compared to net charge-offs of $4,054 for the first six months of 1999. The increase in net charge-offs for the first six months of 2000 was caused by credit losses in the consumer loan portfolio, particularly in installment and credit card loans.

Noninterest Income

Year to date noninterest income as of June 30, 2000 totaled $909,871, an increase of $195,618 or 27.4% from the $714,253 earned for the same period in 1999. Banking service charges and fees have increased by $73,377 or 32.3% from the first six months of 1999. This increase was caused by increases in fees from overdrafts, ATMs and debit cards. Also contributing to the increase in noninterest income is increased trust fees. Fees from trust services increased by $63,000 or 17.6%. The increased volume of trust assets as well as the imposition of fee increases effective in 2000 have resulted in the additional income. Other noninterest income totaled $189,574 for the first six months of the year. This income represents an increase of $59,241 over the same period last year due to income resulting from increases in the cash surrender value of bank-owned life insurance. Income from the sale of mutual funds amounted to $59,587, which represented a decrease of $41,470 from the same period in 1999. The decrease in such income can be attributed primarily to the decline in customer interest in purchasing mutual funds.

Noninterest Expense

As of June 30, 2000, six month noninterest expense totaled $3,986,641, an increase of 10.4% and $376,187 from the same period of 1999. Salary and benefits costs increased by a total of $302,683 due to salary adjustments and additions to staff.

Legal fees for the first six months of 2000 totaled $135,133 which is an increase of $85,675 or 173.2% from the first six months of 1999. The increase in such fees resulted from services relating to the Company's filing of registration statements with the United Securities and Exchange Commission registering its securities and to fees associated with the Company's disclosure and reporting responsibilities as an SEC reporting company. In addition, legal fees relating to the Bank's collection efforts and to legal matters involving the Bank's trust function contributed to such increase. Equipment costs in 2000 resulting from the Bank's continued investment in technology increased $37,921 or 18.9% from 1999. Offsetting some of these increases are decreases in costs for supplies, advertising and other noninterest expenses.

Income Taxes

The provision for income taxes for the first six months of 2000 totaled $457,654, an increase of $50,261 from the same period in 1999. There are two factors contributing to this increase: a higher level of taxable income in 2000 and the fact that 1999 taxes incorporated an investment tax credit related to the renovation of the building housing the executive offices. This tax credit reduced income tax expense for 1999.

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

As of June 30, 2000 the Company had $25,671,474 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At June 30, 2000, total shareholders' equity was $15,653,890 compared to $14,926,209 at December 31, 1999. From a regulatory perspective, the capital ratios of the Company and the

Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of June 30, 2000.

                                       Minimum
                                    Regulatory
                                   Capital Levels     The Company      The Bank
TIER 1:
  Leverage capital ratio                       4%           6.20%         6.15%

  Risk-based capital ratio                     4%           9.85%         9.80%

  Total risk-based capital ratio               8%          10.47%        10.42%


ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended June 30, 2000 and 1999 are shown below:

                                                   Six months ended June 30,
                                                   2000               1999
                                                -----------       -----------

Balance at beginning of the year                $ 1,014,522       $ 1,013,949
Provision for loan losses                            90,000            60,000
Loans charged off                                  (132,018)           (5,981)
Recoveries of loans previously charged off           60,813             1,927
                                                -----------       -----------

Balance at end of period                        $ 1,033,317       $ 1,069,895
                                                ===========       ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of June 30, 2000 and December 31, 1999.

                                             June 30, 2000     December 31, 1999
                                             -------------     -----------------

Nonaccrual loans                                $  863,064         $1,394,305

Other real estate owned                            300,000                 --
                                                ----------         ----------

Total nonperforming assets                      $1,163,064         $1,394,305
                                                ==========         ==========

Loans past due in excess of 90 days and
  accruing interest                             $   41,866         $   33,441
                                                ==========         ==========

Potential Problem Loans

As of June 30, 2000, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - Not applicable

Neither the Company nor the Bank is involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds - Not applicable

Item 3.  Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 24, 2000. Shareholders voted on the election of directors.

The vote for re-electing each of the four (4) Directors listed below to serve for a term of three years is as follows:

                                                                                                   Withholding
                                                                                 For                Authority
                                                                                -----              -----------
John H. Field              Number of Shares:                                    1,215,728                  6,456
                                                                         ----------------        ---------------
                           Percentage of Shares Voted:                              99.47%                   .53%
                                                                         ----------------        ---------------
                           Percentage of Shares Entitled to Vote:                   80.25%                   .43%
                                                                         ----------------        ---------------

                                                                                                  Withholding
                                                                                 For               Authority
                                                                                -----             -----------
Perley H.Grimes, Jr.       Number of Shares:                                    1,216,158                  6,026
                                                                         ----------------        ---------------
                           Percentage of Shares Voted:                              99.51%                   .49%
                                                                         ----------------        ---------------
                           Percentage of Shares Entitled to Vote:                   80.28%                   .40%
                                                                         ----------------        ---------------


                                                                                                  Withholding
                                                                                 For               Authority
                                                                                -----             ------------
Thomas A. Kendall          Number of Shares:                                    1,216,684                  5,500
                                                                         ----------------        ---------------
                           Percentage of Shares Voted:                              99.55%                   .45%
                                                                         ----------------        ---------------
                           Percentage of Shares Entitled to Vote:                   80.31%                   .36%
                                                                         ----------------        ---------------

                                                                                                   Withholding
                                                                                 For                Authority
                                                                                -----             ------------
Charles E. Orr             Number of Shares:                                    1,194,232                 27,952
                                                                         ----------------        ---------------
                           Percentage of Shares Voted:                              97.71%                  2.29%
                                                                        -----------------        ---------------
                           Percentage of Shares Entitled to Vote:                   78.83%                  1.85%
                                                                          ---------------        ---------------

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

a.         Exhibits

                Exhibit 27 - Financial Data Schedule

b.         Reports on Form 8-K

                The  Company  filed a Form  8-K on June 1,  2000 to  report  the
                events  and  results  of  the   Company's   Annual   Meeting  of
                Shareholders that was held on Wednesday, May 24, 2000.

                The Form 8-K also reported that the Company's Board of Directors declared a quarterly cash dividend of $ .10 per share to be paid on July 25, 2000 to shareholders of record as of June 23, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 8, 2000                    FIRST LITCHFIELD FINANCIAL CORPORATION


                                         By:  /s/ Jerome J. Whalen
                                              ---------------------------------
                                               Jerome J. Whalen, President and
                                               Chief Executive Officer


Dated:  August 8, 2000                   By:  /s/ Carroll A. Pereira
                                              ---------------------------------
                                               Carroll A. Pereira, Treasurer
                                               (Principal Accounting Officer)