Form 10QSB
period 2000-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2000-11-13
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

               For the quarterly period ended: September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         Commission File Number: 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                        06-1241321
         --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                       Identification No.)

   13 North Street, Litchfield, CT                        06759
   -------------------------------                        -----
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:     (860) 567-8752


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ X ]         No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,514,931 shares of Common Stock, par value $.01 per share, were outstanding at October 27, 2000.

Transitional Small Business Disclosure Format (check one):

Yes [   ]      No  [ X ]

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                     Page

Part I - Consolidated Financial Information

        Item 1 - Financial Statements
              Consolidated Balance Sheets - September 30, 2000 (unaudited) and
                  December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . .  2

              Consolidated Statements of Income (unaudited) - Three months and nine months ended September 30, 2000 and 1999. . . . . . . . . . .  3

              Consolidated Statements of Comprehensive Income (unaudited) -Three months and nine months ended September 30, 2000 and 1999. . . . . . 4

              Consolidated Statements of Cash Flows (unaudited) -  Nine months
                 ended September 30, 2000 and 1999   . . . . . . . . .. . . . . . . . 5

              Notes to Consolidated Financial Statements . . . . . . . . . . . .. . . 6

        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of  Operations . . . . . . . . . . . . . . . . . . . . . .. . . 8

Part II - Other Information

        1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . None

        2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . None

        3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . None

        4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . None

        5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

        6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . 17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                   2000                 1999
                                                                              --------------       -------------
                                                                               (Unaudited)
ASSETS
   Cash and due from banks                                                    $    7,924,517       $  12,800,196
                                                                              --------------       -------------
                                              CASH AND CASH EQUIVALENTS            7,924,517          12,800,196
                                                                              --------------       -------------
   Securities:
     Available for sale securities:
       US Treasuries and other securities (amortized cost $29,461,158-2000        28,992,270          23,663,850
            and $24,491,689-1999)
       Mortgage-backed securities (amortized cost $22,039,588-2000
        and $19,279,026-1999)                                                     21,807,018          19,036,632
     Held to maturity securities:
       Mortgage-backed securities (market value $2,789,144-2000
        and $4,147,716-1999)                                                       2,796,785           4,188,851
                                                                              --------------       -------------
                                                       TOTAL SECURITIES           53,596,073          46,889,333
                                                                              --------------       -------------

   Federal Home Loan Bank stock, at cost                                           2,389,800           2,100,000
   Federal Reserve Bank stock, at cost                                                81,850              81,850
   Loans Receivable:
     Real estate-residential mortgage                                            118,866,498         115,392,170
     Real estate-commercial mortgage                                              22,250,610          19,821,940
     Real estate-construction                                                      7,709,249           7,090,241
     Commercial                                                                    8,583,263           8,063,552
     Installment                                                                  34,443,110          33,114,855
     Other                                                                           123,008             123,370
                                                                              --------------       -------------
                                                            TOTAL LOANS          191,975,738         183,606,128
     Net deferred loan origination costs                                           1,407,963           1,217,288
     Allowance for loan losses                                                    (1,016,491)         (1,014,522)
                                                                              --------------       --------------
                                                              NET LOANS          192,367,210         183,808,894
                                                                              --------------       -------------

Deferred taxes                                                                       227,750             378,450
Bank premises and equipment, net                                                   2,896,838           3,017,976
Foreclosed real estate                                                               300,000                  --
Accrued interest receivable                                                        1,811,271           1,455,363
Other assets                                                                       5,895,989           5,441,728
                                                                              --------------       -------------

                                                           TOTAL ASSETS       $  267,491,298       $ 255,973,790
                                                                              ==============       =============

LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                $   36,058,137       $  33,990,059
     Interest bearing:
        Savings                                                                   36,328,333          36,556,699
        Money market                                                              43,424,337          44,111,008
        Time certificates of deposit in denominations of $100,000 or more         17,920,700          16,802,864
        Other time certificates of deposit                                        69,990,651          65,772,152
                                                                              --------------       -------------
                                                         TOTAL DEPOSITS          203,722,158         197,232,782
                                                                              --------------       -------------

   Federal Home Loan Bank advances                                                45,415,000          41,730,000
   Collateralized borrowings                                                         960,927             830,227
   Accrued expenses and other liabilities                                          1,211,302           1,254,572
                                                                              --------------       -------------
                                                      TOTAL LIABILITIES          251,309,387         241,047,581
                                                                              --------------       -------------
   Commitments and Contingencies                                                          --                  --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value;  1,000,000  shares  authorized,  no shares outstanding
   Common stock $.01 par value
     Authorized  -  5,000,000  shares - 2000,  2,500,000  shares - 1999
     Issued - 1,597,350 shares, outstanding - 1,514,931 shares - 2000 and
     Issued - 1,567,353 shares, outstanding, 1,484,934 shares - 1999                  15,973               15,674
   Capital surplus                                                                11,150,626           10,933,465
   Retained earnings                                                               6,144,614            5,324,445
   Less: Treasury stock at cost-82,419 shares                                       (701,061)            (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                                (428,241)            (646,314)
                                                                              ---------------      ---------------
                                             TOTAL SHAREHOLDERS' EQUITY           16,181,911           14,926,209
                                                                              --------------       ---------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  267,491,298       $  255,973,790
                                                                              ==============       ===============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          Three Months                       Nine Months
                                                       Ended September 30,                Ended September 30,
                                                      2000             1999             2000               1999
                                                 -------------    --------------    -------------    --------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                    $   3,853,751    $    3,344,152    $  11,161,247    $    9,369,903
   Interest and dividends on securities:
      Mortgage-backed                                  429,017           350,679        1,185,691         1,135,075
      US Treasury and other                            515,606           421,105        1,466,407         1,193,715
   Deposits with banks                                     932                 5            1,038                16
   Other interest income                                    --               217               --            11,811
                                                 -------------    --------------    -------------    --------------
                          TOTAL INTEREST INCOME      4,799,306         4,116,158       13,814,383        11,710,520
                                                 -------------    --------------    -------------    --------------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                          134,107           130,210          388,798           383,279
      Money market                                     423,186           366,345        1,206,331         1,075,641
      Time certificates of deposit in
          denominations $100,000 or more               216,169           147,713          612,322           459,729
      Other time certificates of deposit             1,034,236           820,639        2,899,488         2,523,081
                                                 -------------    --------------    -------------    --------------
                     TOTAL INTEREST ON DEPOSITS      1,807,698         1,464,907        5,106,939         4,441,730
   Interest on Federal Home Loan Bank advances         724,475           402,003        1,971,685           778,366
   Interest on borrowed money                               --                --               --               743
                                                 -------------    --------------    -------------    --------------
                         TOTAL INTEREST EXPENSE      2,532,173         1,866,910        7,078,624         5,220,839
                                                 -------------    --------------    -------------    --------------
                            NET INTEREST INCOME      2,267,133         2,249,248        6,735,759         6,489,681
PROVISION FOR LOAN LOSSES                               45,000            30,000          135,000            90,000
                                                 -------------    --------------    -------------    --------------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES      2,222,133         2,219,248        6,600,759         6,399,681
                                                 -------------    --------------    -------------    --------------
NONINTEREST INCOME
   Banking service charges and fees                    160,287           123,805          460,584           350,725
   Trust                                               210,000           178,500          630,000           535,500
   Other                                                86,770            43,199          276,344           173,532
                                                 -------------    --------------    -------------    --------------
                       TOTAL NONINTEREST INCOME        457,057           345,504        1,366,928         1,059,757
                                                 -------------    --------------    -------------    --------------
NONINTEREST EXPENSE
   Salaries                                            817,844           730,899        2,401,384         2,100,645
   Employee benefits                                   223,047           185,682          662,852           536,598
   Net occupancy                                       110,942           126,802          337,490           362,102
   Equipment                                           122,089           115,455          360,643           316,088
   Legal fees                                           33,391            41,045          168,524            90,503
   Directors fees                                       46,476            33,310          120,680           107,185
   Computer services                                   190,377           168,922          548,830           535,506
   Supplies                                             40,670            53,686          127,162           156,994
   Commissions, services and fees                       56,317            60,668          189,446           182,685
   Postage                                              32,902            23,670           83,724            81,127
   Advertising                                          56,670            64,930          155,394           170,257
   OREO & non-performing loan expenses-net               5,003               647            6,608             3,463
   Other                                               278,038           241,419          837,670           814,436
                                                 -------------    --------------    -------------    --------------
                     TOTAL NONINTEREST EXPENSES      2,013,766         1,847,135        6,000,407         5,457,589
                                                 -------------    --------------    -------------    --------------

                     INCOME BEFORE INCOME TAXES        665,424           717,617        1,967,280         2,001,849
PROVISION FOR INCOME TAXES                             234,978           233,826          692,632           641,219
                                                 -------------    --------------    -------------    --------------
                                     NET INCOME  $     430,446    $      483,791    $   1,274,648    $    1,360,630
                                                 =============    ==============    =============    ==============

INCOME PER SHARE
                     BASIC NET INCOME PER SHARE  $        0.28    $         0.33    $        0.84    $         0.92
                                                 =============    ==============    =============    ==============
                   DILUTED NET INCOME PER SHARE  $        0.28    $         0.31    $        0.83    $         0.88
                                                 =============    ==============    =============    ==============

   Dividends Per Share                           $        0.10    $         0.10    $        0.30    $         0.30
                                                 =============    ==============    =============    ==============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



Three months ended September 30, (Unaudited)                       2000                 1999
                                                              ----------------     ---------------
Net income                                                    $        430,446     $     483,791
Unrealized holding gains (losses) on securities:
       Unrealized holding gains (losses) arising during
        the period, net of taxes                                       249,068          (205,807)
                                                              ----------------     ---------------

Comprehensive income                                          $        679,514     $     277,984
                                                              ================     ===============

Nine months ended September 30, (Unaudited)                        2000                  1999
                                                              ----------------     ---------------

Net income                                                    $      1,274,648     $   1,360,630
Unrealized holding gains (losses) on securities:
       Unrealized holding gains (losses) arising during
        the period, net of taxes                                       218,074          (526,355)
                                                              ----------------     ---------------

Comprehensive income                                          $      1,492,722     $     834,275
                                                              ================     ===============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                          2000                1999
                                                                      --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $    1,274,648     $   1,360,630
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                      (76,614)           52,649
       Provision for loan losses                                             135,000            90,000
       Depreciation and amortization                                         282,819           287,591
       Loss on sale of foreclosed real estate                                     --             3,463
       Loans originated for sale                                                  --          (542,550)
       Proceeds from sales of loans held for sale                                 --           922,150
       Loss on disposals of bank premises and equipment                           --               546
       Increase in accrued interest receivable                              (355,908)         (198,626)
       Increase in other assets                                             (210,542)         (372,869)
       Increase in net deferred loan origination costs                      (190,675)         (770,597)
       (Decrease) increase in accrued expenses and other
           liabilities                                                       (46,270)          265,778
                                                                      --------------     -------------

           Net cash provided by operating activities                         812,458         1,098,165
                                                                      --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Available  for  sale  mortgage-backed securities:
       Proceeds from maturities and principal payments                     3,019,057         6,206,309
       Purchases                                                          (5,702,436)       (3,994,548)
Available for sale US Treasury and other investment securities:
       Proceeds from maturity                                              1,000,000         2,000,000
       Purchases                                                          (5,961,570)       (8,998,813)
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                     1,383,597         2,437,143
Purchase of Federal Home Loan Bank Stock                                    (289,800)         (537,600)
Net increase in loans                                                     (8,907,236)      (25,040,306)
Purchase of bank premises and equipment                                     (161,681)       (1,139,043)
Proceeds from sale of bank premises and equipment                                 --               169
Increase in cash surrender value of Bank owned
   life insurance                                                           (139,125)               --
                                                                      --------------     -------------
       Net cash used in investing activities                             (15,759,194)      (29,066,689)
                                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and
  demand deposits                                                          1,153,041         5,004,370
Net increase (decrease) in certificates of deposit                         5,336,335        (6,000,135)
Net increase in borrowings under Federal Home
  Loan  Bank advances                                                      3,685,000        28,964,000
Net increase in collateralized borrowings                                    130,700           242,739
Proceeds from exercise of stock options                                      217,460           118,206
Dividends paid on common stock                                              (451,479)         (423,341)
                                                                      --------------     --------------
       Net cash provided by financing activities                          10,071,057        27,905,839
                                                                      --------------     -------------
       Net decrease in cash and cash equivalents                          (4,875,679)          (62,685)

CASH AND CASH EQUIVALENTS, at beginning of period                         12,800,196         8,756,166
                                                                      --------------     -------------

CASH AND CASH EQUIVALENTS, at end of period                           $    7,924,517     $   8,693,481
                                                                      ==============     =============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:

       Interest on deposits and borrowings                            $    7,152,908     $   5,089,771
                                                                      ==============     =============
       Income taxes                                                   $      446,952     $     689,656
                                                                      ==============     =============
Net cash investing and financing activities:

       Transfer of loans to other real estate owned                   $      300,000     $          --
                                                                      ==============     =============
       Transfer of loans to repossessed assets                        $      104,595     $          --
                                                                      ==============     =============

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

    These financial statements reflect, in the opinion of Management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

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

    The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2000 and 1999. The 1999 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

    For the Three Months Ended September 30, 2000

                                                   Net                        Per Share
                                                  Income        Shares         Amount
                                                 --------      ---------      ---------
    Basic Net Income Per Share
      Income available to common shareholders    $430,446      1,514,931      $   .28

    Effect of Dilutive Securities
      Options Outstanding                              --             --

    Diluted Net Income Per Share
      Income available to common shareholders
                                                 --------      ---------      -------
      plus assumed conversions                   $430,446      1,514,931      $   .28
                                                 ========      =========      =======


    For the Three Months Ended September 30, 1999
                                                              Net                                       Per Share
                                                            Income               Shares                   Amount
                                                           --------            ---------                ---------
    Basic Net Income Per Share
      Income available to common shareholders              $483,791            1,484,934                $     .33

    Effect of Dilutive Securities
      Options Outstanding                                       --                65,462

    Diluted Net Income Per Share
      Income available to common shareholders
                                                           --------            ---------                ---------
      plus assumed conversions                             $483,791            1,550,396                $     .31
                                                           ========            =========                =========

    For the Nine Months Ended September 30, 2000
                                                              Net                                       Per Share
                                                            Income               Shares                   Amount
                                                           --------            ----------               ---------
    Basic Net Income Per Share
      Income available to common shareholders            $1,274,648            1,509,339                $    .84

    Effect of Dilutive Securities
      Options Outstanding                                       --                28,923

    Diluted Net Income Per Share
      Income available to common shareholders
                                                         ----------            ----------               ---------
      plus assumed conversions                           $1,274,648            1,538,262                $    .83
                                                         ==========            ==========               =========


    For the Nine Months Ended September 30, 1999

                                                            Net                                         Per Share
                                                          Income                 Shares                   Amount
                                                         --------              ----------               ---------

    Basic Net Income Per Share
      Income available to common shareholders           $1,360,630              1,483,554                $     .92

    Effect of Dilutive Securities
      Options Outstanding                                      --                  64,522

    Diluted Net Income Per Share
      Income available to common shareholders
                                                         ----------            ----------               ---------
      plus assumed conversions                           $1,360,630             1,548,076               $     .88
                                                         ==========            ==========               =========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                               Three Months Ended
                                                                                               September 30, 2000
                                                                                ---------------------------------------------------
                                                                                 Before-Tax        Tax (Expense)     Net-of-Tax
                                                                                   Amount             Benefit          Amount
                                                                                ---------------------------------------------------
Unrealized holding gains arising during the period                              $    407,976         $(158,908)      $  249,068
Less: reclassification adjustment for amounts recognized in net income                    --                --               --
                                                                                ------------         ----------      ----------

Unrealized holding gain on available for sale securities, net of taxes          $    407,976         $(158,908)      $  249,068
                                                                                ============         ==========      ==========

                                                                                                  September 30, 1999
                                                                                ---------------------------------------------------
                                                                                 Before-Tax          Tax (Expense)   Net-of-Tax
                                                                                   Amount               Benefit        Amount
                                                                                ---------------------------------------------------

Unrealized holding losses arising during the period                             $ (340,860)          $   135,053     $ (205,807)
Less: reclassification adjustment for amounts recognized in net income                  --                   --              --
                                                                                ----------           -----------     ----------
Unrealized holding loss on available for sale securities, net of taxes          $ (340,860)          $   135,053     $ (205,807)
                                                                                ==========           ===========     ==========

                                                                                                  Nine Months Ended
                                                                                                  September 30, 2000
                                                                                ---------------------------------------------------
                                                                                 Before-Tax          Tax (Expense)   Net-of-Tax
                                                                                   Amount               Benefit        Amount
                                                                                ---------------------------------------------------

Unrealized holding gains arising during the period                              $  368,775           $  (150,701)    $  218,074
Less: reclassification adjustment for amounts recognized in net income                  --                    --            --
                                                                                ----------           -----------     ----------
Unrealized holding gain on available for sale securities, net of taxes          $  368,775           $  (150,701)    $  218,074
                                                                                ==========           ===========     ==========

                                                                                                  September 30, 1999
                                                                                ---------------------------------------------------
                                                                                 Before-Tax          Tax (Expense)   Net-of-Tax
                                                                                   Amount               Benefit        Amount
                                                                                ---------------------------------------------------

Unrealized holding losses arising during the period                             $ (868,382)          $   342,027     $ (526,355)
Less: reclassification adjustment for amounts recognized in net income                  --                    --             --
                                                                                ----------           -----------     ----------
Unrealized holding loss on available for sale securities, net of taxes          $ (868,382)          $   342,027     $ (526,355)
                                                                                ==========           ===========     ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

First Litchfield Financial Corporation (the "Company") a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (OCC.) The First National Bank of Litchfield is the Company's only subsidiary and only source of income. The Bank has two subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of the Litchfield Mortgage Service Corporation is to act as a passive investment company in accordance with Connecticut law.

Both the Company and the Bank are headquartered in Litchfield, CT. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund (BIF), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has six banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust fiduciary services to individuals, nonprofit organizations and commercial customers.

As of September 30, 2000,  the Company had total assets of  $267,491,298,  which
was  an  increase  of   $11,517,508   or  4.5%  from  year-end  1999  assets  of
$255,973,790. The growth in assets was in the securities and loan portfolios.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of September 30, 2000 were $267,491,298 an increase of $11,517,508 or 4.5% from year-end 1999 assets of $255,973,790.

Cash and cash equivalents decreased by $4,875,679 or 38.1% during the first nine months of 2000. This decrease occurred during the first quarter of the year, and was the result of lower requirements for cash and liquid funds after providing for greater liquidity as part of the Bank's preparation for Year 2000 contingency planning at the end of 1999.

Growth in assets was experienced in both the loan and securities portfolios. Total securities as of September 30, 2000 aggregated $53,596,073, which is an increase of $6,706,740 or 14.3% from the year-end 1999 level. First and second quarter purchases of US Government Treasury securities and agency bonds were made in an effort to improve liquidity as well as to increase the yield on the portfolio. Net loans totaled $192,367,210 as of September 30, 2000, an increase of $8,558,316 or 4.7% over the balance at December 31, 1999. Growth was experienced in nearly all loan portfolios. The largest increase was in the residential and commercial mortgage portfolios, which increased $3,474,328 and $2,428,670 respectively from the year-end 1999 balances. Construction mortgages totaled $7,709,249, which is an increase of $619,008 or 8.7% over the year end balance. Commercial and installment loans increased by $519,711 or 6.4% and $1,328,255 or 4.0%, respectively. The increased loan demand continues to be the result of the strong local economy, the Bank's competitively priced loan products and the Bank's reputation for excellent customer service.

Total liabilities increased by $10,261,806 or 4.3% from December 31, 1999, of which 63.2% or $6,489,376 resulted from an increase in deposits. Deposits totaled $203,722,158 as of September 30, 2000 compared to the year-end 1999 balance of $197,232,782. Increases occurred in demand deposits and time certificates of deposit. Total demand deposits were $36,058,137 at September 30, 2000, an increase of $2,068,078 or 6.1% from the December 31, 1999 balance of $33,990,059. New accounts resulting from the consolidation of banks in the Corporation's market area is the cause of this increase.

Total time certificates of deposit increased by 6.7% and 6.4%, respectively, since year-end 1999. Other time certificates of deposit were $69,990,651 at September 30, 2000, an increase of $4,218,499, or 6.4% from the December 31, 1999 balance of $65,772,152. Shorter term time certificates of deposits offered at competitive rates caused the growth in these deposits. This increase offset slight decreases in money market and savings deposits.

As of September 30, 2000, Federal Home Loan Bank advances totaled $45,415,000 which was an increase of $3,685,000 or 8.8% from the year end balance of $41,730,000. This increase was used to supplement deposit growth to fund the growth of earning assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Summary

Net income for the third quarter of 2000 totaled $430,446 which is a decline of $53,345 or 11.0% from third quarter 1999 earnings of $483,791. Quarterly basic and fully diluted net income per share for 2000 were both $.28 compared to $.33 and $.31, respectively, for the same period in 1999.

Net Interest Income

Net interest income is comprised of the following for the three months ended September 30,

                                                2000           1999
                                             ----------     ----------

Interest and dividend income                 $4,799,306     $4,116,158
Tax-equivalent adjustments                       14,908          7,012
Interest expense                              2,532,173      1,866,910
                                             ----------     ----------

Net interest income - tax equivalent basis   $2,282,041     $2,256,260
                                             ==========     ==========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended September 30, 2000 and 1999. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three months ended September 30, 2000
                                       ------------------------------------------------
                                                             Interest
                                           Average            Earned/           Yield/
                                           Balance             Paid             Rate
                                       ---------------     ------------        -------
Assets
Interest Earning Assets:
Loans                                  $   191,752,000     $  3,868,659         8.07%
Investment Securities                       57,803,000          945,555         6.54%
Other interest earning assets                        0                0           N/A
                                       ---------------     ------------

Total interest earning assets              249,555,000        4,814,214         7.72%

Allowance for loan losses                     (996,000)
Cash and due from banks                      7,158,000
Bank premises and equipment                  2,938,000
Net unrealized gain/loss on
  securities                                  (997,000)
Foreclosed real estate                         302,000
Other assets                                 7,559,000
                                       ---------------

Total Average Assets                   $   265,519,000
                                       ===============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $    37,837,000     $    134,107         1.42%
Money Market deposits                       45,295,000          423,186         3.74%
Time deposits                               86,256,000        1,250,405         5.80%
Borrowed funds                              42,862,000          724,475         6.76%
                                       ---------------     ------------

Total interest bearing liabilities         212,250,000        2,532,173         4.77%

Demand deposits                             36,351,000
Other liabilities                              914,000
Shareholders' Equity                        16,004,000
                                       ---------------

Total liabilities and equity           $   265,519,000
                                       ===============

Net interest income - tax
  equivalent basis                                         $  2,282,041
                                                           ============
Net interest spread                                                             2.95%
Net interest margin                                                             3.66%


                                               Three months ended September 30,  1999
                                         ---------------------------------------------------
                                                                 Interest
                                              Average            Earned/           Yield/
                                              Balance             Paid              Rate
                                          ---------------      -----------         -------
Assets
Interest Earning Assets:
Loans                                     $   173,439,000      $  3,351,164          7.73%
Investment Securities                          50,999,000           771,800          6.05%
Other interest earning assets                      17,000               206          4.85%
                                          ---------------      ------------

Total interest earning assets                 224,455,000         4,123,170          7.35%

Allowance for loan losses                      (1,082,000)
Cash and due from banks                         7,011,000
Bank premises and equipment                     2,905,000
Net unrealized gain/loss on
  securities                                        3,000
Foreclosed real estate                                  0
Other assets                                    4,832,000
                                          ---------------

Total Average Assets                      $   238,124,000
                                          ===============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                          $    36,557,000      $    130,210          1.42%
Money Market deposits                          44,749,000           366,345          3.27%
Time deposits                                  79,214,000           968,352          4.89%
Borrowed funds                                 29,110,000           402,003          5.52%
                                          ---------------      ------------

Total interest bearing liabilities            189,630,000         1,866,910          3.94%

Demand deposits                                32,590,000
Other liabilities                               1,152,000
Shareholders' Equity                           14,752,000
                                          ---------------

Total liabilities and equity              $   238,124,000
                                          ===============

Net interest income - tax
  equivalent basis                                             $  2,256,260
                                                               ============
Net interest spread                                                                  3.41%
Net interest margin                                                                  4.02%

RATE/VOLUME ANALYSIS

                                                     Three months ended
                                                 9/30/00 Compared to 9/30/99
                                                  Increase (Decrease) Due to
                                            ------------------------------------
                                             Volume         Rate          Total
                                            --------       ------      ---------
Interest earned on:
Loans                                       $364,861     $ 152,634     $517,495
Investment securities                        108,156        65,599      173,755
Other interest income                           (103)         (103)        (206)
                                            ---------    ----------    --------
Total interest earning assets                472,914       218,130      691,044

Interest paid on:
Deposits                                      84,301       258,490      342,791
Borrowed money                               218,765       103,707      322,472
                                            ---------    ----------    --------
Total interest bearing liabilities           303,066       362,197      665,263

Increase (decrease) in net interest income  $169,848     $(144,067)    $ 25,781
                                            =========    ==========    ========

Of the $25,781 increase in the net interest income (on a tax equivalent basis), a decrease of $144,067 resulted from interest rate fluctuations during 2000 and an increase of $169,848 is attributed to increases in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the third quarter of 2000 increased $25,781 or 1.1% from third quarter of 1999. The increase in net interest income is due to the higher levels of earning assets over last year. Average earning assets for the third quarter of 2000 were $250 million which is an increase of $25 million from the average earning assets for the third quarter of 1999. Offsetting much of the increase resulting from the higher level of earning assets was a lower net interest margin experienced in 2000. The net interest margin for the third quarter of 2000 was 3.66%, 36 basis points lower than that for the same quarter of the previous year. The cause of the decline in the net interest margin continues to be due to funding costs increasing at a faster rate than interest on earning assets. Since the third quarter of 1999, funding costs rose 83 basis points from 3.94% to 4.77%. Earning assets yields however, rose only 37 basis points, from 7.35% to 7.72%. This is due to the higher balances of borrowed funds which may change frequently due to market conditions, and rate competition for deposits, while many fixed rate loan products do not reprice when market conditions change.

Provision for Loan Losses

The provision for loan losses for the third quarter of the year totaled $45,000, an increase of $15,000 from the third quarter of 1999. The increase was necessitated by the increase in net loan chargeoffs during 2000.

During the third quarter of 2000, the Company recorded net charge-offs of $61,825 compared to net charge-offs of $791 for the same period in 1999. The increase in net charge-offs relates primarily to increases in the consumer loan portfolio. Loans charged off during the third quarter of 2000 included net charge-offs of $29,134 in installment loans made through the indirect loan program. Also during the third quarter the Bank had net charge-offs of $24,108 and $8,583 in the mortgage and credit card portfolios.

Noninterest Income

Noninterest income totaled $457,057 for the quarter ended September 30, 2000, an increase of $111,553 or 32.3% from the $345,504 earned for the same period in 1999. Banking service charges and fees have increased by $36,482 or 29.5%. This increase was caused by increases in fees from overdrafts, ATMs and debit cards. Trust fees increased by $31,500 or 17.6% resulting from higher levels of trust assets and fee increases. Third quarter other noninterest income totaled $86,770, an increase of $43,571 from 1999. The increase was caused primarily by income relating to increases in the cash surrender value of bank owned life insurance. Also contributing to the increase in other noninterest income was increased safe deposit rental income.

Noninterest Expense

For the three months ended September 30, 2000, noninterest expense totaled $2,013,766, an increase of $166,631 or 9.0% from the same period of 1999. The primary cause of this increase was salary and benefits costs which increased by $124,310 due mostly to additional staffing as well as group insurance rate increases.

Costs for external computer services totaled $190,377 for the third quarter of 2000, which was an increase of $21,455 or 12.7% from the third quarter of 1999. This increase is due to increased costs for such services rendered during the quarter. Other noninterest expenses totaled $278,038, which was an increase of $36,619 due to increased costs for insurance, regulatory assessments, computer consulting, software and contributions. Costs for supplies, commissions, legal fees and advertising decreased for the third quarter of 2000.

Income Taxes

The provision for income taxes for the three month period ended September 30, 2000 totaled $234,978 which was similar to the provision of $233,826 from the same period in 1999. Although taxable income was higher for 1999, the historic renovation tax credit taken in 1999 resulted in a lower third quarter tax expense for 1999 as compared to the third quarter of 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Summary

Net income for the Company for the nine months ended September 30, 2000 totaled $1,274,648, a decrease of $85,982 or 6.3% from 1999 earnings of $1,360,630.
Basic and diluted net income per share for the nine month period were $.84 and $.83 per share respectively. These results are lower than the basic and diluted net income per share amounts of $.92 and $.88 per share respectively, reported for the first nine months of 1999.

Net Interest Income

Net interest income is comprised of the following for the nine months ended September 30,

                                                     2000             1999
                                                 -------------   --------------

 Interest and dividend income                    $  13,814,383   $  11,710,520
 Tax-equivalent adjustments                             46,660          17,238
 Interest expense                                    7,078,624       5,220,839
                                                 -------------   -------------

 Net interest income - tax equivalent basis      $   6,782,419   $   6,506,919
                                                 =============   =============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 2000 and 1999. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                              Nine months ended September 30, 2000
                                       -------------------------------------------------
                                                             Interest
                                           Average            Earned/           Yield/
                                           Balance             Paid              Rate
                                       ---------------     ------------         -------
Assets
Interest Earning Assets:
Loans                                  $   189,268,000     $ 11,207,907           7.90%
Investment Securities                       55,179,000        2,653,136           6.41%
Other interest earning assets                        0                0            N/A
                                       ---------------     ------------

Total interest earning assets              244,447,000       13,861,043           7.56%

Allowance for loan losses                     (994,000)
Cash and due from banks                      6,542,000
Bank premises and equipment                  2,962,000
Net unrealized gain/loss on
  securities                                (1,077,000)
Foreclosed real estate                         126,000
Other assets                                 7,461,000
                                       ---------------

Total Average Assets                   $   259,467,000
                                       ===============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                       $    36,441,000     $    388,798           1.42%
Money Market deposits                       44,689,000        1,206,331           3.60%
Time deposits                               85,594,000        3,511,810           5.47%
Borrowed funds                              40,734,000        1,971,685           6.45%
                                       ---------------     ------------

Total interest bearing liabilities         207,458,000        7,078,624           4.55%

Demand deposits                             35,483,000
Other liabilities                              990,000
Shareholders' Equity                        15,536,000
                                       ---------------

Total liabilities and equity           $   259,467,000
                                       ===============

Net interest income - tax
   equivalent basis                                        $  6,782,419
                                                           ============
Net interest spread                                                               3.01%
Net interest margin                                                               3.70%


                                               Nine months ended September 30,  1999
                                         ---------------------------------------------------
                                                                Interest
                                             Average            Earned/           Yield/
                                             Balance             Paid              Rate
                                         ---------------      -----------         ------
Assets
Interest Earning Assets:
Loans                                    $   164,035,000      $  9,387,141          7.63%
Investment Securities                         51,468,000         2,328,806          6.03%
Other interest earning assets                    330,000            11,811          4.77%
                                         ---------------      ------------

Total interest earning assets                215,833,000        11,727,758          7.24%

Allowance for loan losses                     (1,054,000)
Cash and due from banks                        5,943,000
Bank premises and equipment                    2,539,000
Net unrealized gain/loss on
  securities                                     (49,000)
Foreclosed real estate                                 0
Other assets                                   3,586,000
                                         ---------------

Total Average Assets                         226,798,000
                                         ===============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                         $    35,673,000      $    383,279          1.43%
Money Market deposits                         43,925,000         1,075,641          3.27%
Time deposits                                 80,418,000         2,982,810          4.95%
Borrowed funds                                19,280,000           779,109          5.39%
                                         ---------------      ------------

Total interest bearing liabilities           179,296,000         5,220,839          3.88%

Demand deposits                               32,142,000
Other liabilities                                702,000
Shareholders' Equity                          14,658,000
                                         ---------------

Total liabilities and equity             $   226,798,000
                                         ===============

Net interest income - tax
   equivalent basis                                           $  6,506,919
                                                              ============
Net interest spread                                                                 3.36%
Net interest margin                                                                 4.02%

RATE/VOLUME ANALYSIS

                                                        Nine months ended
                                                   9/30/00 Compared to 9/30/99
                                                    Increase (Decrease) Due to
                                            --------------------------------------------
                                             Volume           Rate              Total
                                            --------         ------          -----------
Interest earned on:
Loans                                      $1,484,962      $  335,804        $1,820,766
Investment securities                         173,543         150,787           324,330
Other interest income                          (5,906)         (5,905)          (11,811)
                                           ----------      ----------        ----------
Total interest earning assets               1,652,599         480,686         2,133,285

Interest paid on:
Deposits                                      191,756         473,453           665,209
Borrowed money                              1,012,572         180,004         1,192,576
                                           ----------      ----------        ----------
Total interest bearing liabilities          1,204,328         653,457         1,857,785

Increase in net interest income            $  448,271      $ (172,771)       $  275,500
                                           ==========      ===========       ==========

Of the $275,500 increase in the net interest income (on a tax equivalent basis), a decrease of $172,771 resulted from interest rate fluctuations during 2000 and an increase of $448,271 is attributed to increases in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the first six months of 2000 increased $275,500 or 4.2% from the same period in 1999. The increase in net interest income is due to the higher levels of earning assets over last year. Average earning assets for the nine months ended September 30, 2000 totaled $244 million which is an increase of $28 million from average earning assets of $216 million for the nine months ended September 30, 1999. The effect of the increased level of earning assets offset the negative effect of interest rate fluctuations during the year. The net interest margin was 3.70% for the first nine months of 2000. This margin has decreased 32 basis points from the 4.02% for the similar period of 1999. The higher interest rate environment experienced during 2000 has decreased the net interest margin by increasing funding costs, especially costs for borrowed money. The yield on earning assets is 32 basis points above that for the nine months ended September 30, 1999, while the cost of funds is 67 basis points higher. Intense rate competition with other institutions as well as fixed rate products have caused the yield on earning assets to increase at a much slower pace than increases in interest rates. On the other hand, the funding liabilities of the Company are now comprised of a significant amount of borrowed funds which adjust rapidly to interest rate changes. Deposit costs have also increased, though not as rapidly as the cost for borrowed funds. Deposit interest rate increases have been caused by intense rate competition for deposits locally as well as overall increases in the market rate environment.

Provision for Loan Losses

The provision for loan losses for the first nine months of the year totaled $135,000, an increase of $45,000 from the first nine months of 1999. Growth in net chargeoffs, particularly in the consumer installment loans, was the primary reason for the increased provision. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve.

During the first three quarters of 2000, the Company recorded net charge-offs of $133,031 compared to net charge-offs of $3,263 for the first three quarters of 1999. The increase in net charge-offs for the first nine months of 2000 was caused by credit losses in the mortgage loan portfolio and in the consumer loan portfolio, particularly in installment and credit card loans.

Noninterest Income

Year to date noninterest income for the nine months ended September 30, 2000 totaled $1,366,928, an increase of $307,171 or 29.0% from the $1,059,757 earned for the same period in 1999. Banking service charges and fees have increased by $109,859 or 31.3% due to increases in fees from overdrafts, ATMs and debit cards. Fees from trust services increased by $94,500 or 17.6%. Fee increases effective in 2000 as well as growth in trust assets have resulted in the additional income. Other noninterest income totaled $276,344, increasing $102,812 over income of $173,532 earned through September 30, 1999. Income from increases in the cash surrender value of bank-owned life insurance purchased in 1999 is the primary cause of this increase. This additional income has offset the decrease in income from lower levels of mutual fund sales. Income from the sale of mutual funds amounted to $68,689, which represented a decrease of $55,957 from the same period in 1999.

Noninterest Expense

For the nine months ended September 30, 2000, nine month noninterest expense totaled $6,000,407, an increase of 9.95% and $542,818 from the same period of 1999. Most of this increase is attributed to salary and benefits costs which increased by a total of $426,993 due to salary adjustments and additions to staff.

Legal fees for the first nine months of 2000 totaled $168,524 which is an increase of 86% from the first nine months of 1999. The increase in such fees resulted from services during the first and second quarters relating to the Company's filing of registration statements with the Securities and Exchange Commission to register its securities, and to fees associated with the Company's disclosure and reporting responsibilities as an SEC reporting company. In addition, legal fees relating to the Bank's collection efforts and to legal matters involving the Bank's trust function contributed to such increase. Equipment costs for the nine months ended September 30, 2000, resulting from the Bank's continued investment in technology, increased $44,555 or 14.1% from the same period in 1999. Offsetting some of these increases are decreases in costs for supplies, advertising and other net occupancy expenses.

Income Taxes

The provision for income taxes for the first nine months of 2000 totaled $692,632, an increase of $51,413 from the same period in 1999. Although taxable income for the first nine months of 2000 is lower than that for the same period in 1999, 1999 taxes incorporated an investment tax credit related to the renovation of the building housing the executive offices. This tax credit reduced income tax expense for 1999.

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

The Bank is a member of the Federal Home Loan Bank system which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, federal funds and the sale of mortgage loans in the secondary market are available to fund short-term cash needs.

As of September 30, 2000, the Company had $29,642,463 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At September 30, 2000, total shareholders' equity was $16,181,911 compared to $14,926,209 at December 31, 1999. From a regulatory perspective, the capital ratios of the Company and the Bank places each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of September 30, 2000.


                                      Minimum
                                     Regulatory
                                   Capital Levels    The Company     The Bank
                                   --------------    -----------     --------
TIER 1:

  Leverage capital ratio                 4%              6.26%         6.14%

  Risk-based capital ratio               4%              9.93%         9.89%

  Total risk-based capital ratio         8%             10.53%        10.50%


ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended September 30, 2000 and 1999 are shown below:

                                            Nine months ended September 30,
                                                 2000              1999
                                            -------------     ------------

Balance at beginning of the year            $   1,014,522     $  1,013,949
Provision for loan losses                         135,000           90,000
Loans charged off                                (206,023)          (6,126)
Recoveries of loans previously charged off         72,992            2,863
                                            -------------     ------------

Balance at end of period                    $   1,016,491     $  1,100,686
                                            =============     ============

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of September 30, 2000 and December 31, 1999.

                                           September 30, 2000      December 31, 1999
                                           ------------------      -----------------
Nonaccrual loans                           $          768,509      $       1,394,305

Other real estate owned                               300,000                    --
                                           ------------------      -----------------

Total nonperforming assets                 $        1,068,509      $       1,394,305
                                           ==================      =================

Loans past due in excess of 90 days and
  accruing interest                        $          142,331      $          33,441
                                           ==================      =================

Potential Problem Loans

As of September 30, 2000, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

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

Item 2.  Changes in Securities and Use of Proceeds - Not applicable

Item 3.  Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. Other Information

The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a passive investment company ("PIC") by financial institutions. The law permits financial institutions to contribute certain intangible investments, such as mortgage assets, to its PIC to achieve certain tax benefits. The law exempts PICs from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a PIC to a related financial institution. The First National Bank of Litchfield qualifies as a financial institution under the statute, and incorporated Litchfield Mortgage Service Corporation ("LMSC") to qualify as a PIC. LMSC was incorporated during the third quarter of 2000 and began operations during the fourth quarter of 2000. The Bank's operation of a PIC subsidiary is expected to reduce its Connecticut tax liability. LMSC is a wholly-owned subsidiary of The First National Bank of Litchfield.

Item 6. Exhibits and Reports on Form 8-K

        a.   Exhibits

             Exhibit 27 - Financial Data Schedule

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 13, 2000         FIRST LITCHFIELD FINANCIAL CORPORATION


                                   By:  /s/ Jerome J. Whalen
                                        ------------------------------------
                                         Jerome J. Whalen, President and
                                         Chief Executive Officer



Dated:  November 13, 2000          By: /s/ Carroll A. Pereira
                                       -------------------------------------
                                         Carroll A. Pereira, Treasurer
                                         (Principal Accounting Officer)