Form 10KSB
period 2000-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2001-04-02
CIK 840886

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB



(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                            OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                         Commission file number 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   06-1241321
   ---------------------------------                 --------------------
   (State or Other Jurisdiction                      (I.R.S. Employer
   of Incorporation or Organization)                 (Identification No.)

                      13 North Street, Litchfield, CT 06759
                      -------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code       (860) 567-8752
                                                         --------------


          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class Name of Each Exchange on Which Registered


Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)


         Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]     No  [   ]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.     $ 20,554,407
                                                             ------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $15,482,135

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
          March 9, 2001 -  1,590,465
                           ---------

         Transitional Small Business Disclosure Format (check one):
         Yes     [  ]       No   [ X ]


                                TABLE OF CONTENTS

PART I

   ITEM 1 - DESCRIPTION OF BUSINESS                                           1
   ITEM 2 - DESCRIPTION OF PROPERTY                                          14
   ITEM 3 - LEGAL PROCEEDINGS                                                15
   ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                15

PART II

   ITEM 5 - MARKET FOR COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS                              16
   ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS                             19
   ITEM 7 - FINANCIAL STATEMENTS                                             28
   ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE                                     29

PART III

   ITEM 9 -   DIRECTORS AND EXECUTIVE OFFICERS                               29
   ITEM 10 - EXECUTIVE COMPENSATION                                          30
   ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  34
   ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  35
   ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K                                35


SIGNATURES                                                                   39
----------


                   Documents incorporated by reference. (None)

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business of the Company

First Litchfield Financial Corporation, a Delaware corporation (the "Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was formed in 1988 and has one banking subsidiary, The First National Bank of Litchfield (the "Bank"), a national banking association organized under the laws of the United States. The Bank and its predecessors have been in existence since 1814. The principal executive office of the Company is located at 13 North Street, Litchfield, CT 06759, and the telephone number is
(860) 567-8752. The Company owns all of the outstanding shares of the Bank. The Bank has two subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law.

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

The Bank introduces new products and services as permitted by the regulatory authorities or desired by the public. In 1996, the Bank opened a supermarket branch in Price Chopper in Torrington, Connecticut which is open seven (7) days a week, with extended hours and features a 24 hour automated teller machine. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet ( The Bank also offers PC banking and bill paying via the Internet at its Website.

Competition

In Connecticut generally, and in the Bank's primary service area specifically, there is intense competition in the commercial banking industry. The Bank's market area consists principally of towns located in Litchfield County, although the Bank also competes with other financial institutions in surrounding counties in Connecticut in obtaining deposits and providing many types of financial services. The Bank competes with larger regional banks for the business of companies located in the Bank's market area. The Bank also competes with savings
and  loan  associations,   credit  unions,  finance  companies,   personal
loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Bank. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

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

Loan Portfolio
--------------

The Bank's loan portfolio at December 31, 2000- 1996 was comprised of the following categories based upon the nature of collateral:

                                               (Dollar Amounts in Thousands)
                                                       December 31,
                               ------------------------------------------------------------
                                 2000         1999         1998         1997         1996
                               --------     --------     --------     --------     --------
Commercial, Financial          $  8,136     $  8,064     $  4,804     $  5,680     $  5,055

Real Estate
              Construction        5,427        7,090        5,716        2,229        4,159
              Residential       119,215      115,392      112,859      105,489       96,441
              Commercial         25,437       19,822       16,555       17,326       14,982

Installment                      32,275       33,115       12,413       11,058        8,936

Others                              476          123           91           65          203
                               --------     --------     --------     --------     --------

              Total Loans      $190,966     $183,606     $152,438     $141,847     $129,776
                               ========     ========     ========     ========     ========

The following table reflects the maturity and sensitivities of the Bank's loan portfolio at December 31, 2000.

                                          (Dollar Amounts in Thousands)
                                             After one
                                 One Year  year through   Due after       Total
                                  or less   five years    five years      loans
                                 --------     --------     --------     --------
Commercial, Financial            $  4,408     $  1,999     $  1,729     $  8,136

Real Estate
         Construction               4,924          503           --        5,427
         Residential               18,348       15,176       85,691      119,215
         Commercial                 3,694        5,443       16,300       25,437

Installment                         8,218       15,185        8,872       32,275

Others                                476           --           --          476
                                 --------     --------     --------     --------

         Total Loans             $ 40,068     $ 38,306     $112,592     $190,966
                                 ========     ========     ========     ========

At  December  31, 2000 loans  maturing  after one year  included  approximately:
$112,242,000 in fixed rate loans; and $38,656,000 in variable rate loans.

Investment Securities

The primary objectives of the Bank's investment policy are to provide a stable source of interest income, to provide adequate liquidity necessary to meet short and long-term changes in the mix of its assets and liabilities, to provide a means to achieve goals set forth in the Bank's interest rate risk policy and to provide a balance of quality and diversification to its assets. The available for sale portion of the investment portfolio is expected to provide funds when demand for acceptable loans increases and is expected to absorb funds when loan demand decreases.

At December 31, 2000 the Bank's investment portfolio was $49,348,551 or 19% of total assets. There were no federal funds sold as of December 31, 2000.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2000 and 1999.

                                         (Dollar Amounts in Thousands)
                                     2000                             1999
                         ----------------------------     --------------------------
                           Amortized         Fair          Amortized       Fair
                             Cost            Value           Cost          Value
                         -------------     ----------     -----------    -----------
Available-for-sale       $      48,352     $   48,365     $    43,771    $    42,700
Held-to-maturity                   983            989           4,189          4,148
                         -------------     ----------     -----------    -----------
                         $      49,335     $   49,354     $    47,960    $    46,848
                         =============     ==========     ===========    ===========

The following tables present the maturity distribution of investment securities at December 31, 2000, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

Held-to-maturity
                          (Dollar Amounts in Thousands)

                                            Over One    Over Five                                             Weighted
                               One Year     Through      Through       Over Ten         No                    Average
                               Or Less    Five Years    Ten Years        Years       Maturity       Total       Yield
                              ----------   ----------   ----------    ----------    ---------     --------    ---------
U.S. Treasury and other U.S.
   Agencies and Corporations       ---         ---           ---             ---           ---         ---          ---
Mortgage-Backed Securities    $    145    $    322      $     495      $       21          ---     $   983         6.45%
                              --------    --------      --------       ----------    ---------     -------    ---------
Total                         $    145    $    322      $     495      $       21          ---     $   983         6.45%
                              ========    ========      ==========     ==========    =========     =======    =========


Weighted Average Yield            7.75%       7.04%          5.72%           5.33%         ---       6.45%           ---
                              ==========  ===========   ==========    ==========     =========      =======   ==========


Available-for-sale(1)
                                             Over One    Over Five                                             Weighted
                                One Year      Through      Through      Over Ten        No                     Average
                                 Or Less   Five Years    Ten Years         Years     Maturity        Total        Yield
                              ----------   ----------   ----------    ----------    ---------     --------   ----------
U.S. Treasury and other U.S.
   Agencies and Corporations  $    5,000  $    16,464   $    6,000           ---          ---     $ 27,464        6.31%
Mortgage-Backed Securities         4,943       14,677          120    $    1,148          ---       20,888        5.06%
Other                                ---          ---          ---           ---          ---          ---          ---
                              ----------  -----------   ----------    ----------    ---------     --------   ----------
Total                         $    9,943  $    31,141   $    6,120    $    1,148          ---     $ 48,352        5.77%
                              ==========  ===========   ==========    ==========    =========     ========   ==========

Weighted Average Yield             6.17%        5.57%        6.33%         4.63%          ---        5.77%          ---
                              ==========  ===========   ==========    ==========    =========     ========   ==========

Total Portfolio               $   10,088  $    31,463   $    6,615    $    1,169          ---     $ 49,335        5.78%
                              ==========  ===========   ==========    ==========    =========     ========   ==========

Total Weighted Average
   Yield                           6.20%        5.58%        6.29%         4.64%          ---        5.78%          ---
                              ==========  ===========   ==========    ==========    =========     ========   ==========

(1) Dollars shown at amortized cost amounts

Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2000, 1999 and 1998.

                                                2000                          1999                           1998
                                 -----------------------------   ----------------------------  ----------------------------
                                        Average        Average        Average         Average        Average        Average
                                        Balance           Rate        Balance            Rate        Balance           Rate
                                 ------------------------------------------------------------------------------------------
Non-interest bearing
   demand deposits               $       35,849            ---   $     32,627             ---  $      27,504            ---

Money market deposits                    44,260          3.66%         43,876           3.29%         41,316          3.37%

Savings deposits                         36,797          1.42%         35,771           1.43%         31,662          1.43%

Time deposits                            86,944          5.60%         80,622           4.97%         89,059          5.60%
                                 ------------------------------------------------------------------------------------------

              Total deposits     $      203,850          3.44%   $    192,896           3.09%  $     189,541          3.60%
                                 ==========================================================================================


Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2000 are scheduled to mature as follows:

                        (Dollar Amounts in Thousands)
                        -----------------------------
               Three months or less               $     8,961

               Over three, through six months           4,798

               Over six, through twelve months          3,910

               Over twelve months                       3,482
                                                     --------

               Total                               $   21,151
                                                   ==========


Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past three years:

                                                                          Years ended December 31,
                                                                  ----------------------------------------
                                                                   2000             1999              1998
                                                                   ----             ----              ----
Return on average total
assets (net income divided by average total assets)                .69%               .75%              .74%

Return on average shareholders' equity (net
income divided by average shareholders' equity)                  11.40              11.92             11.25

Equity to assets (average  shareholders' equity as a
percent of average total assets)                                  6.06               6.36              6.56

Dividend Payout ratios                                           34.15              32.81             35.40

                                      -6-

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

                                                  (Dollar Amounts in Thousands)
                                                       As of December 31, 2000
                                                          Repriced Within
                                       ----------------------------------------------------
                                        Under 3        4 to 12         1 to 5        Over 5
                                        Months         Months          Years         Years
                                       --------       --------       --------      --------
Securities available-for-sale          $ 12,478       $ 11,139       $ 18,685      $  6,050
Securities held-to-maturity                  35            268            177           503
Loan Portfolio                           34,938         37,688         51,555        66,785
Other                                        --             --             --         2,472
                                       --------       --------       --------      --------
Total interest earning assets            47,451         49,095         70,417        75,810

Interest-bearing liabilities
  Money Market                           12,953             --             --        31,615
   Savings                                   --             --             --        40,827
   Time                                  29,506         38,940         26,672            --
                                       --------       --------       --------      --------
Total interest-bearing deposits          42,459         38,940         26,672        72,442

Borrowed funds                           18,000         10,000             --            --
Collateralized borrowings                   974             --             --            --
                                       --------       --------       --------      --------
Total interest-bearing liabilities       61,433         48,940         26,672        72,442

Periodic gap                           $(13,982)      $    155       $ 43,745      $  3,368
                                       ========       ========       ========      ========

Cumulative gap                         $(13,982)      $(13,827)      $ 29,918      $ 33,286
                                       ========       ========       ========      ========

Cumulative gap as a percentage of
   total earning assets                   (5.76%)        (5.70%)        12.32%        13.71%
                                       ========       ========       ========      ========


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

General

As a bank holding company, the Company is subject to the BHC Act. The Company reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the Company's subsidiaries, which include the Bank.

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

Capital Standards

The FRB, OCC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off- balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

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

The following table presents the capital ratios for the Company and the Bank as of December 31, 2000:

                                                                              Minimum
                                     The Company's         The Bank's        Regulatory
                                         Ratio               Ratio          Capital Level
                                         -----               -----          -------------
RISK-BASED CAPITAL RATIO:

               Total Capital.....        10.78%              10.71%               8%

               Tier 1 Capital....        10.20%              10.13%               4%

TIER 1 LEVERAGE CAPITAL RATIO:            6.39%               6.37%               4%

Prompt Corrective Action and Other Enforcement Mechanisms

Each federal banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five (5) categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within ninety (90) days or obtain the concurrence of the FDIC in another form of action.

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

Safety and Soundness Standards

The federal banking agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4)
interest rate exposure;  (5) asset growth; (6) compensation,  fees and benefits;
(7) asset quality and earnings; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency.

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

As a rule, the individual entities within a financial holding company structure will be regulated according to the type of services provided, which is referred to as functional regulation. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries will have to deal with several regulatory agencies (e.g., appropriate banking agency, SEC, state insurance commissioner). A financial holding company that is itself an insurance provider will be subject to FRB oversight, as well as to regulation by the appropriate state insurance commissioner. Broker/dealer and insurance firms electing to become financial holding companies will be subject to FRB regulation. In addition to permitting financial services providers to enter new lines of business, the new law gives firms the freedom to streamline existing operations and potentially reduce costs.

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

Employees

The Company, the Bank and its subsidiaries employ eighty (80) full-time employees and nine (9) part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

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

During the year ended December 31, 2000, the net rental expenses paid by the Bank for all of its office properties was approximately $88,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank, but does not include Other Real Estate Owned.





                                                                    Owned                   Lease
     Location                          Address                      Leased               Expiration
     --------                          ------                       ------               ----------
Main Office                         13 North Street              Owned since 1816
                                    Litchfield, CT

Marble Dale                         Route 202                    Leased                 2005 with one
                                    Marble Dale, CT                                     3 year extension

Washington Depot                    Bryan Plaza                  Owned since 1959
                                    Washington Depot, CT

Goshen                              Routes 4 & 63                Owned since 1989
                                    Goshen, CT

Roxbury                             Route 67                     Leased                 2004 with one 5 year
                                    Roxbury, CT                                         extension

Torrington                          990 Torringford Street       Leased                 2001 with two 5 year
                                    Torrington, CT                                      extensions

Trust Department                    40 West Street               Owned since 1996
                                    Old Borough Firehouse
                                    Litchfield, CT

Accounting                          15 Meadow Street             Leased                 2005
Department                          Litchfield, CT


ITEM 3.    LEGAL PROCEEDINGS

The Company is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL. As of March 3, 2001, there were 1,590,465 shares issued and outstanding which were held by approximately 429 shareholders. The following information, provided by Fahnestock and Co. sets forth transactions in the Company's Common Stock as of the end of the most recently completed fiscal quarter of the current fiscal year and of each quarter of the two most recently completed fiscal years:

         1998
                                                                High / Low
                                                                ----------
                  First Quarter.................            $18.00     $16.10
                  Second Quarter................             18.00      16.30
                  Third Quarter.................             20.00      19.00
                  Fourth Quarter................             18.50      18.50

         1999                                                   High / Low
                                                                ----------
                  First Quarter.................            $19.25     $18.75
                  Second Quarter................             20.25      19.50
                  Third Quarter.................             20.00      19.25
                  Fourth Quarter................             19.75      17.00

         2000                                                    High / Low
                                                                ----------
                  First Quarter.................            $18.00     $16.00
                  Second Quarter................             15.25      13.00
                  Third Quarter.................             11.75      11.25
                          Fourth Quarter........             11.13       9.50



In January 2001, the Company's Board of Directors approved a 50,000 share Common Stock buyback program. As part of this program, the Company has not redeemed any outstanding Common Stock as of March 27, 2001. The previous program approved in January 1999 expired in January 2000 and was not renewed.

Dividends

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 1998, the Company declared annual cash dividends of $.40 per share. In addition, during 1998, the Company declared annual stock dividends of 155.00%. During 1999 and 2000, the Company declared cash dividends of .40 cents per share and stock dividends of 5.00%.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 2000, approximately $3,527,000, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

                      SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Registration Statement. The selected balance sheet and income statement data as of and for the years ended December 31, 2000 and 1999, are derived from, and are qualified by reference to the audited consolidated financial statements of the Company appearing elsewhere in this Registration Statement. The balance sheet and income statement data as of and for the years ended December 31, 1998, 1997, and 1996, are derived from audited consolidated financial statements of the Company not included herein.

                                                              At or For the Year Ended December 31,
                                         --------------------------------------------------------------------------
                                              2000           1999           1998           1997            1996
                                         ------------   -------------   ------------   ------------    ------------
Income Statement Data
Interest Income                           $18,679,707     $16,057,243    $14,884,143    $13,921,944     $12,082,097
Interest Expense                            9,659,057       7,332,539      7,114,181      6,719,113       5,403,379
Net Interest Income                         9,020,650       8,724,704      7,769,962      7,202,831       6,678,718
Other Income                                1,874,700       1,389,362      1,409,302      1,338,035       1,115,018
Noninterest Expense                         8,092,630       7,428,330      6,550,248      5,875,583       5,321,259
Income before income taxes                  2,622,720       2,565,736      2,509,016      2,565,583       2,372,477
Income Taxes                                  820,077         810,311        972,717      1,009,249         881,243
Net Income                                  1,802,643       1,755,425      1,536,299      1,556,034       1,491,234

Balance Sheet Data
Total Loans                               190,966,246     183,606,128    152,438,033    141,846,741     129,775,725
Allowance for Loan Losses                     971,891       1,014,522      1,013,949        970,840         998,238
Total Investment Securities                49,348,551      46,889,333     48,315,612     47,997,248      40,786,611
Total Assets                              264,827,542     255,973,790    215,337,558    202,115,632     180,521,512
Total Deposits                            217,279,356     197,232,782    194,941,472    183,673,260     165,300,656
Total Borrowings                           28,973,986      42,560,227      5,270,268      4,245,000       2,350,000
Total Liabilities                         247,807,784     241,047,581    201,026,182    188,648,066     168,239,044
Shareholders' Equity                       17,019,758      14,926,209     14,311,376     13,467,566      12,282,468


Selected Ratios and
Per Share Data

Return on Average Assets                         .69%             .75%           .74%           .81%            .90%
Return on Average Equity                       11.40%           11.92%         11.25%         12.21%          12.66%
Basic Net Income Per Share (1)                $ 1.14           $ 1.13         $  .99        $  1.00           $ .96
Diluted Net Income Per Share (1)                1.11             1.08            .94            .97             .94
Price Per Share                                11.76            17.75          18.50          14.40           13.00
Book Value per Share                           10.70            10.05           9.70           9.11            8.31
Dividends Declared:
    Cash                                      $  .40           $  .40         $  .40         $  .38           $ .33
    Stock                                       5.00%            5.00%       155.00%           5.00%           5.00%
Cash Dividend Yield                             3.40%            2.25%         2.16%           2.64%           2.54%

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of financial condition and results of operations of the Company on a consolidated basis for the two years ended December 31, 2000 and 1999. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

Total assets as of December 31, 2000 were $264,827,542, an increase of $8,853,752 or 3.5% from year end 1999 total assets of $255,973,790.

The growth in assets was due primarily to increases in the loan portfolio which increased to $191,427,588 as of December 31, 2000. Such growth represented an increase of 4.1% or $7,618,694 from total loans of $183,808,894 at December 31, 1999. The loan growth was primarily in the residential and commercial mortgage portfolios which increased by $3,822,274 and $5,615,219 respectively. The growth in these portfolios is attributed by management to competitively priced products and outstanding service.

The Company's securities portfolio as of December 31, 2000 totaled $49,348,551. The portfolio increased by 5.2% or $2,459,218 from December 31, 1999. Within the portfolio, held to maturity securities decreased by 76.5%, or $3,206,128 reflecting both the amortization and principal payments of mortgage-backed securities. The available for sale portion of the securities portfolio totaled $48,365,828 which was an increase of 13.3% over the prior year's balance of $42,700,482. The growth was funded primarily from the reinvestment of amortizing balances in the held to maturity portion of the portfolio as well as the investment of deposit growth.

Cash and cash equivalents totaled $10,897,885 as of December 31, 2000 decreasing 14.9% compared to the balance of $12,800,196 as of December 31, 1999. The decrease was the result of lower needs for cash and liquid funds without concerns for year 2000 issues.

Net premises and equipment totaled $2,823,307 as of the year end 2000 which was a decrease of 6.5% or $194,669 from the year end 1999 balance. This decrease was the net result of depreciation and amortization of bank premises and equipment totaling $378,159 compared to additions of bank premises and equipment totaling $183,490.

Other assets increased by 5.5% or $301,469 to $5,743,197 as of December 31, 2000. The majority of the increase relates to the increase during the year of the cash surrender value of bank-owned life insurance policies. Such policies are expected to provide the Company with tax deferred appreciation and are used in conjunction with the Company's long-term incentive compensation plan for employees and directors. Additionally, growth in other assets was caused by increases in prepaid and deferred benefit expenses.

Total liabilities were $247,807,784 as of December 31, 2000, an increase of $6,760,203 or 2.8% from the December 31, 1999 balance of $241,047,581.

Deposits as of December 31, 2000 were $217,279,356, an increase of $20,046,574 or 10.2%. Growth in deposits was experienced in the demand, savings and time certificates of deposit products. Noninterest bearing demand deposits increased by 8.2% or $2,776,148. Growth in demand deposits was due to the consolidation of local competitor banks. Savings deposits increased to $40,827,383, an increase of $4,270,684 or 11.7% from December 31, 1999. Time certificates of deposit, both those over $100,000 and under $100,000, totaled $95,117,735, an increase of $12,542,719 or 15.2%. Both the growth in savings and in time certificates of deposits are attributed to be the result of consumer uncertainty regarding the economy and the stock market, as well as competitive interest rates offered on those deposits.

Federal Home Loan Bank advances totaled $28,000,000 as of December 31, 2000. The aforementioned deposit growth replaced these advances resulting in a decrease in Federal Home Loan Bank advances of $13,730,000 or 32.9% from the December 31, 1999 balance of $41,730,000.

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

Net income for the year ended December 31, 2000, was $1,802,643, which was an increase of $47,218 or 2.7% compared to 1999 net income of $1,755,425. Diluted net income per share amounted to $1.11 increasing from $1.08 per share in 1999. Basic net income per share was $1.14 which is an increase of $.01 from 1999. The improved earnings are primarily due to the increase in net interest income which resulted from the growth in earning assets as well as growth in noninterest income.

Net Interest Income

Net interest income for the year ended December 31, 2000 totaled $9,020,650, an increase of $295,946 or 3.4% from the 1999 total of $8,724,704. The growth is primarily attributable to the growth in average earning assets which increased 11.5% from $220,506,000 to $245,866,000. The asset growth was in both the loan and securities portfolios. As shown below, the net interest margin decreased to 3.69% compared to the 3.97% margin for the year of 1999. The decline in the net interest margin is due to interest costs for deposits and borrowed money increasing more than interest income on loans and investments.


                                                   2000                1999
                                               ------------        ------------
Interest and dividend income                   $18,679,707         $16,057,243
Tax-equivalent adjustment                           60,896              30,512
Interest expense                                (9,659,057)         (7,332,539)
                                               -----------         ------------
Net interest income                            $ 9,081,546         $ 8,755,216
                                               ===========         ===========


The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2000 and 1999. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.



                                  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                   2000                                     1999
                                                --------------------------------------    -----------------------------------
                                                                 Interest                                  Interest
                                                  Average         Earned/      Yield/        Average        Earned/    Yield
                                                  Balance           Paid        Rate         Balance          Paid      Rate
                                                  -------           ----        ----         -------          ----      ----
               ASSETS
               Interest Earning Assets:
               Loans receivable                 $190,817,000     $15,190,292     7.96%    $168,656,000    $12,966,641   7.69%
               Securities                         55,014,000       3,547,251     6.45       51,439,000      3,103,625   6.03
               Federal funds sold                     35,000           3,060     8.74          411,000         17,489   4.26
                                                ------------     -----------              ------------    -----------
               Total interest earning
                  assets                         245,866,000      18,740,603    7.62       220,506,000     16,087,755   7.30

               Allowance for loan losses            (999,000)                               (1,058,000)
               Cash & due from banks               6,698,000                                 7,397,000
               Bank premises and
                 equipment                         2,940,000                                 2,661,000
               Net unrealized loss on
                  securities                        (944,000)                                 (526,000)
               Foreclosed real estate                170,000                                       ---
               Other assets                        7,431,000                                 4,451,000
                                                ------------                              ------------

               Total Average Assets             $261,162,000                              $233,431,000
                                                ============                              ============


               LIABILITIES AND
               SHAREHOLDERS' EQUITY

               Interest Bearing Liabilities:
               Savings deposits                 $  36,797,000     $   523,527     1.42%   $  35,771,000   $    512,773    1.43%
               Money market deposits               44,260,000       1,618,648     3.66       43,876,000      1,442,674    3.29
               Time deposits                       86,944,000       4,869,600     5.60       80,622,000      4,010,160    4.97
               Borrowed funds                      40,550,000       2,647,282     6.53       24,944,000      1,366,932    5.48
                                                  -----------      ----------              ------------   ------------

               Total interest bearing
                  liabilities                     208,551,000       9,659,057     4.63      185,213,000      7,332,539    3.96
               Demand deposits                     35,849,000                                32,627,000
               Other liabilities                      947,000                                   859,000
               Shareholders' Equity                15,815,000                                14,732,000
                                                  -----------                                ----------

               Total Liabilities and
                  Equity                         $261,162,000                              $233,431,000
                                                 ============                              ============

               Net Interest Income                                $ 9,081,546                             $  8,755,216
                                                                  ===========                             =============
               Net interest spread                                                 2.99%                                  3.34%
                                                                                  ======                                  =====
               Net interest margin                                                 3.69%                                  3.97%
                                                                                  ======                                  =====

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2000 when compared to the year ended December 31, 1999 in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                                                         2000 Compared to 1999
                                                                         ---------------------
                                                                       Increase (Decrease) Due to
                                                                       --------------------------

                                                               Volume           Rate               Total
                                                            -----------     -----------         ----------
               Interest earned on:
               Loans                                        $ 1,751,338     $   472,313         $2,223,651
               Investment Securities                            223,152         220,474            443,626
               Other Interest Income                            (23,838)          9,409            (14,429)
                                                            -----------     -----------         ----------
               Total interest earning assets                  1,950,652         702,196          2,652,848

               Interest paid on:
               Deposits                                         297,737         748,431          1,046,168
               Borrowed money                                   980,511         299,839          1,280,350
                                                            -----------     -----------         ----------
              Total interest bearing liabilities              1,278,248       1,048,270          2,326,518
                                                            -----------     -----------         ----------

               Increase in net interest income              $   672,404     $  (346,074)        $  326,330
                                                            ===========     ===========         ==========

Of the $326,330 increase in the net interest income, a decrease of $346,074 resulted from increases in interest rates earned or paid during 2000 and an increase of $672,404 is attributed to increases in the volume of average interest earning assets and interest bearing liabilities.

Noninterest Income

Noninterest income for 2000 totaled $1,874,700 increasing $485,338 or 34.9% from 1999 noninterest income of $1,389,362. Income from banking service charges and fees increased by $173,537. This increase is the result of changes in the fee schedules for deposit and related products. Fees from trust services increased by $95,961 or 13.4% resulting from higher levels of trust assets and fee increases. The increase in other noninterest income is due to income attributable to the increase in the cash surrender value of bank owned life insurance which was purchased in December 1999.

Noninterest Expense

Noninterest expense totaled $8,092,630 increasing $664,300 or 8.9% from 1999 noninterest expense of $7,428,330. The increase can be attributed to annual salary and benefits adjustments. Additionally, the Bank experienced increases in consulting and legal fees.

Non-accrual, Past Due and Restructured Loans, and Other Real Estate Owned

The Bank's non-accrual loans, other real estate owned and loans past due in excess of ninety days and accruing interest at December 31, 1996 through 2000 are presented below.

                                                                                December 31,
                                                 -----------------------------------------------------------------------------
                                                    2000            1999             1998              1997             1996
                                                 ----------      ----------       ----------        ----------       ----------
               Nonaccrual loans                  $  781,170      $1,076,417       $1,168,159        $1,325,896       $2,034,409
               Other real estate owned              300,000             ---              ---            60,000           60,000
                                                 ----------      ----------       ----------        ----------       ----------
               Total non-performing assets       $1,081,170      $1,076,417       $1,168,159        $1,385,896       $2,094,409
                                                 ==========      ==========       ==========        ==========       ==========

               Loans past due in excess of
                 ninety days and accruing
                 interest                        $      ---    $     33,441       $      14,239     $      454      $   117,631
                                                 ==========    ============       =============     ==========      ===========


The accrual of interest income is generally discontinued when a loan becomes ninety (90) days past due as to principal or interest, or when, in the judgment of management, collectibility of the loan or loan interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payments are received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued when the value of the loan's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan and the loan is in the process of collection. A non-accrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as reduction of interest rates or deferral of interest or principal payments, due to the borrower's financial condition. OREO is comprised of properties acquired through foreclosure proceedings and acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value through a direct charge against the allowance for loan losses, which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of income.

Restructured loans on nonaccrual status are included in the table above. As of December 31, 2000 restructured loans totaling $127,000 were performing in accordance with the terms of the restructure and were restored to accrual status and therefore not included above.

Had the non-accrual loans performed in accordance with their original terms, gross interest income for the year ended December 31, 2000 would have increased by approximately $73,000 compared to approximately $82,000 for the twelve months ended December 31, 1999.

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

The Bank considers all non-accrual loans, other loans past due ninety (90) days or more and restructured loans to be impaired. A loan is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, impairments is measured using (1) the present value of expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. When a loan has been deemed to have an impairment, a valuation allowance is established for the amount of impairment.

The Bank makes provisions for loan losses on a quarterly basis as determined by a continuing assessment of the adequacy of the allowance for loan losses. The Bank performs an ongoing review of loans in accordance with an individual loan rating system to determine the required allowance for loan losses at any given date. The review of loans is performed to estimate potential exposure to losses. Management's judgment in determining the adequacy of the allowance is based on an evaluation of the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of impaired loans, and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

The following table summarizes the Bank's OREO, past due and non-accrual loans, and non-performing assets as of December 31, 2000, 1999 and 1998.


                                                                                                    December 31,
                                                                                --------------------------------------------------
                                                                                   2000               1999                 1998
                                                                                ----------         -----------         -----------
    Nonaccrual loans                                                            $   781,170         $ 1,076,417         $ 1,168,159
    Other real estate owned                                                         300,000                 ---                 ---
                                                                                -----------         -----------         -----------
    Total non-performing assets                                                 $ 1,081,170         $ 1,076,417         $ 1,168,159
                                                                                ===========         ===========         ===========

    Loans past due in excess of ninety (90) days and
       accruing interest                                                        $       ---         $    33,441         $    14,239
                                                                                ===========         ============        ===========



    Ratio of non-performing assets to total loans and OREO                            .57%                .59%                .77%
    Ratio of non-performing assets and loans past due in excess
      of ninety (90) days accruing interest to total loans and OREO                   .57%                .60%                .78%
    Ratio of allowance for loan losses to total loans                                 .51%                .55%                .67%
    Ratio of allowance for loan losses to non-performing assets and
      loans in excess of ninety days past due and accruing interest                 89.89%              91.41%              85.75%
    Ratio of non-performing assets and loans in excess of ninety
      days to past due and accruing interest to total shareholders' equity           6.35%               7.44%               8.26%


Total non-performing assets increased slightly by $4,753, or .4% to $1,081,170 at December 31, 2000 from $1,076,417 at December 31, 1999, which is consistent with the minimal increase in total loans. At December 31, 2000, there were no loans past due in excess of ninety days and accruing interest compared to a balance of $33,441 at December 31, 1999.

Total non-performing assets represented .6% of total loans and other real estate owned at December 31, 2000 and December 31, 1999. While the allowance for loan losses decreased to .5% of total loans at December 31, 2000 from .6% for the year ended December 31, 1999, the allowance for loan losses provided coverage for 124.4% of non-accrual loans at December 31, 2000, as compared to 94.3% at December 31, 1999.

Potential Problem Loans

As of December 31, 2000, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 1996 through 2000. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.

                                                   (Dollar Amounts in Thousands)
                                                             December 31,
                                       -------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                       ------      ------      ------      ------      ------
Balance, at beginning of period        $1,014      $1,014      $  971      $  998      $  959
Loans charged-off:
  Commercial and financial                 --          --           7           5           9
  Real estate                              24          40          68         121         140
  Installment loans to individuals        275          86          22          30          14
                                       ------      ------      ------      ------      ------
                                          299         126          97         156         163
                                       ------      ------      ------      ------      ------
Recoveries on loans charged-off:
  Commercial and financial                  3          --           2           1           6
  Real estate                              --          --          --          21          86
  Installment loans to individuals         74           6          18           7          10
                                       ------      ------      ------      ------      ------
                                           77           6          20          29         102
                                       ------      ------      ------      ------      ------
Net loans charged-off                     222         120          77         127          61
                                       ------      ------      ------      ------      ------
Provisions charged to operations          180         120         120         100         100
                                       ------      ------      ------      ------      ------

Balance, at end of period              $  972      $1,014      $1,014      $  971      $  998
                                       ======      ======      ======      ======      ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period           .12%        .07%        .05%        .09%        .05%
                                       ======      ======      ======      ======      ======

Ratio of allowance for loan losses
to total loans                            .51%        .55%        .67%        .68%        .77%
                                       ======      ======      ======      ======      ======

During 2000, net charge-offs totaled $222,000 which is an increase of $102,000 or 85% from 1999 net charge-offs. The increase in net charge-offs was due to losses in the installment loan portfolio. The losses are directly related to the consumer loans acquired through the indirect dealer financing of primarily automobiles, boats and motorcycles. In view of the credit risks associated with this portfolio, the Bank has substantially eliminated future originations of loans through indirect dealer financing. The Bank has also enhanced its collection resources in order to mitigate future losses.

The following table reflects the allowance for loan losses as of December 31, 2000, 1999, 1998, 1997 and 1996.


                                       Analysis of Allowance for Loan Losses
                                              (Amounts in thousands)
                                                   December 31,

  Loans by Type                 2000                          1999                              1998
-----------------------------------------------------------------------------------------------------------------
                                       Percentage                      Percentage                     Percentage
                      Allocation of    of Loans in    Allocation of    of Loans in   Allocation of    of Loans in
                      Allowance for  Each Category    Allowance for  Each Category   Allowance for  Each Category
                        Loan Losses  to Total Loans     Loan Losses  to Total Loans    Loan Losses  to Total Loans
                        -----------  --------------     -----------  --------------    -----------  --------------
Commercial &
Financial                  $ 25           4.26%            $  8          4.39%           $   8            3.15%

Real Estate:
   Construction              22           2.84               --           3.86              --            3.75

   Residential              273          62.43              266          62.85              --           74.04

   Commercial                99          13.32              211          10.79             137           10.86

Installment                 338          16.90              505          18.04              --            8.14

Other                        --           0.25               24           0.07              --            0.06

Unallocated                 215            --                --             --             869              --
                           -----         ------           ------         ------          ------          ------

Total                      $ 972         100.00%          $1,014         100.00%         $1,014          100.00%
                           =====         ======           ======         ======          ======          ======
                                     1997                           1996
                        ------------------------------------------------------------
                                         Percentage                     Percentage
                        Allocation of    of Loans in   Allocation of    of Loans in
                        Allowance for  Each Category   Allowance for  Each Category
                          Loan Losses  to Total Loans    Loan Losses  to Total Loans
                          -----------  --------------    -----------  --------------
Commercial &
Financial                    $ 10          4.00%             --            3.90%

Real Estate:
   Construction                --          1.57              --            3.20

   Residential                 --         74.37              65           74.31

   Commercial                 151         12.21             245           11.54

Installment                    --          7.80              --            6.89

Other                          --          0.05              --            0.16

Unallocated                   810            --             688              --
                              ----        ------            ----          ------

Total                         $971        100.00%           $998          100.00%
                              ====        ======            ====          ======

                                      -26-

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

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings for the year ended December 31, 2000:

                  Balance at December 31, 2000             $ 28,000,000
                  Maximum Month-End Borrowings             $ 48,081,000
                  Average Balance                          $ 38,302,000
                  Average Rate                                    6.57%

  CAPITAL

  At December 31, 2000, total shareholders' equity was $17,019,758 compared to $14,926,209 at December 31, 1999. From a regulatory perspective, the Company's and the Bank's capital ratios place each entity in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 2000:

                                                  Minimum
                                               Regulatory
                                            Capital Level       The Company          The Bank
                                            -------------       -----------          --------
             Tier 1 leverage capital ratio         4%              6.39%               6.37%

             Tier 1 risk-based capital ratio       4%             10.20%              10.13%

             Total risk-based capital ratio        8%             10.78%              10.71%


INCOME TAXES

The income tax expense for 2000 totaled $820,077 in comparison to $810,311 in 1999. The 2000 provision for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC"). The income from LMSC is considered passive investment income under recent Connecticut legislation under which LMSC was formed and is operating, and not subject to state taxes which resulted in a decrease of tax expense for the year. The 1999 provision incorporated an investment tax credit related to the renovation of the building housing the executive offices thereby decreasing income tax expense for the year.

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

ITEM 7.  FINANCIAL STATEMENTS

                          PART F/S FINANCIAL STATEMENTS

Annual Financial Information

Independent Auditor's Report                                                F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                F-2

Consolidated Statements of Income for the Years Ended
December 31, 2000 and 1999                                                  F-3

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2000 and 1999                                      F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2000 and 1999                                            F-5

Notes to Consolidated Financial Statements                          F-6 to F-22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary
Litchfield, Connecticut

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Corporation") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                     /s/ McGladrey & Pullen, LLP
                                                       -------------------------
                                                         McGladrey & Pullen, LLP

New Haven, Connecticut
March 2, 2001

CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                                    2000               1999
                                                                                             -------------      -------------

ASSETS
Cash and due from banks (Note B)                                                             $  10,897,885      $  12,800,196
                                                                                             -------------      -------------

Securities (Note C):
     Available for sale securities:
        U.S. Treasuries and other securities (amortized cost $27,464,048-2000
          and $24,491,689-1999)                                                                 27,489,496         23,663,850
        Mortgage-backed securities (amortized cost $20,888,334-2000 and $19,279,026-1999        20,876,332         19,036,632
     Held to maturity securities:
        Mortgage-backed securities (market value $988,944-2000
          and $4,147,716-1999                                                                      982,723          4,188,851
                                                                                             -------------      -------------

                                                                TOTAL SECURITIES                49,348,551         46,889,333
                                                                                             -------------      -------------

Federal Home Loan Bank stock, at cost (Note H)                                                   2,389,800          2,100,000
Federal Reserve Bank stock, at cost                                                                 81,850             81,850
Loans Receivable (Notes D and E):
     Real estate--residential mortgage                                                         119,214,444        115,392,170
     Real estate--commercial mortgage                                                           25,437,159         19,821,940
     Real estate--construction                                                                   5,427,103          7,090,241
     Commercial                                                                                  8,136,115          8,063,552
     Installment                                                                                32,275,064         33,114,855
     Other                                                                                         476,361            123,370
                                                                                             -------------      -------------
                                                                     TOTAL LOANS               190,966,246        183,606,128
     Net deferred loan origination costs                                                         1,433,233          1,217,288
     Allowance for loan losses                                                                    (971,891)        (1,014,522)
                                                                                             -------------      -------------
                                                                       NET LOANS               191,427,588        183,808,894
                                                                                             -------------      -------------

     Premises and equipment, net (Note F)                                                        2,823,307          3,017,976
     Foreclosed real estate                                                                        300,000                 --
     Deferred income taxes (Note J)                                                                     --            378,450
     Accrued interest receivable                                                                 1,815,364          1,455,363
     Other assets (Note K)                                                                       5,743,197          5,441,728
                                                                                             -------------      -------------

                                                                    TOTAL ASSETS             $ 264,827,542      $ 255,973,790
                                                                                             =============      =============


LIABILITIES
Deposits (Note I):
Noninterest bearing:
     Demand                                                                                  $  36,766,207      $  33,990,059
Interest bearing:
     Savings                                                                                    40,827,383         36,556,699
     Money market                                                                               44,568,031         44,111,008
     Time certificates of deposit in denominations of $100,000 or more                          21,150,580         16,802,864
     Other time certificates of deposit                                                         73,967,155         65,772,152
                                                                                             -------------      -------------

                                                                  TOTAL DEPOSITS               217,279,356        197,232,782
                                                                                             -------------      -------------

Federal Home Loan Bank advances (Note H)                                                        28,000,000         41,730,000
Collateralized borrowings                                                                          973,986            830,227
Deferred income taxes (Note J)                                                                     137,436                 --
Accrued expenses and other liabilities (Note K)                                                  1,417,006          1,254,572
                                                                                             -------------      -------------

                                                               TOTAL LIABILITIES               247,807,784        241,047,581
                                                                                             -------------      -------------

Commitments and contingencies (Notes G, H, K, M and O)                                                  --                 --

SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)
Preferred  stock $.00001 par value;  1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized---5,000,000 shares
     Issued---1,677,004 shares, outstanding---1,590,465 shares---2000 and
     Issued---1,567,353 shares, outstanding---1,484,934 shares---1999                               16,770             15,674
     Capital surplus                                                                            11,980,943         10,933,465
     Retained earnings                                                                           5,714,897          5,324,445
     Less:  Treasury stock at cost--86,539 shares---2000, 82,419 shares---1999                    (701,061)          (701,061)
     Accumulated other comprehensive income--net unrealized gain (loss) on available
        for sale securities (net of taxes) (Note S)                                                  8,209           (646,314)
                                                                                             -------------      -------------

                                                      TOTAL SHAREHOLDERS' EQUITY                17,019,758         14,926,209
                                                                                             -------------      -------------

                                        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 264,827,542      $ 255,973,790
                                                                                             =============      =============


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                                  2000            1999
                                                                                   -----------     -----------
INTEREST AND DIVIDEND INCOME

Interest and fees on loans                                                         $15,129,396     $12,936,129
                                                                                   -----------     -----------
Interest and dividends:
    Mortgage-backed securities                                                       1,582,186       1,489,756
U.S. Treasury and other securities                                                   1,965,065       1,613,869
Other interest income                                                                    3,060          17,489
                                                                                   -----------     -----------
                                           TOTAL INTEREST AND DIVIDEND INCOME       18,679,707      16,057,243
                                                                                   -----------     -----------
INTEREST EXPENSE

Interest on deposits:
    Savings                                                                            523,527         512,773
    Money market                                                                     1,618,648       1,442,674
    Time certificates of deposit in denominations
    of $100,000 or more                                                                869,663         543,704
    Other time certificates of deposit                                               3,999,937       3,466,456
                                                                                   -----------     -----------
                                                   TOTAL INTEREST ON DEPOSITS        7,011,775       5,965,607
Interest on Federal Home Loan Bank advances                                          2,584,855       1,340,154
Interest on collateralized borrowings                                                   62,427          26,036
Interest on borrowed money                                                                  --             742
                                                                                   -----------     -----------
                                                       TOTAL INTEREST EXPENSE        9,659,057       7,332,539
                                                                                   -----------     -----------
                                                          NET INTEREST INCOME        9,020,650       8,724,704
                                           PROVISION FOR LOAN LOSSES (Note E)          180,000         120,000
                                                                                   -----------     -----------

                                                    NET INTEREST INCOME AFTER
                                                    PROVISION FOR LOAN LOSSES        8,840,650       8,604,704
                                                                                   -----------     -----------
NONINTEREST INCOME

Banking service charges and fees                                                       654,301         480,764
Trust                                                                                  810,061         714,100
Gains on sales of available for sale securities                                             --             363
Other                                                                                  410,338         194,135
                                                                                   -----------     -----------
                                                     TOTAL NONINTEREST INCOME        1,874,700       1,389,362
                                                                                   -----------     -----------
NONINTEREST EXPENSES
Salaries                                                                             3,283,915       2,893,736
Employee benefits (Note K)                                                             876,014         718,202
Net occupancy                                                                          451,712         475,863
Equipment                                                                              475,161         433,848
Legal fees                                                                             193,779         147,302
Director fees                                                                          181,546         147,705
Computer services                                                                      721,597         726,996
Supplies                                                                               188,388         215,361
Commissions, services and fees                                                         259,883         235,272
Postage                                                                                111,225         103,601
Advertising                                                                            216,164         224,062
OREO and non-performing loan expenses - net                                             10,514           6,020
Other                                                                                1,122,732       1,100,362
                                                                                   -----------     -----------
                                                    TOTAL NONINTEREST EXPENSES       8,092,630       7,428,330
                                                                                   -----------     -----------
                                                    INCOME BEFORE INCOME TAXES       2,622,720       2,565,736
                                           PROVISION FOR INCOME TAXES (Note J)         820,077         810,311
                                                                                   -----------     -----------
                                                                    NET INCOME     $ 1,802,643     $ 1,755,425
                                                                                   ===========     ===========
EARNINGS PER SHARE (Note L)
                                                    BASIC NET INCOME PER SHARE     $      1.14     $      1.13
                                                                                   ===========     ===========
                                                  DILUTED NET INCOME PER SHARE     $      1.11     $      1.08
                                                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2000 and 1999
--------------------------------------

                                                                                                       Accumulated
                                                                                                          Other            Total
                                           Common         Capital        Retained        Treasury     Comprehensive   Shareholders'
                                            Stock         Surplus        Earnings          Stock          Income          Equity
                                         ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 1999                 $     14,831   $  9,476,362   $  5,484,708    $   (701,061)   $     36,536    $ 14,311,376
                                         ------------   ------------   ------------    ------------    ------------    ------------
Comprehensive Income:
   Net income                                      --             --      1,755,425              --              --       1,755,425
   Unrealized holding loss
     on available for sale securities,
     net of taxes (Note S)                         --             --             --              --        (682,850)       (682,850)
                                                                                                                       ------------
   Total comprehensive income                                                                                             1,072,575
                                                                                                                       ------------

Cash dividends declared $.40 per share             --             --       (572,071)             --              --        (572,071)
5% stock dividend declared
   November 24, 1999 - 74,430 shares
   including 3,924 treasury shares                744      1,338,996     (1,339,740)             --              --              --
Fractional shares paid in cash                     --             --         (3,877)             --              --          (3,877)
Stock options exercised - 9,872 shares             99        118,107             --              --              --         118,206
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                     15,674     10,933,465      5,324,445        (701,061)       (646,314)     14,926,209
                                         ------------   ------------   ------------    ------------    ------------    ------------

Comprehensive Income:
   Net income                                      --             --      1,802,643              --              --       1,802,643
   Unrealized holding gain on
     available for sale securities,
     net of taxes (Note S)                         --             --             --              --         654,523         654,523
                                                                                                                       ------------
Total comprehensive income                                                                                                2,457,166
                                                                                                                       ------------
Cash dividends declared $.40 per share             --             --       (613,526)             --              --        (613,526)
5% stock dividend declared
   November 30, 2000--79,654 shares
   including 4,120 treasury shares                796        795,744       (796,540)             --              --              --
Fractional shares paid in cash                     --             --         (2,125)             --              --          (2,125)
Stock options exercised-29,997 shares             300        161,984             --              --              --         162,284
Tax benefit on stock options
   exercised (Note M)                              --         89,750             --              --              --          89,750
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000               $     16,770   $ 11,980,943   $  5,714,897    $    (701,061)  $      8,209    $ 17,019,758
                                         ============   ============   ============    =============   ============    ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                      2000              1999
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  1,802,643      $  1,755,425
Adjustments to reconcile net income to net cash
provided by operating activities:
     Amortization and accretion of premiums and discounts
     on investment securities, net                                        (103,440)           52,119
     Provision for loan losses                                             180,000           120,000
     Depreciation and amortization                                         378,159           384,664
     Deferred income taxes                                                 176,480           348,955
     Gains on sales of available for sale securities                            --              (363)
     Loans originated for sale                                            (258,600)         (542,550)
     Proceeds from sales of loans held for sale                            258,600           922,150
     Loss on sale of repossessed assets                                      7,972                --
     Loss on disposals of bank premises and equipment                           --               546
     Increase in accrued interest receivable                              (360,001)         (241,612)
     Increase in other assets                                              (84,426)         (834,625)
     Increase in deferred loan origination costs                          (215,945)         (950,228)
     Increase in accrued expenses and other liabilities                    151,881           432,843
                                                                      ------------      ------------
       Net cash provided by operating activities                         1,933,323         1,447,324
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Available for sale mortgage-backed securities:
     Proceeds from maturities and principal payments                     4,194,321         7,241,022
     Purchases                                                          (5,702,436)       (6,965,909)
     Proceeds from sales                                                        --         1,956,322
Available for sale U.S. Treasury and other investment securities:
     Proceeds from maturities                                            3,000,000         2,000,000
     Purchases                                                          (5,961,570)       (8,998,878)
     Proceeds from sales                                                        --         1,000,000
Held to maturity mortgage-backed securities:
     Proceeds from maturities and principal payments                     3,197,586         4,012,530
Purchases of Federal Home Loan Bank Stock                                 (289,800)         (727,600)
Net increase in loans                                                   (8,167,852)      (31,287,522)
Proceeds from sales of repossessed assets                                   60,088                --
Purchases of premises and equipment                                       (183,490)       (1,264,244)
Proceeds from sale of premises and equipment                                    --               171
Purchase of life insurance policies                                             --        (3,500,000)
                                                                      ------------      ------------
     Net cash used in investing activities                              (9,853,153)      (36,534,108)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                7,503,855         5,612,137
Net increase (decrease) in certificates of deposit                      12,542,719        (3,320,827)
Net (decrease) increase in borrowings under Federal Home Loan
     Bank advances                                                     (13,730,000)       36,730,000
Net increase in collateralized borrowings                                  143,759           559,959
Distribution in cash for fractional shares of common stock                  (2,125)           (3,877)
Proceeds from exercise of stock options                                    162,284           118,206
Dividends paid on common stock                                            (602,973)         (564,784)
                                                                      ------------      ------------
     Net cash provided by financing activities                           6,017,519        39,130,814
                                                                      ------------      ------------
Net (decrease) increase in cash and cash equivalents                    (1,902,311)        4,044,030
CASH AND CASH EQUIVALENTS, at beginning of year                         12,800,196         8,756,166
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, at end of year                             $ 10,897,885      $ 12,800,196
                                                                      ============      ============

SUPPLEMENTAL INFORMATION

Cash paid during the year for:
     Interest on deposits and borrowings                              $  9,598,941      $  7,134,525
                                                                      ============      ============
     Income taxes                                                     $    446,952      $    889,656
                                                                      ============      ============
Noncash investing and financing activities:
     Transfer of loans to other real estate owned                     $    300,000      $         --
                                                                      ============      ============
     Transfer of loans to repossessed assets                          $    285,103      $         --
                                                                      ============      ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the First Litchfield Financial Corporation (the "Corporation") and The First National Bank of Litchfield (the "Bank"), a nationally-chartered commercial bank, and the Bank's wholly owned subsidiaries, Litchfield Mortgage Service Corporation and Lincoln Corporation. Deposits in the Bank are insured up to specified limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a full range of banking services to individuals and businesses located primarily in Northwestern Connecticut. These services include demand, savings, NOW, money market and time deposits, residential and commercial mortgages, consumer installment and other loans as well as trust services. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic regulatory examinations.

On January 7, 2000, the Corporation filed a Form 10-SB registration statement with the Securities and Exchange Commission (the "SEC") to register the Corporation's $.01 par value common stock under the Securities and Exchange Act of 1934 (the "Exchange Act"). The Corporation files periodic financial reports with the SEC as required by the Exchange Act.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRANSFER OF FINANCIAL ASSETS: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses, a material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management's judgement in determining the adequacy of the allowance is inherently subjective and is based on an evaluation of the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of impaired loans, and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

The Bank's mortgage loans are collateralized by real estate located principally in Litchfield County, Connecticut. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions. In addition, a substantial portion of the Bank's installment loans are generally secured by motor vehicles and recreational vehicles, whose value declines rapidly during the loan term. Accordingly, the ultimate collectibility of a substantial portion of the Bank's installment loan portfolio and repossessed assets is susceptible to changes in economic conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, the Office of the Comptroller of the Currency (the "OCC"), as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses and valuation of other real estate. The OCC may require the Bank to recognize additions to the allowance or write-downs based on their judgements about information available to them at the time of their examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREMISES AND EQUIPMENT: Bank premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to forty years. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

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

COLLATERALIZED BORROWINGS: Collateralized borrowings represent the portion of loans transferred to other institutions under loan participation agreements which were not recognized as sales due to recourse provisions and/or restrictions on the participant's right to transfer their portion of the loan.

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

STOCK OPTION PLANS: SFAS No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock based compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows a company to continue to measure compensation cost for such plans under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue to follow the accounting in APB 25, and as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 (see Note L).

EARNINGS PER SHARE: SFAS No. 128, "Earnings per Share," which superseded APB Opinion No. 15, requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as stock options, outstanding which trade in a public market. The Corporation is required to present basic earnings per share and diluted earnings per share in its income statements. Basic earnings per share represents income available to common stockholders and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options and are determined using the treasury stock method. In addition, for those entities with complex capital structures, the statement also requires a reconciliation of the numerator and denominator used in the computation of both basic and diluted per share amounts to be disclosed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATEMENTS OF CASH FLOWS: Cash and due from banks, Federal funds sold and interest earning deposits in banks are recognized as cash equivalents in the statements of cash flows. For purposes of reporting cash flows, the Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Generally, Federal funds sold have a one day maturity. Cash flows from loans and deposits are reported net. The Corporation maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits. The Corporation has not experienced any losses from such concentrations.

TRUST ASSETS: Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these financial statements because they are not assets of the Bank. Trust fees are recognized on the accrual basis of accounting.

RECLASSIFICATIONS: Certain 1999 amounts have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on net income.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2000 the Bank was required to have cash and liquid assets of approximately $3,040,000 to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2000 and 1999 are as follows:

AVAILABLE FOR SALE                                                                 December 31, 2000
                                                          -----------------------------------------------------------------
                                                                                 Gross             Gross
                                                              Amortized     Unrealized           Unrealized            Fair
                                                                   Cost          Gains              Losses            Value
                                                          -------------    -----------         ------------   -------------
Investment Securities:
   U.S. Treasury securities                               $  11,964,048    $   214,982         $    (1,074)   $  12,177,956
   U.S. Government Agency Securities                         15,500,000         10,950            (199,410)      15,311,540
                                                          -------------    -----------         ------------   -------------
                                                             27,464,048        225,932            (200,484)      27,489,496
                                                          -------------    -----------         -----------    -------------
Mortgage-Backed Securities:
   GNMA                                                      17,560,062        118,958             (85,339)      17,593,681
   FNMA                                                       3,328,272            ---             (45,621)       3,282,651
                                                          -------------    -----------         -----------    -------------
                                                             20,888,334        118,958            (130,960)      20,876,332
                                                          -------------    -----------         -----------    -------------
Total available for sale securities                       $  48,352,382    $   344,890         $  (331,444)   $  48,365,828
                                                          =============    ===========         ===========    =============


                                                                                   December 31, 1999
                                                          -----------------------------------------------------------------
                                                                                 Gross               Gross
                                                              Amortized     Unrealized          Unrealized            Fair
                                                                   Cost          Gains              Losses            Value
                                                          -------------    -----------         -----------    -------------
Investment Securities:
   U.S. Treasury securities                               $   9,991,689    $    12,364         $   (84,353)   $   9,919,700
   U.S. Government Agency Securities                         14,500,000            ---            (755,850)      13,744,150
                                                          -------------    -----------         ------------   -------------
                                                             24,491,689         12,364            (840,203)      23,663,850
                                                          -------------    -----------         -----------    -------------
Mortgage-Backed Securities:
   GNMA                                                      14,856,771            ---            (179,594)      14,677,177
   FNMA                                                       4,422,255          5,600             (68,400)       4,359,455
                                                          -------------    -----------         -----------    -------------
                                                             19,279,026          5,600            (247,994)      19,036,632
                                                          -------------    -----------         -----------    -------------
Total available for sale securities                       $  43,770,715    $    17,964         $(1,088,197)   $  42,700,482
                                                          =============    ===========         ===========    =============



HELD TO MATURITY                                                                   December 31, 2000
                                                          -----------------------------------------------------------------
                                                                                 Gross               Gross
                                                              Amortized     Unrealized          Unrealized            Fair
                                                                   Cost          Gains              Losses            Value
                                                          -------------    -----------         -----------    -------------
Mortgage-Backed Securities:
   GNMA securities                                        $     287,000    $     2,588         $    (1,423)   $     288,165
   FHLMC securities                                             695,723          5,056                 ---          700,779
                                                          -------------    -----------         -----------    -------------
Total held to maturity securities                         $     982,723    $     7,644         $    (1,423)   $     988,944
                                                          =============    ===========         ============   =============

                                                                                   December 31, 1999
                                                          -----------------------------------------------------------------
                                                                                 Gross               Gross
                                                              Amortized     Unrealized          Unrealized            Fair
                                                                   Cost          Gains              Losses            Value
                                                          -------------    -----------         -----------    -------------
Mortgage-Backed Securities:
   GNMA securities                                        $     372,082    $     2,618         $    (3,583)   $     371,117
   FNMA securities                                            2,272,271            ---             (26,947)       2,245,324
   FHLMC securities                                           1,544,498          3,641             (16,864)       1,531,275
                                                          -------------    -----------         -----------    -------------
Total held to maturity securities                         $   4,188,851    $     6,259         $   (47,394)   $   4,147,716
                                                          =============    ===========         ===========    =============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities at December 31, 2000, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                           Available-for-Sale Securities        Held-to-Maturity Securities
                                                          ------------------------------      -----------------------------
                                                              Amortized             Fair         Amortized             Fair
                                                                   Cost            Value              Cost            Value
                                                          -------------    -------------      ------------    -------------
Due in one year or less                                   $   3,999,292    $   4,003,906      $        ---    $         ---
Due after one year through five years                        14,464,756       14,616,000               ---              ---
Due after five years through ten years                        9,000,000        8,869,590               ---              ---
                                                          -------------    -------------      ------------    -------------
                                                             27,464,048       27,489,496               ---              ---
Mortgage-backed securities                                   20,888,334       20,876,332           982,723          988,944
                                                          -------------    -------------      ------------    -------------
   TOTAL                                                  $  48,352,382    $  48,365,828      $    982,723    $     988,944
                                                          =============    =============      ============    =============

Proceeds from the sales of available for sale securities were $2,956,322 during 1999. Gross gains of $4,080 and gross losses of $3,717 were realized on these sales. There were no sales of available for sale securities during 2000.

Investment securities with a carrying value of $6,112,000 and $4,714,000 were pledged as collateral to secure treasury tax and loan, trust assets and public funds at December 31, 2000 and 1999, respectively.

During 2000 and 1999, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2000, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                                                                      2000             1999
                                                                                             -------------    -------------
Balance at the beginning of year                                                             $   3,440,194    $   2,694,547
Advances                                                                                         7,841,684        8,468,941
Repayments                                                                                      (8,320,201)      (7,749,587)
Other changes                                                                                          ---           26,293
                                                                                             -------------    -------------
                                                          BALANCE AT END OF YEAR             $   2,961,677    $   3,440,194
                                                                                             =============    =============

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING LOANS

Changes in the allowance for loan losses for the years ended December 31, 2000 and 1999, were as follows:

                                                                                                      2000             1999
                                                                                             -------------    -------------
Balance at beginning of year                                                                 $   1,014,522    $   1,013,949
Provision for loan losses                                                                          180,000          120,000
Loans charged off                                                                                 (299,730)        (125,725)
Recoveries of loans previously charged off                                                          77,099            6,298
                                                                                             -------------    -------------
BALANCE AT END OF YEAR                                                                       $     971,891     $  1,014,522
                                                                                             =============    =============

A summary of nonperforming loans follows:
                                                                                                      2000             1999
                                                                                             -------------    -------------
Nonaccrual loans                                                                             $     781,170    $   1,076,417
Accruing loans contractually past due 90 days or more                                                  ---           33,441
                                                                                             -------------    -------------
                                                                    TOTAL                    $     781,170    $   1,109,858
                                                                                             =============    =============

If interest income on nonaccrual loans throughout the year had been recognized in accordance with the loans' contractual terms, approximately $73,000 and $82,000 of additional interest would have been recorded for the years ended December 31, 2000 and 1999, respectively. Included in the nonaccrual loans at December 31, 2000 are two loans which total $357,000 of which 90% is guaranteed by a U.S. Government agency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The  following   information  relates  to  impaired  loans,  which  include  all nonaccrual loans and other loans past due 90 days or more, and all restructured loans, as of and for the years ended December 31, 2000 and 1999.

                                                                                                      2000             1999
                                                                                              ------------    -------------
Loans receivable for which there is a related allowance for credit losses, determined:
   Based on discounted cash flows                                                            $     263,000    $     316,000
   Based on the fair value of collateral                                                           237,000          415,000
                                                                                              ------------    -------------
                                                                              Total          $     500,000    $     731,000
                                                                                             =============    =============
Loans  receivable  for which  there is no related  allowance  for credit  losses determined:
   Based on discounted cash flows                                                            $     241,000    $   1,425,000
   Based on the fair value of collateral                                                           167,000          198,000
                                                                                             -------------    -------------
                                                                              Total          $     408,000    $   1,623,000
                                                                                             =============    =============

Allowance for credit losses related to impaired loans                                        $     110,000    $     135,000
                                                                                             =============    =============

Average recorded investment in impaired loans                                                $   1,338,000    $   2,354,000
                                                                                             =============    =============

Interest income recognized                                                                   $      39,000    $     136,000
                                                                                             =============    =============

Cash interest received                                                                       $      84,000    $     175,000
                                                                                             =============    =============



The Bank has no commitments to lend additional funds to borrowers whose loans are impaired.

The Bank's lending activities are conducted principally in the Litchfield County section of Connecticut. The Bank grants single-family and multi-family residential loans, commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, residential developments and for land development projects. Although lending activities are diversified, a substantial portion of many of the Bank's customers' net worth is dependent on real estate values in the Bank's market area. The Bank also grants loans for motor vehicles and recreational vehicles. Collectability of such loans is dependent on a variety of factors including general economic conditions, employment stability, and the borrower's level of consumer debt.

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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2000 and 1999 are as follows:

                                                                                                      2000             1999
                                                                                             -------------    -------------
Land                                                                                         $     674,849    $     674,849
Buildings                                                                                        2,944,239        2,966,010
Furniture and fixtures                                                                           2,253,021        2,124,813
Leasehold improvements                                                                             197,323          193,989
                                                                                             -------------    -------------
                                                                                                 6,069,432        5,959,661
Less accumulated depreciation and amortization                                                   3,246,125        2,941,685
                                                                                             -------------    -------------
                                                                                             $   2,823,307    $   3,017,976
                                                                                             =============    =============

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2000 and 1999 was $378,159 and $384,664, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - LEASE COMMITMENTS

At December 31, 2000, the Corporation was obligated under various noncancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. Net rent expense under operating leases was approximately $88,000 and $95,000 for 2000 and 1999, respectively. The future minimum payments under operating leases are as follows:

                           2001                  $      96,000
                           2002                         73,000
                           2003                         73,000
                           Thereafter                   95,000
                                                 -------------
                               Total             $     337,000
                                                 =============

NOTE H - FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), purchased $289,800 of FHLBB capital stock during 2000 and $727,600 of FHLBB capital stock during 1999. The Bank is required to maintain an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and other loans and investments which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of December 31, 2000 totaled $28,000,000, including $10,000,000 at a rate of 6.02% due in June 2001 and $18,000,000 at an average rate of 6.58% due on an overnight or short-term basis in January 2001.

NOTE I - DEPOSITS

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2000:

                           2001                  $  72,938,683
                           2002                     19,307,699
                           2003                        964,062
                           2004 and Thereafter       1,907,291
                                                 -------------
                               Total             $  95,117,735
                                                 =============

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$2,750,479 and $1,137,933 at December 31, 2000 and 1999, respectively.


NOTE J - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                                                                         2000            1999
                                                                                 -------------   ------------
Current:
   Federal                                                                       $     643,597   $    385,242
   State                                                                                   ---         76,114
                                                                                 -------------   ------------
                                                                                       643,597        461,356
                                                                                 -------------   ------------
Deferred:
   Federal                                                                             183,875        290,114
   State                                                                               (7,395)         58,841
                                                                                 -------------   ------------
                                                                                       176,480        348,955
                                                                                 -------------   ------------
                                                                    Total        $     820,077   $    810,311
                                                                                 =============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                                              2000                    1999
                                                                             ---------------------     -------------------
Provision for income taxes at statutory Federal rate                         $   891,725       34%     $  872,350      34%
Increase (decrease) resulting from:
   Connecticut corporation income tax, net of federal tax benefit                     --       --         143,938       6
   Tax exempt income                                                             (42,315)      (2)        (20,717)     (1)
   Federal and state tax credits                                                      --       --        (203,850)     (8)
   Nondeductible interest expense                                                  4,159       --           2,322      --
   Other                                                                         (33,492)      (1)         16,268       1
                                                                              -----------     ---      ----------     ---
Provision  for  income  taxes                                                 $  820,077        31%    $  810,311      32%
                                                                              ==========      ===      ==========     ===

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                                           2000                    1999
                                                                                   ------------            ------------
Deferred tax assets:
   Allowance for loan losses                                                       $   330,443             $   395,156
   Unrealized loss on available for sale securities                                        ---                 423,919
   Depreciation                                                                        164,987                 185,064
   Accrued expenses                                                                    134,491                 103,543
   All other                                                                            67,919                 115,877
                                                                                   -----------             -----------
   Total gross deferred tax assets                                                     697,840               1,223,559
                                                                                   -----------             -----------

Deferred tax liabilities:
   Tax bad debt reserve                                                               (153,536)               (175,889)
   Prepaid pension costs                                                              (172,679)               (174,613)
   Net deferred loan costs                                                            (487,300)               (474,134)
   Unrealized gain on available for sale securities                                     (5,237)                    ---
   Prepaid expenses and other                                                          (16,524)                (20,473)
                                                                                   -----------             -----------
     Total gross deferred tax liabilities                                             (835,276)               (845,109)
                                                                                   -----------             -----------

Net deferred tax (liability) asset                                                 $  (137,436)            $   378,450
                                                                                   ============            ===========


Based on the Corporation's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, began to transfer a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Corporation's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2000 and 1999 using a measurement date of December 31:

Change in benefit obligation:                                                             2000                    1999
                                                                                   -----------             ------------
   Benefit obligation, beginning                                                   $ 1,812,770             $ 1,612,868
   Service cost                                                                        154,967                 141,292
   Interest cost                                                                       125,283                 112,901
   Actuarial gain                                                                        2,825                     ---
   Benefits paid                                                                       (55,808)                (54,291)
                                                                                   -----------             ------------
   Benefit obligation, ending                                                        2,040,037               1,812,770
                                                                                   -----------             -----------

Change in plan assets:
   Fair value of plans assets, beginning                                             2,545,708               2,280,861
   Actual return on plan assets                                                        190,290                 173,591
   Employer contribution                                                               117,690                 145,547
   Benefits paid                                                                      (55,808)                 (54,291)
                                                                                   ----------              -----------
   Fair value of plan assets, ending                                                 2,797,880               2,545,708
                                                                                   -----------             -----------

Funded status                                                                          757,843                 732,938
Unrecognized net actuarial gain                                                       (168,257)               (175,695)
Unrecognized service cost                                                              (81,706)               (108,942)
                                                                                   -----------             -----------
Prepaid benefit cost                                                               $   507,880             $   448,301
                                                                                   ===========             ===========

Components of net periodic benefit cost:
   Service cost                                                                    $   154,967             $   141,292
   Interest cost                                                                       125,283                 112,901
   Expected return on plan assets                                                     (194,903)               (171,065)
   Amortization of prior service cost                                                  (27,236)                (27,236)
   Recognized net actuarial loss                                                           ---                     ---
                                                                                   -----------             -----------
   Net periodic benefit cost                                                      $     58,111             $    55,892
                                                                                  ============             ===========

Weighted-average assumptions:
   Discount rate                                                                         7.00%                   7.00%
   Expected return on plan assets                                                        7.50%                   7.50%
   Rate of compensation increase                                                         5.00%                   5.00%

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. Currently, the Bank makes matching contributions equal to 75% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $75,250 for 2000 and $69,194 for 1999.

OTHER BENEFIT PLANS: Effective September 1, 1994, the Bank entered into a supplemental retirement plan with the President/Chief Executive Officer which was replaced by an executive supplemental compensation agreement effective November 21, 2000. At December 31, 2000 and 1999 accrued supplemental retirement benefits of $81,904 and $44,766 respectively, are recognized in the Corporation's balance sheet related to these plans. For the years ended December 31, 2000 and 1999, $37,138 and $7,256 of related expenses are included in operations.

Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 2000 and 1999, accrued supplemental retirement benefits of $26,946 and $20,200 respectively, are recognized in the Corporation's balance sheet related to this Plan. Payments to this retiree will be $5,000 per year through 2008.

Beginning in 1996, the Corporation offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The cost of the related trust assets and corresponding liability of $252,821 and $200,874 at December 31, 2000, and 1999, respectively are included in the Corporation's balance sheet.

In 2000, the Bank adopted long-term incentive compensation agreements for its executive officers and directors. Under the agreements, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately, and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the year ended December 31, 2000, $33,891 was charged to operations, and is included in accrued expenses and other liabilities at December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank is the beneficiary of life insurance policies on the lives of each participant with an aggregate cash surrender values of approximately $3,692,000 and $3,500,000 at December 31, 2000 and 1999, respectively.

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

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

On November 30, 2000 and November 24, 1999, the Board of Directors declared 5% stock dividends payable on December 29, 2000 and December 30, 1999, respectively. Payment of these dividends resulted in the issuance of 79,654 additional common shares in December 2000 and 74,430 additional common shares in December 1999. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to capital surplus. Fractional shares were payable in cash on an equivalent share basis of $10.00 for the 2000 stock dividend and $18.00 for the 1999 stock dividend.

Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

In November, 1997, the Board of Directors of the Corporation adopted a resolution authorizing the Corporation to repurchase up to 20,000 shares of the Corporation's common stock from time to time for a period of one year, at prices to be determined by the Corporation and sellers at the time of each transaction. The resolution was renewed in January 1999 for a period of one year, and the number of shares subject to repurchase was increased to 80,000. In January 2000, the resolution expired and was not renewed. In January 2001, the Board of Directors adopted a resolution authorizing the Corporation to repurchase up to 50,000 shares for a period of one year.

The following is information about the computation of net income per share for the years ended December 31, 2000 and 1999. The 1999 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                                                                  For the Year Ended  December 31, 2000
                                                                         --------------------------------------------------
                                                                                  Net                             Per Share
                                                                               Income             Shares             Amount
                                                                         ------------     --------------      -------------
Basic Net Income Per Share
   Income available to common stockholders                               $  1,802,643          1,586,091      $        1.14
                                                                                                              =============
Effect of Dilutive Securities
   Options Outstanding                                                            ---             31,385
                                                                         ------------     --------------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                                              $  1,802,643          1,617,476      $        1.11
                                                                         ============     ==============      =============

                                                                                  For the Year Ended  December 31, 1999
                                                                         --------------------------------------------------
                                                                                  Net                             Per Share
                                                                               Income             Shares             Amount
                                                                         ------------     --------------      -------------
Basic Net Income Per Share
   Income available to common stockholders                               $ 1,755,425           1,558,093      $        1.13
                                                                                                              =============
Effect of Dilutive Securities
   Options Outstanding                                                           ---              71,197
                                                                         -----------      --------------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                                              $ 1,755,425           1,629,290      $        1.08
                                                                         ===========      ==============      =============

NOTE M - STOCK OPTION PLANS

At December 31, 2000, the Corporation has two fixed option plans, which are described below. The Corporation has elected to apply the APB Opinion No. 25 to account for the stock options granted to employees, including directors, and accordingly, no compensation cost has been recognized in the consolidated statements of income for the fixed stock option plans. Had compensation cost for the options granted been determined consistent with SFAS No. 123, the Corporation's net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31,                                                                     2000                      1999
                                                                                    -------------             -------------
Net income                                                    As Reported           $   1,802,642             $   1,755,425
                                                              Pro forma             $   1,799,160             $   1,706,635

Basic net income per share                                    As Reported           $        1.14             $        1.13
                                                              Pro forma             $        1.13             $        1.10

Diluted net income per share                                  As Reported           $        1.11             $        1.08
                                                              Pro forma             $        1.11             $        1.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 2.0%, expected volatility of 17.5%, risk free interest rate of 5.65%, and expected lives of 6 to 8 years. There were no options granted in 2000.

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

In 1994, the Board of Directors amended the plan to provide for adjustments in the price and number of options granted upon the occurrence of changes in the Corporation's capital structure. The effect of this amendment, as of December 31, 1999, was to retroactively increase the number of options to 29,997 to include the effect of the annual 5% stock dividends paid since April 11, 1990 as well as the stock splits of February 8, 1995 and April 30, 1998. For the year ended December 31, 2000, 29,997 options were exercised under this plan. There were no options exercised during 1999. At December 31, 2000, there were no outstanding options under this plan.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 2,646 shares of the Corporation's common stock. Automatic annual grants of an additional 449 shares for each director were given for each of the four following years.

The stock option plan for officers grants options based upon individual officer performance.

Under both the director and officer plans, the price per share of the option is the fair market value of the Corporation's stock at the date of the grant. No option may be exercised until 12 months after it is granted. Options are exercisable for a period of ten years from the grant thereof.

Activity in the option plan for officers and outside directors for 2000 and 1999 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                                                      2000                                 1999
                                                           -------------------------------     --------------------------------
                                                                                  Weighted                             Weighted
                                                           Number of      Average Exercise       Number of     Average Exercise
                                                              Shares       Price Per Share          Shares      Price Per Share
                                                          ----------      ----------------     ----------            ----------

Options outstanding at beginning of year                    107,106           $     10.65         100,551            $     9.61
   Granted                                                      ---                   ---          17,438                 16.78
   Exercised                                                    ---                   ---          10,883                 10.86
   Cancelled                                                    ---                   ---             ---                   ---
                                                          ---------                            ----------
Options outstanding at end of year                          107,106                 10.65         107,106                 10.65
                                                          =========                            ==========
Options exercisable at end of year                          107,106                 10.65          89,668                  9.46
                                                          =========                            ==========

Weighted average fair value of options
granted during the year                                                       $       ---                            $     4.36
                                                                              ===========                            ==========


At December 31, 2000, exercise prices ranged from $6.12 to $16.78 with an average remaining contractual life of 5.7 years and a weighted average exercise price of $10.65.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2000, the option plan for officers and directors expired. Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 107,106.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2000, the Bank had retained earnings of approximately $14,165,800 of which approximately $3,527,000 was available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations. At December 31, 2000, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated 10% of consolidated net assets.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2000 and 1999 related to these items are summarized below:

                                                                                                 2000                  1999
                                                                                     ----------------       ---------------
                                                                                      Contract Amount       Contract Amount
Loan commitments:
   Approved mortgage and equity loan commitments                                      $     3,314,000       $     2,818,600
   Unadvanced portion of construction loans                                                 2,641,000             2,612,000
   Unadvanced portion of:
     Commercial lines of credit                                                             4,641,000             3,169,000
     Home equity lines of credit                                                           17,404,000            13,667,000
     Overdraft protection                                                                     558,000               510,000
     Credit Cards                                                                           1,627,000             1,386,000
     Floor plans                                                                            1,103,000               200,640
Standby letters of credit                                                                      50,000               160,000
                                                                                     ----------------       ---------------
                                                                                     $     31,338,000       $    24,523,240
                                                                                     ================       ===============

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2000 and 1999, the Bank paid approximately $157,000 and $139,000, respectively, for insurance and legal fees, to companies, the principals of which are Directors of the Corporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2000, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                            Minimum Required          To Be Well Capitalized
                                                                               For Capital            Under Prompt Corrective
                                                      Actual                Adequacy Purposes              Action Purposes
                                            ----------------------       ----------------------      -------------------------
                                                 Amount      Ratio            Amount      Ratio           Amount         Ratio
                                            -----------     ------       -----------    -------      -----------        ------
As of December 31, 2000:

Total Capital to Risk Weighted Assets       $17,856,442      10.71%      $13,338,145         8%      $16,672,682           10%
Tier I Capital to Risk Weighted Assets       16,884,551      10.13         6,667,147         4        10,000,721            6
Tier I Capital to Average Assets             16,884,551       6.37        10,602,544         4        13,253,180            5

As of December 31, 1999:

Total Capital to Risk Weighted Assets       $16,568,273      10.54%      $12,575,539         8%      $15,719,424           10%
Tier I Capital to Risk Weighted Assets       15,553,751       9.89         6,290,698         4         9,436,047            6
Tier I Capital to Average Assets             15,553,751       6.22        10,002,412         4        12,503,015            5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management uses its best judgement in estimating the fair value of the Corporation's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction at either December 31, 2000 or 1999. The estimated fair value amounts for 2000 and 1999 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

Fixed rate loans were priced using the discounted cash flow method. The fair value was determined using a discount rate equivalent to the prevailing market interest rate for similar loans.

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

Nonperforming loans were valued using either the discounted cash flow method or collateral value, if collateral dependent. Discounted cash flows were determined using a discount rate commensurate with the anticipated risks and repayment period.

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

The recorded book balances and estimated fair values of the Corporation's financial instruments at December 31, 2000 and 1999 are as follows:

                                                                         2000                                          1999
                                            ---------------------------------             ---------------------------------
                                                      Book          Estimated                       Book          Estimated
                                                     Value         Fair Value                      Value         Fair Value

Financial Assets:
Cash and due from banks                     $   10,897,885      $  10,897,885             $   12,800,196      $  12,800,196
Available for sale securities                   48,365,828         48,365,828                 42,700,482         42,700,482
Held to maturity securities                        982,723            988,944                  4,188,851          4,147,716
Federal Home Loan Bank stock                     2,389,800          2,389,800                  2,100,000          2,100,000
Federal Reserve Bank stock                          81,850             81,850                     81,850             81,850
Loans, net                                     191,427,588        189,106,709                183,808,894        179,303,140
Accrued interest receivable                      1,815,364          1,815,364                  1,455,363          1,455,363

Financial Liabilities:
Savings deposits                                 40,827,383        40,827,383                 36,556,699         36,556,699
Money market and demand deposits                 81,334,238        81,334,238                 78,101,067         78,101,067
Time certificates of deposit                     95,117,735        95,096,234                 82,575,016         82,564,243
Federal Home Loan Bank Advances                  28,000,000        28,000,000                 41,730,000         41,542,296
Collateralized borrowings                           973,986           973,986                    830,227            830,227



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2000 and 1999.

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

NOTE S - OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                                      2000
                                                                             ----------------------------------------------------
                                                                                Before-Tax       Tax (Expense)         Net-of-Tax
                                                                                    Amount             Benefit             Amount
                                                                             -------------      --------------      -------------
Unrealized holding gains arising during the period                           $   1,083,679      $     (429,156)     $     654,523
Less: reclassification adjustment for gains recognized in net income                   ---                 ---                ---
                                                                             -------------      --------------      -------------
Unrealized holding gain on available for sale securities, net of taxes       $   1,083,679      $    (429,156)      $     654,523
                                                                             =============      ==============      =============


                                                                                                      1999
                                                                             ----------------------------------------------------
                                                                                Before-Tax       Tax (Expense)         Net-of-Tax
                                                                                    Amount             Benefit             Amount
                                                                             -------------      --------------      -------------
S>
Unrealized holding losses arising during the period                          $  (1,283,764)     $      582,102      $    (701,662)
Less: reclassification adjustment for gains recognized in net income                34,418             (15,606)            18,812
                                                                             -------------      --------------      -------------
Unrealized holding loss on available for sale securities, net of taxes       $  (1,249,346)     $      566,496      $   (682,850)
                                                                             =============      ==============      ============

                                      F-21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL
          INFORMATION

FIRST LITCHFIELD FINANCIAL CORPORATION
Condensed Balance Sheets                                                                    Years Ended December 31,
                                                                                    ---------------------------------------
                                                                                         2000                      1999
                                                                                    -------------             -------------
Assets
   Cash and due from banks                                                          $     179,729             $     165,722
   Investment in The First National Bank of Litchfield                                 16,892,760                14,907,437
   Other assets                                                                           106,316                     6,462
                                                                                    -------------             -------------

Total Assets                                                                        $  17,178,805             $  15,079,621
                                                                                    =============             =============

Liabilities and Shareholders' Equity
Liabilities:
   Other liabilities                                                                $     159,046             $     153,412
                                                                                    -------------             -------------

Total Liabilities                                                                         159,046                   153,412
                                                                                    -------------             -------------

Shareholders' equity                                                                   17,019,759                14,926,209
                                                                                    -------------             -------------

Total Liabilities and Shareholders' Equity                                          $  17,178,805             $  15,079,621
                                                                                    =============             =============



Condensed Statements of Income                                                              Years Ended  December 31,
                                                                                    ---------------------------------------
                                                                                         2000                      1999
                                                                                    -------------             -------------
Dividends from subsidiary                                                           $     505,000             $     155,000
Other expenses, net                                                                        49,988                    19,512
                                                                                    -------------             -------------
Income before taxes and equity in earnings of subsidiary                                  455,012                   135,488
Income tax benefit                                                                        (16,831)                   (6,298)
                                                                                    --------------            ---------------
Income before equity in undistributed earnings of subsidiary                              471,843                   141,786
Equity in undistributed earnings of subsidiary                                          1,330,800                 1,613,639
                                                                                    -------------             -------------

Net income                                                                          $   1,802,643             $   1,755,425
                                                                                    =============             =============


Condensed Statements of Cash Flows                                                          Years Ended December 31,
                                                                                    -------------------------------------
                                                                                         2000                    1999
                                                                                    -------------           -------------
Cash flows from operating activities:
Net Income                                                                          $   1,802,643           $   1,755,425
Adjustments to reconcile net income
   to cash provided by operating activities:
     Equity in undistributed earnings of subsidiary                                    (1,330,800)             (1,613,639)
     Other, net                                                                           (15,022)                 45,135
                                                                                    --------------          -------------
Cash provided by operating activities                                                     456,821                 186,921
                                                                                    -------------           -------------

Cash flows from financing activities:
   Stock options exercised                                                                162,284                 118,206
   Distribution in cash for fractional shares of common stock                              (2,125)                 (3,877)
   Dividends paid on common stock                                                        (602,973)               (564,784)
                                                                                    -------------           -------------

   Cash used by financing activities                                                     (442,814)               (450,455)
                                                                                    -------------           -------------
   Net increase (decrease) in cash and cash equivalents                                    14,007                (263,534)
Cash and cash equivalents at the beginning of the year                                    165,722                 429,256
                                                                                    -------------           -------------

Cash and cash equivalents at the end of the year                                    $     179,729           $     165,722
                                                                                    =============           =============

                                      F-22

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company or the Bank during the 24 month period prior to December 31, 2000, or subsequently.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following table sets forth information concerning Directors and Executive Officers of the Company and/or the Bank. Unless otherwise indicated, each person has held the same or a comparable position with his present employer for the last five years. The Directors of the Company are elected for a term of three years with approximately one-third of the Directors elected in any one year. The Directors of the Bank and the officers of the Bank and the Company are all elected for terms of one year.

                                        Position Held with                                                       Expiration Date
Name and Age                                   the Company                                                       of Current Term
------------                            ------------------                                                       ---------------
Clayton L. Blick (83)                   Director of the Company since 1988 and of the Bank since 1953 (1)              2002

Ernest W. Clock (76)                    Chairman of the Board of Directors; Director of the Company since              2001
                                        1988 and of the Bank since 1973 (2)

John H. Field (75)                      Director of the Company and the Bank since 1990 (3)                            2003

Bernice D. Fuessenich (82)              Director of the Company since 1988 and of the Bank since 1978 (4)              2002

Perley H. Grimes, Jr. (56)              Director of the Company since 1988 and of the Bank since 1984 (5)              2003

Thomas A. Kendall (45)                  Director of the Company and of the Bank since 1999 (6)                         2003

George M. Madsen (67)                   Director of the Company and the Bank since 1988 (7)                            2001

Charles E. Orr (65)                     Director of the Company since 1988 and of the Bank since 1981 (8)              2003

William J. Sweetman (54)                Director of the Company and the Bank since 1990 (9)                            2001

H. Ray Underwood (47)                   Director of the Company and of the Bank since 1998 (10)                        2002

Patricia D. Werner (54)                 Director of the Company and the Bank since 1996 (11)                           2001

Jerome J. Whalen (59)                   President, Chief Executive Officer and Director of the Company and             2002
                                         of the Bank since 1990 (12)

Carroll A. Pereira (45)                 Senior Vice President and Chief Financial Officer of the Bank and              N/A
                                         Treasurer of the Company since 1984

Philip G. Samponaro (59)                Senior Vice President, Chief Administrative Officer, Cashier and
                                         Secretary of the Bank since 1976 and Secretary of the Company                 N/A

Revere H. Ferris (60)                   Senior Vice President and Senior Loan Officer of the Bank since 1997 (13)      N/A

John S. Newton (62)                     Senior Vice President and Trust Officer of the Bank since 1999 (14)            N/A

---------------------
1.   Mr. Blick is a Partner in the Law Firm of Cramer & Anderson.
2.   Mr. Clock is Chairman of the Board of F. North Clark Insurance Agency
3. Mr. Field is retired. He served as Executive Vice President of Union Carbide Corporation until December 1986.
4.   Ms. Fuessenich is a realtor and an owner of the Fuessenich Agency.
5.   Mr. Grimes is a Partner in the Law Firm of Cramer & Anderson.
6.   Mr. Kendall is a self employed investor.
7. Mr. Madsen is retired. He formally served as President of Roxbury Associates, Inc.

8.   Mr. Orr is President of New Milford Volkswagen, Inc.
9.   Mr. Sweetman is the President and owner of Dwan & Co., Inc.
10.  Mr. Underwood is Secretary and Treasurer of Underwood Services, Inc.
11.  Ms. Werner is the head of the Washington Montessori Association, Inc.
12. Mr. Whalen has served as the President of the Company and the Bank since March 1, 1990.
13. Mr. Ferris has served as Senior Vice President and Senior Loan Officer of the Bank since 1997. Mr. Ferris served as Vice President from January, 1997 through December, 1997 and served as Assistant Vice President from January, 1996 through December, 1996. From 1994 through December, 1995, Mr. Ferris was self employed as a financial consultant.
14. Mr. Newton has served as Senior Vice President and Trust Officer of the Bank since April, 1999. Prior to joining the Bank, Mr. Newton served as Vice President and Senior Trust Officer of The Bank of Western Massachusetts from October, 1995 to April, 1999. Prior to joining The Bank of Western Massachusetts, Mr. Newton served as Vice President and Senior Account Executive for Fidelity Management Trust Company from February, 1994 to May, 1995.

There are no arrangements or understandings between any of the Directors or any other persons pursuant to which any of the above Directors have been selected as Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information regarding the compensation paid by the Company and the Bank to certain Executive Officers of the Company and the Bank for services rendered in all capacities during the fiscal years ended December 31, 2000, 1999 and 1998. Other than the Named Executive Officers set forth below (the "Named Executive Officers") no other individual employed by the Company and/or the Bank received aggregate compensation of $100,000 or more during the fiscal year ended December 31, 2000.

                                                     SUMMARY COMPENSATION TABLE

                                                                                        Long-Term Compensation
                                                                                  --------------------------------
                                              Annual Compensation                     Awards                Payout
--------------------------------------------------------------------------------  ----------                ------
                                                                                  Restricted
Name and Principal                                                  Other Annual       Stock     Options/     LTIP         All Other
           Positon             Year  Salary($)(1)(2)    Bonus($) Compensation($)    Awards($)     SARs(#)   Payout   Compensation($)
------------------             ----  ---------------    -------- ---------------  -----------  ----------  -------   ---------------
Jerome J. Whalen               2000       $195,331      $            $                            ---                 $270,306 (3)
President and Chief            1999       $186,454                                              5,855 (4)             $  6,061 (5)
Executive Officer              1998       $170,746                                              5,855 (4)             $ 10,859 (6)
Of the Bank and
Company

Revere H. Ferris               2000       $107,056                                               ---                  $  3,205 (8)
Senior Vice President          1999       $102,316                                              3,861 (4)             $  3,064 (8)
of  the Bank and               1998      $  75,229                                              3,861 (4)             $  2,251 (8)
Senior Loan Officer of
The Bank

John S. Newton                 2000       $119,700                                                                    $  2,018 (8)
Senior Vice President and      1999      $  90,200
Trust Officer of the Bank

Carroll A. Pereira             2000       $101,127                                               ---                  $  3,028 (8)
Treasurer of the               1999      $  96,472                                              3,861 (4)             $  2,888 (8)
Company, Senior                1998      $  85,457                                              3,861 (4)             $ 29,252 (7)
Vice President  and
Chief Financial
Officer of the Bank

Philip G. Samponaro            2000       $106,536                                               ---                  $  3,190 (8)
Senior Vice President,         1999       $101,796                                              3,861 (4)             $  3,048 (8)
Chief Administrative           1998      $  94,196                                              3,861 (4)             $  2,703 (8)
Officer and Cashier
of the Bank and
Secretary of the
Company

--------------------

1. The Company furnishes the Named Executive Officers with certain non-cash compensation and other personal benefits aggregating less than 10% of their cash compensation.
2. All employees of the Bank, including the above Named Executive Officers, are eligible after 1 year of service to participate in the Bank's 401(k) deferred compensation plan. The Bank's contribution of up to 75% of the first 4% of each employee's voluntary salary reduction contributed to the 401(k) plan becomes immediately vested. The Named Executive Officer's compensation above is without deduction for their 401(k) contribution. Additionally, the Named Executive Officer's compensation includes the dollar value of any life and disability insurance premiums paid by the bank for the benefit of the Named Executive Officer.
3. Amount includes the Named Executive Officer's taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of the Named Executive Officer pursuant to the 1994 Supplemental Employee Retirement Plan Agreement, $478. Additionally, the amount includes $263,974, which can be attributed to the exercise of stock options by the Named Executive Officer and $5,856 which is the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer.
4. Options granted pursuant to the 1994 Stock Option Plan for officers and outside directors. The numbers of options have been adjusted to reflect stock splits and dividends. ( See "1994 Stock Option Plan for Officers and Outside Directors").
5. Amount includes the Named Executive Officer's taxable benefit portion of the Split Dollar Life Insurance policy for the benefit of the Named Executive Officer pursuant to the 1994 Supplemental Employee Retirement Plan Agreement, $460. ( See "1994 Supplemental Employee Retirement Plan for Mr. Whalen"). Additionally, the amount includes $5,601 which is the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer.
6. Amount includes the Named Executive Officer's taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of the Named Executive Officer pursuant to the 1994 Supplemental Employee Retirement Plan Agreement, $422. Additionally, the amount includes $5,422 which can be attributed to the exercise of stock options by the Named Executive Officer and $5,015 which is the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer.
 7. This amount includes $26,546 which can be attributed to the exercise of stock options by the Named Executive Officer and $2,706 which reflects the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer.
8. Amount reflects the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer.

Aggregated  Options/SAR  Exercises  in Last  Fiscal  Year and FY-End  Option/SAR
Values

         The following table sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held by the Named Executive Officers. The number of options and the per share exercise prices have been adjusted to reflect stock splits and dividends.

                                                                                     Number of
                                                                                   Securities/          Value of
                                                                                   Underlying        Unexercised
                                                                                   Unexercised      In-the-Money
                                                                                  Options/SARs      Options/SARs
                                                                                 at FY-End (#)  at FY-End ($)(1)
                                         Shares Acquired      Value Realized      Exercisable/      Exercisable/
Name                                     on Exercise (#)              ($)(2)     Unexercisable     Unexercisable
----                                     ---------------       -------------     -------------   ---------------

Jerome J. Whalen                                  29,997          $263,974(2)           27,910         $  26,949

Revere H. Ferris                                       0                   0             7,722         $       0

Carroll A. Pereira                                     0                   0            14,744         $   5,688

Philip G. Samponaro                                    0                   0            18,099         $  17,632


1. Represents the difference between the closing bid price of the Company's Common Stock at December 31, 2000, $10.63, and the exercise price of options, multiplied by the number of options. No SARs have been granted by the Company. Options are in the money if the fair market value of the underlying securities exceeds the exercise or base price of the options.
2. Represents the difference between the closing bid price of the Company's Common Stock on the date the options are exercised, $14.21, and the exercise price of options, multiplied by the number of options.

Agreements with Management
--------------------------

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

Agreements with Employees
-------------------------

While there are no employment contracts between the Company and any of its employees, there are change of control agreements between the Bank and thirty-one (31) employees who have been employed by the Bank for more than ten
(10) years. These agreements provide that in certain instances if the employee is terminated or reassigned within six (6) months following the occurrence of a change of control (as such term is defined in the Change of Control Agreements), then such individual shall be entitled to receive an amount as provided by such agreement equal to six (6) months salary, reasonable legal fees and expenses incurred by the employee as a result of such termination or reassignment, and continued participation in certain benefit plans.

Long Term Incentive and Deferred Compensation Agreements
--------------------------------------------------------

During November and December 2000, the Bank entered into Long Term Incentive Retirement Agreements (the "Executive Incentive Agreements") with the Named Executive Officers to encourage the Executives to remain employees of the Bank. The Executive Incentive Agreements will trigger the award of deferred bonuses to the Named Executive Officers if specified Bank performance objectives are achieved, based upon a formula approved by the Board of Directors and upon which tax deferred earnings will accrue at rates which will generally range between 4% and 15%. Amounts are awarded after the end of each fiscal year. 20% of such awards vest immediately, and the remaining awards vest 20% per additional year of service subsequent to the year with respect to which the award is granted with 100% vesting upon a change in control, termination without cause, or, at normal retirement or at age 55 with 20 years of service. If the Named Executive Officer dies while serving as an executive officer of the Bank, the amount payable to the participant's beneficiary is projected to be equivalent to the participant's projected retirement benefit (as defined in the Executive Incentive Agreements) if the Bank acquires and maintains a corporate life insurance policy on the life of the participant at the time of death (see below). Upon retirement, the Named Executive Officers' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen (15) years.

During November and December 2000, the Bank entered into Long Term Incentive Retirement Agreements with each of its Directors (the "Director Incentive
Agreements") to reward past service and encourage continued service of each Director. The Director Incentive Agreements will award a director with a right to earn and defer the receipt of a bonus in an amount or percentage of director and retainer fees, and have earnings accrue on such amounts at a rate anticipated to be between 4% and 15% and generally equivalent to the appreciation in the Company's stock price over the period of time for which the fees are deferred pursuant to the Director Incentive Agreements if specified Bank performance objectives are achieved. 20% of all amounts in the Director Incentive Agreements vest immediately, and the remaining awards vest 20% per additional year of service with 100% vesting upon a change in control, at normal retirement or full term years of service. If a participant dies while serving as an outside director of the Bank, the amount payable to the participant's beneficiary is projected to be equivalent to the participant's projected retirement benefit (as defined in the Director Incentive Agreements) if the Bank has acquired and maintains a corporate life insurance policy on the life of the participant at the time of death (see below). Upon retirement, the Directors' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over ten (10) years.

In concert with the Executive and Director Incentive Agreements, the Bank has invested $3.5 million in universal cash surrender value life insurance. Insurance policies were acquired on the lives of each of the Bank's Named
Executive Officers and all but three (3) of the Bank's directors which are designed to recover the costs of the Bank's Executive and Director Incentive Agreements. The policy death benefit has been structured to indemnify the Bank against the death benefit provision of these benefit agreements. The policies were paid with a single premium. Policy cash values will earn interest at a current rate of approximately 5.5% and policy mortality costs will be charged against the cash value monthly. There are no load or surrender charges associated with the policies.

1994 Supplemental  Employee Retirement Plan for President Whalen
----------------------------------------------------------------

Effective September 1, 1994, the Bank entered into a Supplemental Employee Retirement Plan Agreement (SERP) with Jerome J. Whalen, President and CEO. The SERP was amended in 1998. The purpose of the SERP is to provide him with increased retirement benefits through a trust arrangement, such that his total retirement payments from all sources will approximate 60% of his last three years annual compensation. Upon the death of Mr. Whalen, the Bank expects to recover its costs from the face amount of the policy. Upon termination of employment, prior to retirement, Mr. Whalen may continue the policy, provided he makes all future premium payments. The SERP became null and void on November 21, 2000, at which time the Bank entered an Executive Supplemental Compensation Agreement with Mr. Whalen as discussed below.

Executive Supplemental Compensation Agreement for President Whalen
------------------------------------------------------------------

Effective November 21, 2000, the Bank entered into an Executive Supplemental Compensation Agreement (the "Executive Agreement") with Jerome J. Whalen, President and CEO. The purpose of the Executive Agreement is to induce President Whalen to continue in the employ of the Bank and to recognize his past service by providing him with increased retirement benefits through a trust arrangement, such that his total retirement payments from all sources will approximate 60% of the average of the five (5) consecutive calendar years during Mr. Whalen's period of employment by the Bank in which his compensation, including any bonus, is the highest. The premium paid by the Bank on the policy to fund the Executive Agreement during 2000 was $37,250. Upon the death of Mr. Whalen, the Bank expects to recover its costs from the face amount of the policy. The Executive Agreement includes provisions which would prevent Mr. Whalen from working for a competitor in the proximity of the Bank.

1990 Stock Option Agreement with President Whalen
-------------------------------------------------

The Board of Directors, with shareholder approval on April 11, 1990, granted the Company's President, Jerome J. Whalen, stock options to purchase a maximum of 3,000 shares of the Company's Common Stock (the "1990 Plan"). The options have a term of ten (10) years from the 1990 date of grant. The original exercise price was $55.00 per share which was the fair market value of the Common Stock on March 1, 1990, the date Mr. Whalen joined the Company as President and Chief Executive Officer. On May 4, 1994, an amendment to the 1990 Plan was approved by shareholders thereby increasing the number of stock options available to President Whalen on December 31, 1994 to 3,829 at an adjusted price of $43.08 per share. As a result of stock splits and dividends, as of December 31, 1999, President Whalen had options to purchase 29,997 shares at a price of $5.41 per share pursuant to the 1990 Plan. In accordance with the Plan, Mr. Whalen exercised his options to purchase 29,997 shares of common stock in February, 2000.

1994 Stock Option Plan For Officers and Outside Directors
---------------------------------------------------------

On May 4, 1994, Shareholders approved a stock option plan for officers and outside directors of the Company and the Bank, respectively (the "1994 Stock Option Plan"). The Plan expired on May 4, 1999. Pursuant to the 1994 Stock Option Plan, in 1995, the Board of Directors granted options to President Whalen, which as a result of stock splits, stock dividends and exercises allows Mr. Whalen to purchase 5,028 shares of the Company's Common Stock at $7.07 per share, 5,586 shares of Common Stock at $9.01 per share and 5,586 shares of common stock of $10.69 per share, and 5,855 shares at an exercise price of $12.70 per share. In January, 1999, the Board granted options to President
Whalen, which as a result of a stock dividend, allows Mr. Whalen to purchase 5,855 shares at an exercise price of $16.78 per share.

Pursuant to the 1994 Stock Option Plan, in January 1995, the Board of Directors granted stock options to Mr. Samponaro which as a result of stock splits and dividends allows him to purchase 3,355 shares of the Company's Common Stock at $7.07 per share. In January 1996, the Board granted stock options to Ms. Pereira and Mr. Samponaro which as a result of stock splits and dividends allow each such individual to purchase 3,511 shares of the Company's Common Stock at $9.01 per share. In January 1997, the Board granted stock options to Ms. Pereira and Mr. Samponaro which as a result of stock splits and dividends allows such individuals to purchase 3,511 shares of Common Stock at an exercise price of $10.69 per share. In January 1998, the Board granted stock options to Ms. Pereira and Messrs. Ferris, and Samponaro which as a result of stock splits and dividends allow such individuals to each purchase 3,861 shares of Common Stock at an exercise price of $12.70 per share. In January, 1999, the Board granted options to each of these individuals, which as a result of a stock dividend, allows each individual to purchase 3,861 shares at an exercise price of $16.78 per share.

Pursuant to the 1994 Stock Option Plan, with the exceptions of Patricia D. Werner who became a director in 1996, H. Ray Underwood who became a Director in 1998 and Thomas A. Kendall who became a Director in 1999, each outside director who is not an officer of the Company or the Bank ("Outside Director") has received stock options, which are presently exercisable, to purchase a total of 4,442 shares of the Company's Common Stock. More specifically, in May 1994, each Outside Director was granted options, which as a result of stock splits and dividends allows such individuals to purchase 2,646 shares of Common Stock at $6.12 per share. Moreover, in June, 1995, each Outside Director was granted options, which as a result of stock splits and dividends allows such individuals to purchase 449 shares of Common Stock at $7.11 per share. In June 1996, each Outside Director was granted options, which as a result of stock splits and dividends, allows such individuals to purchase 449 shares of Common Stock at $9.74 per share. In June, 1997, each Outside Director was granted options which as a result of stock splits and dividends allows such individuals to purchase 449 shares of Common Stock at an exercise price of $10.80 per share. In June 1998, each Outside Director was granted options, which as a result of a stock dividend, allows each individual to purchase 449 shares of Common Stock at an exercise price of $15.19. Moreover, Patricia D. Werner has options to purchase 3,095 shares of Common Stock consisting of options to acquire 2,646 shares at $10.85 per share and options to acquire 449 shares at $15.19 per share.

401(k) Plan
-----------

The Bank offers an employee savings plan under Section 401(k) of the Internal Revenue Code. Currently, the Bank makes matching contributions equal to 75% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $75,250 for 2000 and $69,194 for 1999.

Noncontributory Defined Benefit Pension Plan
--------------------------------------------

The Bank has a noncontributory defined benefit pension plan that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five (5) years of employment. The Bank's funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank may determine to be appropriate from time to time.

Director Compensation
---------------------

In 2000, each Director of the Company who was not an employee of the Bank, received $300 for each Board meeting attended and $275 for each committee meeting attended. The Chairman of the Board of Directors also receives an annual retainer of $6,000 and each non-officer director of the Company also receives an annual retainer of $5,000 for serving as a director. Directors who are employees of the Bank receive no additional compensation for their services as members of the Board or any board committee.

Beginning in 1996, the Company offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Principal Shareholders

The following table includes certain information as of March 9, 2001 regarding the principal shareholders (the "Principal Shareholders") of the Company. With the exception of the Principal Shareholders listed below, the Company is not aware of any beneficial owner of five percent (5%) or more of the Company's Common Stock.

                                      Percent of
Name and Address                Number of Shares               Outstanding
of Beneficial Owner        Beneficially Owned (1)             Common Stock
-------------------        ----------------------             ------------

Donald K. Peck                      116,700  (2)                     7.34%
Litchfield, CT

William J. Sweetman           95,923 (3), (4)                        6.03%
Litchfield, CT
------------------
(1) The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.
(2) Includes shares owned by, or as to which voting power is shared with spouse.
(3) Includes options to purchase 4,442 additional shares of the Company's Common Stock.
(4) Includes 12,769 shares owned by an estate as to which individual has voting power as fiduciary of said estate.

(B) Security Ownership of Directors And Executive Officers

The following table sets forth the number and percentage of Common Stock beneficially owned by each Director of the Company and the Bank and by all the Company's and the Bank's Directors and Executive Officers as a group at March 9, 2001. Unless indicated otherwise in a footnote, the Directors and Executive Officers possess sole voting and investment power with respect to all shares shown.

Common Shares
Name Of                                         Beneficially Owned
Beneficial Owner                              At March 9, 2001 (1)                      Percent of Class
----------------------                        --------------------                      ----------------
Clayton L. Blick                                    12,120 (2) (3)                                 .76%

Ernest W. Clock                                     23,959 (2) (3)                               1.51%

John H. Field                                         7,358 (2)                                    .46%

Bernice D. Fuessenich                                  9,511 (2)                                   .60%

Perley H. Grimes, Jr                                  16,219 (2)                                  1.02%

Thomas A. Kendall                                       579                                       .04%

George M. Madsen                                     14,469 (2)                                    .91%

Charles E. Orr                                       12,653 (2)                                    .80%

William J. Sweetman                                  95,923 (2) (4)                               6.03%

H. Ray Underwood                                         115                                      . 01%

Patricia D. Werner                                    3,462 (5)                                    .22%

Jerome J. Whalen                                     43,731 (3) (6)                               2.75%

Carroll A. Pereira                                   14,937 (3)(7)                                .94%

Philip G. Samponaro                                  19,864 (8)                                   1.25%

Revere H. Ferris                                     35,642 (9)                                   2.24%

All Directors and Executive                          310,542                                     19.53%

Officers as a group (16 persons)
--------------------------------

(1) The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.
(2)  Includes options to purchase 4,442 shares of Common Stock.
(3) Includes shares owned by, or as to which voting power is shared with, spouse, children or controlled business.
(4) Includes 12,769 shares owned by an estate as to which individual has voting power as fiduciary of said estate.
(5)  Includes options to purchase 3,095 shares of Common Stock
(6)  Includes  options to purchase  27,910  shares of Common  Stock.
(7)  Includes  options to purchase  14,744  shares of Common  Stock.
(8) Includes options to purchase 18,099 shares of Common Stock. Includes 985 shares of common stock held in a trust for which Mr. Samponaro is a beneficiary.
(9) Includes options to purchase 7,722 shares of Common Stock. In addition, the total for Mr. Ferris includes 14,170 shares of common stock held in trusts for which Mr. Ferris serves as trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had and expects to have in the future, transactions in the ordinary course of its business with Directors, Officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, on terms that do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate dollar amount of these loans was $2,961,677 and $3,440,194 at December 31, 2000 and 1999, respectively. During 2000, $7,841,684 of new loans were made, and repayments totaled $8,320,201. At December 31, 2000, all loans to Officers, Directors, principal shareholders and their associates were performing in accordance with the contractual terms of the loans.

Clayton L. Blick and Perley H. Grimes, Jr., both of whom are Directors of the Company and the Bank, are partners in Cramer & Anderson, a law firm which renders certain legal services to the Bank in connection with various matters.
During 2000 and 1999, the Bank paid Cramer & Anderson $83,073 and $66,185, respectively for legal services rendered, a portion of which was reimbursed to the Bank by third parties.

Ernest W. Clock, Director of the Company and the Bank, is the Chairman of F. North Clark Insurance Agency, Inc., which serves as insurance agent for many of the Bank's insurance needs. In 2000, and 1999, the Bank paid insurance premiums to F. North Clark Insurance Agency, Inc. in the aggregate amount, of $74,040 and $72,472, respectively.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

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

10.7         Change in Control  Agreement  between  John S. Newton and  Company.
             Exhibit is incorporated by reference to Exhibit10.7 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

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

10.12 Executive Supplemental Compensation Agreement dated November 21, 2000 between the Company and Jerome J. Whalen.

10.13 Split Dollar Agreement with Salisbury Bank as Trustee dated November 21, 2000.

10.14 The Rabbi Trust Agreement with Salisbury Bank as Trustee dated November 21, 2000.

10.15        The  First   National  Bank  of  Litchfield   Executive   Incentive
             Retirement Agreement between Jerome J. Whalen and the Bank dated December 28, 2000.

10.16        The  First   National  Bank  of  Litchfield   Executive   Incentive
             Retirement Agreement between Carroll A. Pereira and the Bank dated November 30, 2000.

10.17        The  First   National  Bank  of  Litchfield   Executive   Incentive
             Retirement Agreement between Philip G. Samponaro and the Bank dated December 19, 2000.

10.18        The  First   National  Bank  of  Litchfield   Executive   Incentive
             Retirement Agreement between Revere H. Ferris and the Bank dated November 30, 2000.

10.19        The  First   National  Bank  of  Litchfield   Executive   Incentive
             Retirement Agreement between John S. Newton and the Bank dated December 21, 2000.

10.20 The First National Bank of Litchfield Director Incentive Retirement Agreement between Charles E. Orr and the Bank dated November 29, 2000.

10.21 The First National Bank of Litchfield Director Incentive Retirement Agreement between Patricia D. Werner and the Bank dated November 30, 2000.

10.22 The First National Bank of Litchfield Director Incentive Retirement Agreement between Clayton L. Blick and the Bank dated December 4, 2000.

10.23 The First National Bank of Litchfield Director Incentive Retirement Agreement between George M. Madsen and the Bank dated December 7, 2000.

10.24 The First National Bank of Litchfield Director Incentive Retirement Agreement between William J. Sweetman and the Bank dated December 20, 2000.

10.25 The First National Bank of Litchfield Director Incentive Retirement Agreement between H. Ray Underwood and the Bank dated December 20, 2000.

10.26 The First National Bank of Litchfield Director Incentive Retirement Agreement between Bernice D. Fuessenich and the Bank dated December 21, 2000.

10.27 The First National Bank of Litchfield Director Incentive Retirement Agreement between Thomas A. Kendall and the Bank dated December 26, 2000.

10.28 The First National Bank of Litchfield Director Incentive Retirement Agreement between Ernest W. Clock and the Bank dated December 26, 2000.

10.29 The First National Bank of Litchfield Director Incentive Retirement Agreement between Perley H. Grimes and the Bank dated December 27, 2000.

10.30 The First National Bank of Litchfield Director Incentive Retirement Agreement between John H. Field and the Bank dated December 4, 2000.

21.          List of Subsidiaries  of First  Litchfield  Financial  Corporation.
             Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

23.          Consent of McGladrey & Pullen, LLP


B.       Reports on Form 8-K.

The following reports were filed on Form 8-K:

1. On December 4, 2000, the Company filed a Form 8-K reporting the declaration of a $.10 per share quarterly dividend and a 5% stock dividend.

2. On February 26, 2001, the Company filed a Form 8-K reporting the declaration of a $.10 per share quarterly dividend. Also reported was the approval of a stock repurchase program.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001                  FIRST LITCHFIELD FINANCIAL CORPORATION


                                       By: /s/ Jerome J. Whalen
                                           ---------------------
                                           Jerome J. Whalen, President and
                                           Chief Executive Officer


Dated: March 29, 2001                  By: /s/ Carroll A. Pereira
                                           ----------------------
                                           Carroll A. Pereira,
                                           Principal Accounting Officer
                                           and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                             Title                          Date
----                             -----                          ----


 /s/ Jerome J. Whalen            President, Chief Executive     March 29, 2001
-------------------------
Jerome J. Whalen                 Officer and Director

 /s/ Clayton L. Blick            Director                       March 29, 2001
-------------------------
Clayton L. Blick

 /s/ Ernest W. Clock             Director                       March 29, 2001
-------------------------
Ernest W. Clock

 /s/ John H. Field               Director                       March 29, 2001
-------------------------
John H. Field

/s/ Bernice D. Fuessenich        Director                       March 29, 2001
-------------------------
Bernice D. Fuessenich

/s/ Perley H. Grimes, Jr.        Director                       March 29, 2001
-------------------------
Perley H. Grimes, Jr.

 /s/ Thomas A. Kendall           Director                       March 29, 2000
-------------------------
Thomas A. Kendall

 /s/ George M. Madsen            Director                       March 29, 2001
-------------------------
George M. Madsen

/s/ Charles E. Orr               Director                       March 29, 2001
-------------------------
Charles E. Orr

/s/ William J. Sweetman          Director                       March 29, 2001
-------------------------
William J. Sweetman

 /s/ H. Ray Underwood            Director                       March 29, 2001
-------------------------
H. Ray Underwood

/s/ Patricia D.  Werner          Director                       March 29, 2001
-------------------------
Patricia D. Werner