Form 10QSB
period 2001-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2001-05-15
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended: March 31, 2001

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         Commission File Number: 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
        ----------------------------------------------------------------
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

               Yes [ X ]         No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable data:
               1,590,465 shares of Common Stock, par value $.01 per share, were outstanding at April 26, 2001.

               Transitional Small Business Disclosure Format (check one):

               Yes [   ]      No  [ X ]

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                         Page
                                                                                         ----
Part I - Consolidated Financial Information

        Item 1 - Financial Statements

            Consolidated Balance Sheets - March 31, 2001(unaudited) and
                 December 31, 2000 . . . . . . . . . . . . . . . . . .. . . . . . . . . .  2

            Consolidated Statements of Income - Three months ended
                 March 31, 2001 and 2000 (unaudited).  . . . . . . . . . . . . . . . . . . 3

            Consolidated Statements of Comprehensive Income - Three months ended
                 March 31, 2001 and 2000 (unaudited) . . . . . . . . . . . . . . . . . . . 4

            Consolidated Statements of Cash Flows - Three months ended
                 March 31, 2001 and 2000 (unaudited)   . . . . . . . . . . . . . . . . . . 5

            Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . 6


        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . .. . . . . . . . 8


Part II - Other Information

        Item 1 - Legal Proceedings .. . . . . . . . . . . . . . . . . . . .. . . . . . .. 14

        Item 2 - Changes in Securities and Use of Proceeds   . . . . . . . . . . . . . .  14

        Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . .. . . . . . . . 14

        Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . 14

        Item 5 - Other Information . . . . . . . . . . . . . . . . . . . .. . . . . . . . 14

        Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .. . . . . . . .14


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . 19


FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS                                                                          March 31,       December 31,
                                                                                                       2001              2000
                                                                                                   -------------    ---------------
                                                                                                   (Unaudited)
ASSETS
    Cash and due from banks                                                                        $  10,250,000     $  10,897,885
    Federal Funds Sold                                                                                 7,886,825                --
                                                                                                   -------------     -------------
                                                                     CASH AND CASH EQUIVALENTS        18,136,825        10,897,885
                                                                                                   -------------     -------------
    Securities:
        Available for sale securities:
           US Treasuries and other securities (amortized cost
              $19,966,890-2001 and $27,464,048-2000)                                                 20,342,900        27,489,496
           Mortgage-backed securities (amortized cost
             $19,151,954-2001 and $20,888,334-2000)                                                  19,241,123        20,876,332
        Held to maturity securities:
           Mortgage-backed securities (market value
             $473,539-2001  and $988,944-2000)                                                          463,744           982,723
                                                                                                   -------------     -------------
                                                                     TOTAL SECURITIES                 40,047,767        49,348,551
                                                                                                   -------------     -------------

    Federal Home Loan Bank stock, at cost                                                              2,389,800         2,389,800
    Federal Reserve Bank stock, at cost                                                                   81,850            81,850
    Loans Receivable:
        Real estate-residential mortgage                                                             118,932,549       119,214,444
        Real estate-commercial mortgage                                                               24,711,436        25,437,159
        Real estate-construction                                                                       5,281,814         5,427,103
        Commercial                                                                                     8,476,329         8,136,115
        Installment                                                                                   29,635,221        32,275,064
        Other                                                                                            454,457           476,361
                                                                                                   -------------     -------------
                                                                     TOTAL LOANS                     187,491,806       190,966,246
        Net deferred loan origination costs                                                            1,346,058         1,433,233
        Allowance for loan losses                                                                       (904,998)         (971,891)
                                                                                                   -------------     -------------
                                                                     NET LOANS                       187,932,866       191,427,588
                                                                                                   -------------     -------------
    Bank premises and equipment, net                                                                   2,758,092         2,823,307
    Foreclosed real estate                                                                               300,000           300,000
    Accrued interest receivable                                                                        1,605,599         1,815,364
    Other assets                                                                                       5,902,841         5,743,197
                                                                                                   -------------     -------------

                                                                     TOTAL ASSETS                  $ 259,155,640     $ 264,827,542
                                                                                                   =============     =============

LIABILITIES
    Deposits:
        Noninterest bearing:
             Demand                                                                                $  37,432,700     $  36,766,207
        Interest bearing:
             Savings                                                                                  34,345,701        40,827,383
             Money market                                                                             46,490,308        44,568,031
             Time certificates of deposit in denominations of
              $100,000 or more                                                                        28,312,105        21,150,580
             Other time certificates of deposit                                                       83,411,097        73,967,155
                                                                                                   -------------     -------------
                                                                     TOTAL DEPOSITS                  229,991,911       217,279,356
                                                                                                   -------------     -------------

    Federal Home Loan Bank advances                                                                   10,000,000        28,000,000
    Collateralized borrowings                                                                                 --           973,986
    Deferred income taxes                                                                                290,360           137,436
    Accrued expenses and other liabilities                                                             1,313,495         1,417,006
                                                                                                   -------------     -------------
                                                                     TOTAL LIABILITIES               241,595,766       247,807,784
                                                                                                   -------------     -------------
    Commitments & Contingencies                                                                               --                --

SHAREHOLDERS' EQUITY
    Preferred stock $.00001 par value; 1,000,000 shares
    authorized, no shares
    outstanding Common stock $.01 par value
        Authorized - 5,000,000 shares
        2001 - Issued - 1,677,004 shares, outstanding
         - 1,590,465 shares
        2000 - Issued - 1,677,004 shares, outstanding
         - 1,590,465 shares                                                                               16,770            16,770
    Capital surplus                                                                                   11,980,943        11,980,943
    Retained earnings                                                                                  5,956,204         5,714,897
    Less: Treasury stock at cost-86,539 shares                                                          (701,061)         (701,061)
    Accumulated other comprehensive income-net unrealized gain
      on available for sale securities (net of taxes)                                                    307,018             8,209
                                                                                                   -------------     -------------
                                                                    TOTAL SHAREHOLDERS' EQUITY        17,559,874        17,019,758
                                                                                                   -------------     -------------
                                                                     TOTAL LIABILITIES AND
                                                                    SHAREHOLDERS' EQUITY           $ 259,155,640     $ 264,827,542
                                                                                                   =============     =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,                                                                        2001          2000
                                                                                                 ----------    -----------
INTEREST AND DIVIDEND INCOME
    Interest and fees on loans                                                                   $3,734,552    $3,578,171
                                                                                                 ----------    ----------

    Interest and dividends on securities:
         Mortgage-backed                                                                            368,512       364,628
         US Treasury and other                                                                      434,457       449,528
    Other interest income                                                                            30,620            97
                                                                                                 ----------    ----------
                                                                        TOTAL INTEREST INCOME     4,568,141     4,392,424
                                                                                                 ----------    ----------

INTEREST EXPENSE
    Interest on deposits:
         Savings                                                                                    131,408       126,316
         Money market                                                                               410,494       394,236
         Time certificates of deposit in denominations of
          $100,000 or more                                                                          329,210       167,775
         Other time certificates of deposit                                                       1,236,224       922,023
                                                                                                 ----------    ----------
                                                                   TOTAL INTEREST ON DEPOSITS     2,107,336     1,610,350
    Interest on Federal Home Loan Bank advances                                                     231,437       543,181
                                                                                                 ----------    ----------
                                                                       TOTAL INTEREST EXPENSE     2,338,773     2,153,531
                                                                                                 ----------    ----------
                                                                          NET INTEREST INCOME     2,229,368     2,238,893
PROVISION FOR LOAN LOSSES                                                                            60,000        45,000
                                                                                                 ----------    ----------
                                                                    NET INTEREST INCOME AFTER
                                                                    PROVISION FOR LOAN LOSSES     2,169,368     2,193,893
                                                                                                 ----------    ----------
NONINTEREST INCOME
    Banking service charges and fees                                                                184,159       141,665
    Trust                                                                                           220,000       210,000
    Other                                                                                            97,300        88,036
                                                                                                 ----------    ----------
                                                                     TOTAL NONINTEREST INCOME       501,459       439,701
                                                                                                 ----------    ----------
NONINTEREST EXPENSE
    Salaries                                                                                        820,266       762,398
    Employee benefits                                                                               237,446       231,848
    Net occupancy                                                                                   129,985       116,500
    Equipment                                                                                       113,013       114,510
    Legal fees                                                                                       48,467        65,384
    Directors fees                                                                                   50,453        35,704
    Computer services                                                                               212,258       199,246
    Supplies                                                                                         45,295        45,096
    Commissions, services and fees                                                                   48,403        77,374
    Postage                                                                                          32,849        25,832
    Advertising                                                                                      43,702        38,225
    Other                                                                                           309,101       262,404
                                                                                                 ----------    ----------
                                                                   TOTAL NONINTEREST EXPENSES     2,091,238     1,974,521
                                                                                                 ----------    ----------

                                                                   INCOME BEFORE INCOME TAXES       579,589       659,073
PROVISION FOR INCOME TAXES                                                                          179,236       223,081
                                                                                                 ----------    ----------
                                                                                   NET INCOME    $  400,353    $  435,992
                                                                                                 ==========    ==========

INCOME PER SHARE
                                                                   BASIC NET INCOME PER SHARE    $     0.25    $     0.28
                                                                                                 ==========    ==========
                                                                 DILUTED NET INCOME PER SHARE    $     0.25    $     0.27
                                                                                                 ==========    ==========


DIVIDENDS PER SHARE                                                                              $      .10    $      .10
                                                                                                 ==========    ==========


See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)


Three months ended March 31,                                                               2001         2000
                                                                                        ---------    ---------
Net income                                                                              $ 400,353    $ 435,992
Unrealized holding gains (losses) on securities:
           Unrealized holding gains (losses) arising during the period, net of taxes      298,809      (50,683)
                                                                                        ---------    ---------

Comprehensive income                                                                    $ 699,162    $ 385,309
                                                                                        =========    =========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


Three months ended March 31,                                                     2001               2000
                                                                             ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    400,353       $    435,992
Adjustments to reconcile net income to net cash
  provided by operating activities:
           Amortization and accretion of premiums and discounts
               on investment securities, net                                      (34,878)           (15,399)
           Provision for loan losses                                               60,000             45,000
           Depreciation and amortization                                           91,058             92,350
           Loss on sale of repossessed assets                                      28,831                 --
           Loss on disposals of bank premises and equipment                         2,718                 --
           Decrease (increase) in accrued interest receivable                     209,765            (81,717)
           (Increase) decrease in other assets                                   (163,721)            94,007
           Decrease (increase) in deferred loan origination costs                  87,175            (67,203)
           Decrease in accrued expenses and other liabilities                    (103,511)           (47,695)
                                                                             ------------       ------------

               Net cash provided by operating activities                          577,790            455,335
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
           Proceeds from maturities and principal payments                      1,768,483            837,480
           Purchases                                                                   --         (2,143,399)
Available for sale US Treasury and other investment securities:
           Proceeds from maturities                                             7,500,000                 --
           Purchases                                                                   --         (3,978,549)
Held to maturity mortgage-backed securities:
           Proceeds from maturities and principal payments                        518,912            311,455
Net decrease (increase) in loans                                                3,251,647         (4,848,288)
Proceeds from sale of repossessed assets                                           71,146                 --
Purchase of bank premises and equipment                                           (30,161)           (12,853)
Proceeds from sale of bank premises and equipment                                   1,600                 --
                                                                             ------------       ------------

           Net cash provided by (used in) investing activities                 13,081,627         (9,834,154)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, money market and demand deposits           (3,892,912)         2,785,684
Net increase in certificates of deposit                                        16,605,467          3,173,855
Net decrease in borrowings under Federal Home Loan
  Bank advances                                                               (18,000,000)        (4,565,000)
Net (decrease) increase in collateralized borrowings                             (973,986)            68,977
Proceeds from exercise of stock options                                                --            217,460
Dividends paid on common stock                                                   (159,046)          (148,493)
                                                                             ------------       ------------

           Net cash (used in) provided by financing activities                 (6,420,477)         1,532,483
                                                                             ------------       ------------

           Net increase (decrease) in cash and cash equivalents                 7,238,940         (7,846,336)

CASH AND CASH EQUIVALENTS, at beginning of period                              10,897,885         12,800,196
                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS, at end of period                                  $ 18,136,825       $  4,953,860
                                                                             ============       ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
           Interest on deposits and borrowings                               $  2,303,236       $  2,120,437
                                                                             ============       ============
           Income taxes                                                      $         --       $     46,952
                                                                             ============       ============

Non cash investing and financing activities:
           Transfer of loans to other real estate owned                      $         --       $         --
                                                                             ============       ============
           Transfer of loans to repossessed assets                           $     95,900       $         --
                                                                             ============       ============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2000.

   These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

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

   The following is information about the computation of net income per share for the three month periods ended March 31, 2001 and 2000. The 2000 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                                          Three Months Ended
                                                            March 31, 2001
                                                -----------------------------------------
                                                   Net                       Per Share
                                                 Income         Shares         Amount
                                                ---------      ---------      --------
Basic Net Income Per Share
   Income available to common shareholders      $ 400,353      1,590,465      $    .25

Effect of Dilutive Securities
   Options Outstanding                                 --         21,745

Diluted Net Income Per Share
   Income available to common shareholders
                                                ---------      ---------      ---------
   plus assumed conversions                     $ 400,353      1,612,210      $     .25
                                                =========      =========      =========


                                                          Three Months Ended
                                                            March 31, 2000
                                                -----------------------------------------
                                                   Net                       Per Share
                                                 Income         Shares         Amount
                                                ---------      ---------      --------
Basic Net Income Per Share
   Income available to common shareholders      $ 435,992      1,572,970      $    .28

Effect of Dilutive Securities
   Options Outstanding                                 --         63,247

Diluted Net Income Per Share
   Income available to common shareholders
                                                ---------      ---------      ---------
plus assumed conversions                        $ 435,992      1,636,217      $     .27
                                                =========      =========      =========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is a follows:

                                                                                       Three Months Ended
                                                                                          March 31, 2001
                                                                         ------------------------------------------------

                                                                           Before-Tax    Tax (Expense)     Net-of-Tax
                                                                             Amount         Benefit          Amount
                                                                            ---------      ---------       ---------
Unrealized holding gains arising during the period                          $ 451,733      $(152,924)      $ 298,809
Less: reclassification adjustment for amounts recognized in net income             --             --              --
                                                                            ---------      ---------       ---------

Unrealized holding gain on available for sale securities, net of taxes      $ 451,733      $(152,924)      $ 298,809
                                                                            =========      =========       =========

                                                                                         March 31, 2000
                                                                         ------------------------------------------------

                                                                           Before-Tax    Tax (Expense)     Net-of-Tax
                                                                             Amount         Benefit          Amount
                                                                            ---------      ---------       ---------
Unrealized holding losses arising during the period                         $(71,450)      $ 20,767        $(50,683)
Less: reclassification adjustment for amounts recognized in net income            --             --              --
                                                                            --------       --------        --------

Unrealized holding loss on available for sale securities, net of taxes      $(71,450)      $ 20,767        $(50,683)
                                                                            ========       ========        ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Litchfield Financial Corporation (the "Company") a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The First National Bank of Litchfield is the Company's only subsidiary and only source of income. The Bank has two subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law.

Both the Company and the Bank are headquartered in Litchfield, CT. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has six banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. In 1975 the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers.

As of March 31, 2001 the Company had total assets of $259,155,640, which was a decrease of approximately $5.7 million or 2.1% from year-end 2000 total assets of $264,827,542. The decrease in earning assets in 2000 resulted primarily from prepayments and calls in the investment portfolio. Funds received were used to reduce overnight borrowings.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of March 31, 2001 were $259,155,640, a decrease of $5,671,902 or 2.1% from year-end 2000 total assets of $264,827,542.

The decline in assets was experienced in both the loan and securities portfolios. Total securities as of March 31, 2001 aggregated $40,047,767, which is a decrease of $9,300,784 or 18.8% from the year-end 2000 level. During the first quarter of 2001, maturities and calls of US Government Treasury securities and agency bonds totaled $7,500,000. Due to the declining rate environment these funds were not reinvested in the securities portfolio but were used to decrease overnight borrowings and invested in overnight Federal Funds Sold. Net loans totaled $187,932,866 as of March 31, 2001, which is a decrease of $3,494,722 or 1.8% from the balance at December 31, 2000. The majority of the decline was in the installment loan portfolio, which decreased by

$2,639,843 from year-end 2000. Amortizations and prepayments in the installment loan portfolio along with management's decision to leave the indirect dealer financing market were the reasons for this decline.


Cash and cash equivalents totaled $18,136,825, an increase of $7,238,940 or 66.4% from year-end 2000. Funds received from maturities and calls in the securities portfolio along with deposit growth were temporarily invested in overnight Federal Funds Sold. The growing uncertainties in the economy and interest rate environment caused management reluctance to commit to longer term investments.

Total liabilities were $241,595,766 as of March 31, 2001 compared to total liabilities of $247,807,784 as of year-end 2000. Federal Home Loan Bank advances decreased by $18,000,000 reflective of management's goal of reducing the reliance on overnight borrowings. This was enabled by deposit growth as well as investment liquidity. Deposits increased by $12,712,555 or 5.9% during the first quarter of 2001. With the exception of savings deposits, all deposit products experienced increases during the first quarter. Uncertainty and volatility in other financial areas such as the stock market and mutual funds are believed to have renewed customer interest in certificates of deposit and other deposit products. Also, anticipation of declining interest rates motivated consumers to invest in certificates of deposit. Time certificates of deposit, both those with denominations under and over $100,000, increased by $16,605,467 or 17.5% from year-end 2000. Savings deposits declined by $6,481,682 or 15.9% from year-end 2000. This trend reflects a migration by consumers into certificates of deposits, in anticipation of the declining interest rate environment. The decrease in collateralized borrowings was due to the full repayment of the liability during this quarter.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2001 totaled $400,353. These earnings are 8.1% below earnings for the first quarter of 2000 which totaled $435,992. Basic and fully diluted income per share for the first quarter of 2001 were both $.25, compared to basic and diluted income per share of $.28 and $.27, respectively, earned for the first quarter of 2000.

Net Interest Income

Net interest income is comprised of the following for the three months ended March 31,

                                       2001                  2000
                                   -----------           ------------

Interest and dividend income        $4,568,141            $4,392,424
Tax-equivalent adjustments               5,851                15,483
Interest expense                    (2,338,773)           (2,153,531)
                                   -----------           -----------

Net interest income                 $2,235,219            $2,254,376
                                   ===========           ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended March 31, 2001 and 2000. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three months ended March 31, 2001            Three months ended March 31, 2000
                                         ---------------------------------------    -------------------------------------------
                                                           Interest                                      Interest
                                            Average         Earned/      Yield/        Average            Earned/        Yield/
                                            Balance          Paid        Rate          Balance             Paid           Rate
                                         -------------   ------------  ---------    --------------     -------------    -------
Assets
Interest Earning Assets:
Loans                                    $ 190,364,000    $ 3,740,403      7.86%      $185,654,000     $ 3,593,654       7.74%
Investment Securities                       47,736,000        802,969      6.73%        51,755,000         814,156       6.29%
Other interest earning assets                2,330,000         30,620      5.26%            30,000              97       1.29%
                                         -------------   ------------               --------------     -----------

Total interest earning assets              240,430,000      4,573,992      7.61%       237,439,000       4,407,907       7.43%

Allowance for loan losses                     (954,000)                                   (999,000)
Cash and due from banks                      7,799,000                                   6,100,000
Bank premises and equipment                  2,798,000                                   2,989,000
Net unrealized gain/loss on
  securities                                   212,000                                    (848,000)
Other assets                                 7,044,000                                   7,182,000
                                         -------------                              --------------

Total Average Assets                      $257,329,000                              $  251,863,000
                                         =============                              ==============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                         $  38,121,000   $    131,408      1.38%    $   35,636,000     $   126,316       1.42%
Money Market deposits                       45,049,000        410,494      3.64%        45,409,000         394,236       3.47%
Time deposits                              105,327,000      1,565,434      5.95%        84,684,000       1,089,798       5.15%
Borrowed funds                              15,235,000        231,437      6.08%        36,242,000         543,181       6.00%
                                         -------------   ------------               --------------     -----------

Total interest bearing liabilities         203,732,000      2,338,773      4.59%       201,971,000       2,153,531       4.27%

Demand deposits                             35,384,000                                  33,630,000
Other liabilities                              792,000                                   1,084,000
Shareholders' Equity                        17,421,000                                  15,178,000
                                         -------------                              --------------

Total liabilities and equity             $ 257,329,000                              $  251,863,000
                                         =============                              ==============

Net interest income                                      $  2,235,219                                  $ 2,254,376
                                                         ============                                  ===========
Net interest spread                                                        3.02%                                         3.16%
                                                                           =====                                         =====
Net interest margin                                                        3.72%                                         3.80%
                                                                           =====                                         =====



RATE/VOLUME ANALYSIS

                                                          3/31/01 Compared to 3/31/00
                                                          Increase (Decrease) Due to
                                               --------------------------------------------------
                                                Volume               Rate                Total
                                               ---------           ---------           ---------
Interest earned on:
Loans                                          $  92,033           $  54,716           $ 146,749
Investment securities                            (65,538)             54,351             (11,187)
Other interest income                             29,350               1,173              30,523
                                               ---------           ---------           ---------
Total interest earning assets                     55,845             110,240             166,085
                                               ---------           ---------           ---------

Interest paid on:
Deposits                                         237,123             259,863             496,986
Borrowed money                                  (319,022)              7,278            (311,744)
                                               ---------           ---------           ---------
Total interest bearing liabilities               (81,899)            267,141             185,242
                                               ---------           ---------           ---------

Increase (decrease) in net interest income     $ 137,744           $(156,901)          $ (19,157)
                                               =========           =========           =========


Of the $19,157 decrease in the net interest income, a decrease of $156,901 resulted from increases in interest rates earned or paid during 2001 and an increase of $137,744 is attributed to increases in the volume of average interest earning assets and interest bearing liabilities.

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

Tax-equivalent net interest income for the first quarter of 2001 totaled $2,235,219, a decrease of $19,157 or .8% from the 2000 first quarter results. The decrease in net interest income is due to a decline in the net interest margin. The net interest margin for the first quarter of 2001 was 3.72%, a decrease of 8 basis points from the first quarter of 2000. Although yields on earning assets rose 18 basis points from 7.43% to 7.61%, interest on deposits and borrowed funds increased 32 basis points from 4.27% to 4.59%. The aforementioned increase in certificates of deposit as well as competitive rates offered on those deposits drove these costs up.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2001 totaled $60,000, an increase of $15,000 from the first quarter of 2000. Management increased the loan loss provision primarily due to the increase in charge-offs and nonperforming loans. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve.

During the first quarter of 2001 the Company recorded net charge-offs of $126,893 compared to first quarter 2000 net charge-offs of $98,311. First quarter charge-offs for both years included writedowns and losses related primarily to the consumer loan portfolio, specifically in the indirect dealer loan program.

Noninterest Income

Noninterest income for the first quarter of 2001 totaled $501,459, an increase of $61,758 or 14% from the first quarter of 2000. This increase is due partially to increased income from trust fees which increased $10,000 from the first quarter of 2000. This increase is due partially to higher levels of trust assets as well as the continuation of fee increases initiated in 2000. Also contributing to the increase in noninterest income is the increase of $42,494 and fees from service charges on deposit accounts due to new fee schedules which became effective during the fourth quarter of 2000.

Noninterest Expense

First quarter 2001 noninterest expense totaled $2,091,238, an increase of 5.9% or $116,717 from the first quarter 2000 expenses totaling $1,974,521. Salary costs increased by $57,868 or 7.6% due to additions to staff and annual salary increases.

Other noninterest expense increased by $46,697 or 17.8% over the first quarter of 2000. This increase is due to cost increases for examinations and audit, software and losses on the sale of repossessed assets.

Income Taxes

The first quarter 2001 provision for income taxes totaled $179,236, a decrease of $43,845 from the same period in 2000. There are two factors contributing to this increase: a lower level of taxable income in 2001, and the elimination of state income tax expense related to passive investment income of Litchfield Mortgage Service Corporation, which is exempt from state income taxes. Litchfield Mortgage Service Corporation commenced operations in the fourth quarter of 2000.

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

As of March 31, 2001 the Company had $32,551,844 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At March 31, 2001 total shareholders' equity was $17,559,874 compared to $17,019,758 at December 31, 2000. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of March 31, 2001.

                                   Minimum
                                  Regulatory
                                 Capital Levels     The Company      The Bank
                                 --------------     -----------      --------
TIER 1:
  Leverage capital ratio                4%              6.69%          6.63%

  Risk-based capital ratio              4%             10.54%         10.46%

  Total risk-based capital ratio        8%             11.09%         11.01%

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended March 31, 2001 and 2000 are as shown below:


For the three months ended March 31,             2001              2000
                                            -------------     -------------

Balance at beginning of the year            $     971,891     $   1,014,522
Provision for loan losses                          60,000            45,000
Loans charged off                                (137,921)         (108,559)
Recoveries of loans previously charged off         11,028            10,248
                                            -------------     -------------

Balance at end of period                    $     904,998     $      961,211
                                            =============     ==============


The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of March 31, 2001 and December 31, 2000.


                                            March 31, 2001   December 31, 2000
                                            --------------   -----------------

Nonaccrual loans                             $   920,780       $    781,170

Other real estate owned                          300,000            300,000
                                             -----------       ------------

Total nonperforming assets                   $ 1,220,780       $  1,081,170
                                             ===========       ============

Loans past due in excess of 90 days and
  accruing interest                          $        --       $         --
                                             ===========       ============

Potential Problem Loans

As of March 31, 2001, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

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

Item 2.  Changes in Securities and Use of Proceeds - not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

A.             Exhibits

EXHIBIT INDEX

Exhibit
   No.              Exhibit
-------             -------


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

10.12 Executive Supplemental Compensation Agreement dated November 21, 2000 between the Company and Jerome J. Whalen. Exhibit is incorporated by reference to Exhibit 10.12 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.13 Split Dollar Agreement with Salisbury Bank as Trustee dated November 21, 2000. Exhibit is incorporated by reference to Exhibit 10.13 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.14 The Rabbi Trust Agreement with Salisbury Bank as Trustee dated November 21, 2000. Exhibit is incorporated by reference to Exhibit 10.14 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.15 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Jerome J. Whalen and the Bank dated December 28, 2000.
        Exhibit is incorporated by reference to Exhibit 10.15 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.16 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Carroll A. Pereira and the Bank dated November 30, 2000. Exhibit is incorporated by reference to Exhibit 10.16 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.17 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Philip G. Samponaro and the Bank dated December 19, 2000. Exhibit is incorporated by reference to Exhibit 10.17 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.18 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Revere H. Ferris and the Bank dated November 30, 2000.
        Exhibit is incorporated by reference to Exhibit 10.18 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.19 The First National Bank of Litchfield Executive Incentive Retirement Agreement between John S. Newton and the Bank dated December 21, 2000.
        Exhibit is incorporated by reference to Exhibit 10.19 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.20 The First National Bank of Litchfield Director Incentive Retirement Agreement between Charles E. Orr and the Bank dated November 29, 2000.
        Exhibit is incorporated by reference to Exhibit 10.20 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.21 The First National Bank of Litchfield Director Incentive Retirement Agreement between Patricia D. Werner and the Bank dated November 30, 2000. Exhibit is incorporated by reference to Exhibit 10.21 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.22 The First National Bank of Litchfield Director Incentive Retirement Agreement between Clayton L. Blick and the Bank dated December 4, 2000.
        Exhibit is incorporated by reference to Exhibit 10.22 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.23 The First National Bank of Litchfield Director Incentive Retirement Agreement between George M. Madsen and the Bank dated December 7, 2000.
        Exhibit is incorporated by reference to Exhibit 10.23 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.24 The First National Bank of Litchfield Director Incentive Retirement Agreement between William J. Sweetman and the Bank dated December 20, 2000. Exhibit is incorporated by reference to Exhibit 10.24 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.25 The First National Bank of Litchfield Director Incentive Retirement Agreement between H. Ray Underwood and the Bank dated December 20, 2000.
        Exhibit is incorporated by reference to Exhibit 10.25 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.26 The First National Bank of Litchfield Director Incentive Retirement Agreement between Bernice D. Fuessenich and the Bank dated December 21, 2000. Exhibit is incorporated by reference to Exhibit 10.26 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.27 The First National Bank of Litchfield Director Incentive Retirement Agreement between Thomas A. Kendall and the Bank dated December 26, 2000. Exhibit is incorporated by reference to Exhibit 10.27 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.28 The First National Bank of Litchfield Director Incentive Retirement Agreement between Ernest W. Clock and the Bank dated December 26, 2000.
        Exhibit is incorporated by reference to Exhibit 10.28 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.29 The First National Bank of Litchfield Director Incentive Retirement Agreement between Perley H. Grimes and the Bank dated December 27, 2000.
        Exhibit is incorporated by reference to Exhibit 10.29 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.30 The First National Bank of Litchfield Director Incentive Retirement Agreement between John H. Field and the Bank dated December 4, 2000.
        Exhibit is incorporated by reference to Exhibit 10.30 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

21. List of Subsidiaries of First Litchfield Financial Corporation. Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

B.      Reports on Form 8-K

        The Company filed a report on Form 8-K on February 26, 2001 to report that the Company's Board of Directors approved a stock repurchase program to acquire up to an aggregate of 50,000 shares of the Corporation's outstanding shares, which would represent approximately 3.3% of the outstanding company stock of the Corporation.

        The Form 8-K also reported that the Company's Board of Directors declared a quarterly cash dividend of $ .10 per share to be paid on April 25, 2001 to shareholders of record as of March 9, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 15, 2001            FIRST LITCHFIELD FINANCIAL CORPORATION



                                 By:  /s/ Jerome J. Whalen
                                          -------------------------------
                                          Jerome J. Whalen, President and
                                          Chief Executive Officer


Dated:   May 15, 2001            By:  /s/ Carroll A. Pereira
                                          --------------------------------
                                          Carroll A. Pereira,
                                          Chief Financial Officer