Form 10QSB
period 2001-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2001-08-14
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934

       For the quarterly period ended:  June 30, 2001

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

         Yes [ X ]         No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,590,465 shares of Common Stock, par value $.01 per share, were outstanding at July 27, 2001.

         Transitional Small Business Disclosure Format (check one):

         Yes [   ]      No  [ X ]

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
Part I - Consolidated Financial Information

        Item 1 - Financial Statements

              Consolidated Balance Sheets - June 30, 2001 (unaudited) and
                  December 31, 2000 . . . . . . . . . . . . . . . . . . . . .  2

              Consolidated Statements of Income  - Three months and
                  six months ended June 30, 2001 and 2000  (unaudited). . . .  3

              Consolidated Statements of Comprehensive Income  -
                  Six months ended June 30, 2001 and 2000  (unaudited)  . . .  4

              Consolidated Statements of Cash Flows  -  Six months
                 ended June 30, 2001 and 2000   (unaudited) . . . . . . . . .  5

              Notes to Consolidated Financial Statements  . . . . . . . . . .  6


        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . .  9


Part II - Other Information

           1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 19

           2.  Changes in Securities and Use of Proceeds  . . . . . . . . . . 19

           3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 19

           4.  Submission of Matters to a Vote of Security Holders  . . . . . 19

           5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . 20

           6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . 20


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25



FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                        June 30,          December 31,
                                                                                     2001                2000
                                                                                 -------------      -------------
                                                                                  (Unaudited)
ASSETS
   Cash and due from banks                                                       $  10,759,330      $  10,897,885
                                                                                 -------------      -------------
                                              CASH AND CASH EQUIVALENTS             10,759,330         10,897,885
                                                                                 -------------      -------------
   Securities:
     Available for sale securities:
       US Treasuries and other securities (amortized cost $14,971,595-2001          15,146,170         27,489,496
            and $27,464,048-2000)
       Mortgage-backed securities (amortized cost $13,765,343-2001
        and $20,888,334-2000)                                                       13,864,322         20,876,332
        State & municipal securities (amortized cost $9,222,584-2001)                9,222,590               --
        Corporate & other bonds (amortized cost $2,110,975-2001)                     2,110,950               --
     Held to maturity securities:
       Mortgage-backed securities (market value $418,437-2001
        and $988,944-2000)                                                             412,077            982,723
                                                                                 -------------      -------------
                                                       TOTAL SECURITIES             40,756,109         49,348,551
                                                                                 -------------      -------------

   Federal Home Loan Bank stock, at cost                                             2,389,800          2,389,800
   Federal Reserve Bank stock, at cost                                                  81,850             81,850
   Loans Receivable:
     Real estate-residential mortgage                                              121,044,388        119,214,444
     Real estate-commercial mortgage                                                24,932,004         25,437,159
     Real estate-construction                                                        3,978,973          5,427,103
     Commercial                                                                      7,736,654          8,136,115
     Installment                                                                    26,861,352         32,275,064
     Other                                                                             104,398            476,361
                                                                                 -------------      -------------
                                                            TOTAL LOANS            184,657,769        190,966,246
     Net deferred loan origination costs                                             1,124,930          1,433,233
     Allowance for loan losses                                                        (904,015)          (971,891)
                                                                                 -------------      -------------
                                                              NET LOANS            184,878,684        191,427,588
                                                                                 -------------      -------------
   Bank premises and equipment, net                                                  2,703,591          2,823,307
   Foreclosed real estate                                                              300,000            300,000
   Accrued interest receivable                                                       1,719,473          1,815,364
   Bank owned life insurance                                                         5,791,672          3,691,668
   Other assets                                                                      2,116,135          2,051,529
                                                                                 -------------      -------------

                                                           TOTAL ASSETS          $ 251,496,644      $ 264,827,542
                                                                                 =============      =============

LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                   $  42,623,216      $  36,766,207
     Interest bearing:
        Savings                                                                     38,490,821         40,827,383
        Money market                                                                42,126,092         44,568,031
        Time certificates of deposit in denominations of $100,000 or more           28,540,805         21,150,580
        Other time certificates of deposit                                          80,550,256         73,967,155
                                                                                 -------------      -------------
                                                         TOTAL DEPOSITS            232,331,190        217,279,356
                                                                                 -------------      -------------

   Federal Home Loan Bank advances                                                        --           28,000,000
   Collateralized borrowings                                                              --              973,986
   Deferred income taxes                                                               225,200            137,436
   Accrued expenses and other liabilities                                            1,393,386          1,417,006
                                                                                 -------------      -------------
                                                      TOTAL LIABILITIES            233,949,776        247,807,784
                                                                                 -------------      -------------
   Commitments & Contingencies                                                            --                 --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2001 - Issued - 1,677,004 shares, outstanding - 1,590,465 shares
     2000 - Issued - 1,677,004 shares, outstanding - 1,590,465 shares                   16,770             16,770
   Capital surplus                                                                  11,980,944         11,980,943
   Retained earnings                                                                 6,069,682          5,714,897
   Less: Treasury stock at cost-86,539 shares                                         (701,061)          (701,061)
   Accumulated other comprehensive income-net unrealized gain
     on available for sale securities (net of taxes)                                   180,533              8,209
                                                                                 -------------      -------------
                                             TOTAL SHAREHOLDERS' EQUITY             17,546,868         17,019,758
                                                                                 -------------      -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 251,496,644      $ 264,827,542
                                                                                 =============      =============

See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                               2001           2000           2001           2000
                                                            ----------     ----------     ----------     ----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                               $3,470,657      3,729,325     $7,205,209     $7,307,496

   Interest and dividends on securities:
      Mortgage-backed                                          301,376        392,046        669,888        756,674
      US Treasury and other                                    327,303        501,273        761,760        950,801
          State & municipal securities                          18,341           --           18,341           --
          Corporate & other bonds                                4,482           --            4,482           --
   Deposits with banks                                              32              9             75            106
   Other interest income                                       183,254           --          213,831           --
                                                            ----------     ----------     ----------     ----------
                          TOTAL INTEREST INCOME              4,305,445      4,622,653      8,873,586      9,015,077
                                                            ----------     ----------     ----------     ----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                  130,328        128,375        261,736        254,691
      Money market                                             365,632        388,909        776,126        783,145
      Time certificates of deposit in denominations
          $100,000 or more                                     355,076        175,082        684,286        342,857
      Other time certificates of deposit                     1,237,166        996,525      2,473,390      1,918,548
                                                            ----------     ----------     ----------     ----------
                     TOTAL INTEREST ON DEPOSITS              2,088,202      1,688,891      4,195,538      3,299,241
   Interest on Federal Home Loan Bank advances                 145,484        704,029        376,921      1,247,210
                                                            ----------     ----------     ----------     ----------
                                TOTAL INTEREST EXPENSE       2,233,686      2,392,920      4,572,459      4,546,451
                                                            ----------     ----------     ----------     ----------
                            NET INTEREST INCOME              2,071,759      2,229,733      4,301,127      4,468,626
PROVISION FOR LOAN LOSSES                                       60,000         45,000        120,000         90,000
                                                            ----------     ----------     ----------     ----------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES              2,011,759      2,184,733      4,181,127      4,378,626
                                                            ----------     ----------     ----------     ----------
NONINTEREST INCOME
   Banking service charges and fees                            185,880        158,632        370,039        300,297
   Trust                                                       219,258        210,000        439,258        420,000
   Gains on the sales of available for sale securities           8,642           --            8,642           --
   Other                                                        93,491        101,538        190,791        189,574
                                                            ----------     ----------     ----------     ----------
                       TOTAL NONINTEREST INCOME                507,271        470,170      1,008,730        909,871
                                                            ----------     ----------     ----------     ----------
NONINTEREST EXPENSE
   Salaries                                                    871,584        821,142      1,691,850      1,583,540
   Employee benefits                                           228,796        207,957        466,242        439,805
   Net occupancy                                               121,477        110,048        251,462        226,548
   Equipment                                                   109,705        124,044        222,718        238,554
   Legal fees                                                   49,360         69,749         97,827        135,133
   Directors fees                                               30,604         38,500         81,057         74,204
   Computer services                                           187,279        159,207        399,537        358,453
   Supplies                                                     48,857         41,396         94,152         86,492
   Commissions, services and fees                               40,369         55,755         88,772        133,129
   Postage                                                      28,011         24,990         60,860         50,822
   Advertising                                                  58,417         60,499        102,119         98,724
   OREO & non-performing loan expenses-net                       4,953          1,605         10,065          1,605
   Other                                                       349,515        297,228        653,504        559,632
                                                            ----------     ----------     ----------     ----------
                     TOTAL NONINTEREST EXPENSES              2,128,927      2,012,120      4,220,165      3,986,641
                                                            ----------     ----------     ----------     ----------

                     INCOME BEFORE INCOME TAXES                390,103        642,783        969,692      1,301,856
PROVISION FOR INCOME TAXES                                     117,578        234,573        296,814        457,654
                                                            ----------     ----------     ----------     ----------
                                     NET INCOME             $  272,525     $  408,210     $  672,878     $  844,202
                                                            ==========     ==========     ==========     ==========

INCOME PER SHARE
                     BASIC NET INCOME PER SHARE             $     0.17     $     0.26     $     0.42     $     0.53
                                                            ==========     ==========     ==========     ==========
                   DILUTED NET INCOME PER SHARE             $     0.17     $     0.25     $     0.42     $     0.52
                                                            ==========     ==========     ==========     ==========

   Dividends Per Share                                      $     0.10     $     0.10     $     0.20     $     0.20
                                                            ==========     ==========     ==========     ==========


See Notes to Consolidated Financial Statements

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three months ended June 30,                                                             2001           2000
                                                                                     ---------      ---------
Net income                                                                           $ 272,525      $ 408,210
Unrealized holding gains (losses) on securities:
       Unrealized holding (losses) gains arising during the period, net of taxes      (126,485)        19,688
                                                                                     ---------      ---------

Comprehensive income                                                                 $ 146,040      $ 427,898
                                                                                     =========      =========



Six months ended June 30,                                                               2001           2000
                                                                                     ---------      ---------
Net income                                                                           $ 672,878      $ 844,202
Unrealized holding gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period, net of taxes       172,324        (30,995)
                                                                                     ---------      ---------

Comprehensive income                                                                 $ 845,202      $ 813,207
                                                                                     =========      =========



See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                                                              Six Months Ended June 30,
                                                                                2001              2000
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $    672,878      $    844,202
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                          (52,932)          (41,532)
       Provision for loan losses                                                 120,000            90,000
       Depreciation and amortization                                             179,527           186,877
       Gains on sale of available for sale securities                             (8,642)             --
       Loss on the sale of repossessed assets                                     56,703             7,900
       Loss on disposals of bank premises and equipment                            2,263              --
       Decrease (increase) in accrued interest receivable                         95,891          (256,706)
       Increase in other assets                                                 (254,849)         (257,016)
       Decrease (increase) in deferred loan origination costs                    308,303          (175,661)
       Decrease in accrued expenses and other
           liabilities                                                           (23,620)          (17,912)
                                                                            ------------      ------------

           Net cash provided by operating activities                           1,095,522           380,152
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                         4,077,942         1,870,858
       Purchases                                                                    --          (5,702,436)
       Proceeds from sales                                                     3,030,450              --
Available for sale US Treasury and other investment securities:
       Proceeds from maturity                                                  9,500,000              --
              Purchases                                                             --          (4,962,135)
       Proceeds from sales                                                     3,075,235              --
Available for sale State & municipal and other bonds
       Purchases                                                             (11,340,028)             --
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                           570,506           742,051
       Purchase of Federal Home Loan Bank Stock                                     --
                                                                                                  (289,800)
Net decrease (increase) in loans                                               5,958,790        (7,605,422)
Proceeds from the sale of repossessed assets                                     195,347            55,128
Purchase of bank premises and equipment                                          (64,129)         (120,958)
Proceeds from sale of bank premises and equipment                                  2,055              --
Purchase of Bank owned life insurance                                         (2,000,000)             --
                                                                            ------------      ------------

       Net cash provided by (used in) investing activities                    13,006,168       (16,012,714)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and
  demand deposits                                                              1,078,508         6,970,614
Net increase in certificates of deposit                                       13,973,326         3,047,606
Net (decrease) increase in borrowings under Federal Home
  Loan  Bank advances                                                        (28,000,000)          920,000
Net (decrease) increase in collateralized borrowings                            (973,986)          105,829
Proceeds from exercise of stock options                                             --             217,460
Dividends paid on common stock                                                  (318,093)         (299,986)
                                                                            ------------      ------------

       Net cash (used in) provided by financing activities                   (14,240,245)       10,961,523
                                                                            ------------      ------------

       Net decrease in cash and cash equivalents                                (138,555)       (4,671,039)

CASH AND CASH EQUIVALENTS, at beginning of period                             10,897,885        12,800,196
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, at end of period                                 $ 10,759,330      $  8,129,157
                                                                            ============      ============

SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest on deposits and borrowings                                  $  4,579,390      $  4,584,086
                                                                            ============      ============
       Income taxes                                                         $    360,000      $    446,952
                                                                            ============      ============
Non-cash investing and financing activities:
       Transfer of loans to other real estate owned                         $       --        $    300,000
                                                                            ============      ============
       Transfer of loans to repossessed assets                              $     95,900      $     67,100
                                                                            ============      ============
       Accrued dividends declared                                           $    159,046      $    159,046
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

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of First Litchfield Financial Corporation (the "Company") and notes thereto for the fiscal year ended December 31, 2000.

    These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

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

    The following is information about the computation of net income per share for the three and six month periods ended June 30, 2001 and 2000. The 2000 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

    For  the Three Months Ended June 30, 2001

                                                 Net                       Per Share
                                                 Income       Shares         Amount
                                                 ------       ------         ------
Basic Net Income Per Share
  Income available to common shareholders       $ 272,525     1,590,465     $   .17

Effect of Dilutive Securities
  Options Outstanding                                --          22,459

Diluted Net Income Per Share
  Income available to common shareholders
  plus assumed conversions
                                                ---------     ---------     -------
                                                $ 272,525     1,612,924     $   .17
                                                =========     =========     =======

    For the Three Months Ended June 30, 2000

                                                 Net                       Per Share
                                                 Income       Shares         Amount
                                                 ------       ------         ------
    Basic Net Income Per Share
      Income available to common shareholders   $408,210      1,590,465     $   .26

    Effect of Dilutive Securities
      Options Outstanding                             --         26,699

    Diluted Net Income Per Share
      Income available to common shareholders
      plus assumed conversions
                                                --------      ---------     -------
                                                $408,210      1,617,164     $   .25
                                                ========      ==========    =======

    For the Six Months Ended June 30, 2001

                                                 Net                       Per Share
                                                 Income       Shares         Amount
                                                 ------       ------         ------
    Basic Net Income Per Share
      Income available to common shareholders   $672,878      1,590,465     $   .42

    Effect of Dilutive Securities
      Options Outstanding                             --         22,102

    Diluted Net Income Per Share
      Income available to common shareholders
      plus assumed conversions
                                                --------      ---------     -------
                                                $672,878      1,612,567     $   .42
                                                ========      =========     =======


    For the Six Months Ended June 30, 2000

                                                 Net                       Per Share
                                                 Income       Shares         Amount
                                                 ------       ------         ------


    Basic Net Income Per Share
      Income available to common shareholders   $844,202      1,581,718     $   .53

    Effect of Dilutive Securities
      Options Outstanding                             --         44,973

    Diluted Net Income Per Share
      Income available to common shareholders
      plus assumed conversions
                                                -------       ---------     -------
                                               $844,202       1,626,691     $   .52
                                               ========       =========     =======


4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                     Three Months Ended
                                                                                        June 30, 2001
                                                                          ----------------------------------------

                                                                          Before-Tax    Tax (Expense)   Net-of-Tax
                                                                            Amount          Benefit        Amount
                                                                           ---------      ---------      ---------
Unrealized holding losses arising during the period                        $(210,287)     $  78,098      $(132,189)
Less: reclassification adjustment for amounts recognized in net income         8,642         (2,938)         5,704
                                                                           ---------      ---------      ---------

Unrealized holding loss on available for sale securities, net of taxes     $(201,645)     $  75,160      $(126,485)
                                                                           =========      =========      =========

                                                                                        June 30, 2000
                                                                          ----------------------------------------

                                                                          Before-Tax    Tax (Expense)   Net-of-Tax
                                                                            Amount          Benefit        Amount
                                                                           ---------      ---------      ---------
Unrealized holding gains arising during the period                         $ 32,249       $(12,561)       $ 19,688
Less: reclassification adjustment for amounts recognized in net income         --               --              --
                                                                           --------       --------        --------

Unrealized holding gain on available for sale securities, net of taxes     $ 32,249       $(12,561)       $ 19,688
                                                                           ========       ========        ========


                                                                                       Six Months Ended
                                                                                        June 30, 2001
                                                                          ----------------------------------------

                                                                          Before-Tax    Tax (Expense)   Net-of-Tax
                                                                            Amount          Benefit        Amount
                                                                           ---------      ---------      ---------
Unrealized holding gains arising during the period                          $ 268,730      $ (90,702)     $ 178,028
Less: reclassification adjustment for amounts recognized in net income         (8,642)         2,938         (5,704)
                                                                            ---------      ---------      ---------

Unrealized holding gain on available for sale securities, net of taxes      $ 260,088      $ (87,764)     $ 172,324
                                                                            =========      =========      =========

                                                                                        June 30, 2000
                                                                          ----------------------------------------

                                                                          Before-Tax    Tax (Expense)   Net-of-Tax
                                                                            Amount          Benefit        Amount
                                                                           ---------      ---------      ---------
Unrealized holding losses arising during the period                        $(39,201)      $  8,206       $(30,995)
Less: reclassification adjustment for amounts recognized in net income         --              --            --
                                                                           --------       --------       --------

Unrealized holding loss on available for sale securities, net of taxes     $(39,201)      $  8,206       $(30,995)
                                                                           ========       ========       ========


5. Certain 2000 amounts have been reclassified to conform with the 2001 presentation, and such reclassifications had no effect on net income.

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

As of June 30, 2001 the Company had assets of $251,496,644 which was a decrease of $13,330,898 or 5.0% from year-end 2000 assets of $264,827,542. The decline in assets was in both the securities and loan portfolios. This decline was due to prepayments and calls in the securities portfolio. The decline in the loan portfolio was due to prepayments and amortizations of loans which were not replaced by new loan origination.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of June 30, 2001 were $251,496,644, a decrease of $13,330,898 or 5.0% from year-end 2000 assets of $264,827,542. Assets decreased by $13.3 million as prepayments and calls in the securities portfolio and prepayments and amortization of loans, were used primarily to repay FHLB advances outstanding.

The securities portfolio decreased by $8,592,442 or 17.4% during the first six months of 2001. Maturities and calls of Treasury securities and U.S. Government agency bonds totaled $14,148,448. Sales of available for sale securities totaled $6,105,685. Purchases of new securities for the first six months however only totaled $11,340,028, which resulted in the overall decrease in the portfolio. The security sales and subsequent purchases were made to reposition the portfolio to take advantage of rate and market opportunities.

Net loans totaled $184,878,684 as of June 30, 2001, which was a decrease of $6,548,904 or 3.4% from the year end balance. Most of the decline was in the installment loan portfolio, which decreased by $5,413,712 over the first six months of the year. The amortization and prepayments in this portfolio have been nearly twice than expected from the contractual terms of the loans. New loan origination in these loans has been minimal since the management decision to no longer participate in dealer financing loans. There were also slight declines experienced in commercial and construction mortgages as well as in commercial loans. Residential mortgage loans however, increased by $1,829,944, which offset some of the declines in the other loan categories.

Bank-owned life insurance totaled $5,791,672 as of June 30, 2001. This balance has increased over 56.9% since year-end 2000. During the second quarter of 2001, additional insurance was purchased in conjunction with funding employee benefits plans. This purchase increased the cash surrender value of bank owned life insurance by $ 2 million.

Total liabilities were $233,949,776 as of June 30, 2001, which is a decline of $13,858,008 or 5.6% from the December 31, 2000 level of $247,807,784. Deposits have increased to $232,331,190, an increase of 6.9% from year-end. Increases were experienced in demand deposits and in time certificates of deposit. Demand deposits totaled $42,623,216, an increase of $5,857,009 from December 31, 2000. The increase in demand deposits is attributed to seasonal growth typically arising from tax deposits and refunds, as well as growth resulting from apparent customer uncertainty in the interest and economic environment. Other time certificates of deposit increased by $6,583,101 or 8.9% from December 31, 2000. This growth was experienced primarily in short-term certificates of deposit resulting from rate promotions earlier in the year. Rate promotions and market uncertainty are the causes of the similar increase in certificates of deposit of $100,000 or more. These deposits have increased by $7,390,255 since December 31, 2000.

All Federal Home Loan Bank advances were paid off during the first six months of 2001 as a result of the aforementioned decline in earning assets, loans and securities, as well as due to deposit growth. Federal Home Loan Bank advances totaled $28,000,000 as of year-end 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Summary

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

Net income for the second calendar quarter of 2001 totaled $272,525 which is a decline of $135,685 or 33.2% from second quarter 2000 earnings of $408,210. Quarterly basic and fully diluted net income per share for 2001 were both $.17 per share compared to $.26 per share and $.25 per share, respectively, for the same period in 2000.

Net Interest Income

Net interest income is comprised of the following for the three months ended June 30,



                                              2001                2000
                                          ----------          ----------
Interest and dividend income              $4,305,445          $4,622,653
Tax-equivalent adjustments                     1,412              16,269
Interest expense                          (2,233,686)         (2,392,920)
                                          ----------          ----------

Net interest income                       $2,073,171          $2,246,002
                                          ==========          ==========



The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended June 30, 2001 and 2000. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                   Three months ended June 30, 2001        Three months ended June 30,  2000
                                            ---------------------------------------     ----------------------------------------
                                                               Interest                                    Interest
                                                Average        Earned/       Yield/        Average         Earned/        Yield/
                                                Balance         Paid         Rate          Balance           Paid          Rate
                                                -------         ----         ----          -------           ----          ----
Assets
Interest Earning Assets:
Loans                                       $187,052,000     $3,472,069       7.42%     $190,398,000      $3,745,594        7.87%
Investment Securities                         39,481,000        651,502       6.60%       55,946,000         893,319        6.39%
Other interest earning assets                 17,081,000        183,286       4.29%            3,000               9        1.20%
                                            ------------     ----------                 -------------     ----------

Total interest earning assets                243,614,000      4,306,857       7.07%      246,347,000       4,638,922        7.53%

Allowance for loan losses                       (890,000)                                   (987,000)
Cash and due from banks                        7,481,000                                   6,368,000
Bank premises and equipment                    2,742,000                                   2,959,000
Net unrealized gain/loss on
  securities                                     460,000                                  (1,386,000)
Foreclosed real estate                           300,000                                      76,000
Other assets                                   6,850,000                                   7,642,000
                                            ------------                                ------------

Total Average Assets                        $260,557,000                                $261,019,000
                                            ============                                ============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                            $ 36,591,000     $  130,328       1.42%     $ 35,850,000      $  128,375        1.43%
Money Market deposits                         44,199,000        365,632       3.31%       43,363,000         388,909        3.59%
Time deposits                                112,797,000      1,592,242       5.65%       85,842,000       1,171,607        5.46%
Borrowed funds                                 9,529,000        145,484       6.11%       43,098,000         704,029        6.53%
                                            ------------     ----------                 -------------     ----------

Total interest bearing liabilities           203,116,000      2,233,686       4.40%      208,153,000       2,392,920        4.60%

Demand deposits                               38,844,000                                  36,468,000
Other liabilities                                964,000                                     972,000
Shareholders' Equity                          17,633,000                                  15,426,000
                                            ------------                                 -----------

Total liabilities and equity                $260,557,000                                $261,019,000
                                            ============                                ============

Net interest income                                          $2,073,171                                   $2,246,002
                                                             ==========                                   ==========
Net interest spread                                                           2.67%                                         2.93%
Net interest margin                                                           3.40%                                         3.65%


RATE/VOLUME ANALYSIS
                                                                     Three months ended
                                                                 6/30/01 Compared to 6/30/00
                                                                  Increase (Decrease) Due to

                                             Volume                            Rate                    Total
                                            --------                         -------                 ---------
Interest earned on:
Loans                                       ($64,942)                      ($208,583)                ($273,525)
Investment securities                       (270,802)                         28,985                  (241,817)
Other interest income                        183,194                              83                   183,277
                                            --------                        --------                 ---------
Total interest earning assets               (152,550)                       (179,515)                 (332,065)

Interest paid on:
Deposits                                     303,994                          95,317                   399,311
Borrowed money                              (515,291)                        (43,254)                 (558,545)
                                            ---------                       ---------                ----------
Total interest bearing liabilities          (211,297)                         52,063                  (159,234)
                                            --------                        --------                 ---------

Increase (decrease) in net interest income   $58,747                       $(231,578)                ($172,831)
                                             =======                       ==========                ==========

Of the $172,831 decrease in the net interest income, a decrease of $231,578 resulted from interest rate declines during 2001 and an increase of $58,747 is attributed to changes in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the second quarter of 2001 decreased $172,831 or 7.7% from second quarter 2000. The decrease in net interest income is due primarily to a lower net interest margin experienced in the second quarter of 2001. The net interest margin for the second quarter of 2001 was 3.40%, 25 basis points lower than that for the second quarter of 2000. The primary cause of the decline is due to an additional amortization of deferred loan origination costs during the second quarter. This charge of $145,000 was necessitated by a change in the estimate of prepayments in the dealer loan portfolio. Also impacting the decline in net interest income was interest on earning assets decreasing at a faster rate than funding costs. From the second quarter of 2000, funding costs decreased 20 basis points from 4.60% to 4.40%. Earning assets yields however, decreased 46 basis points, from 7.53% to 7.07% due to the change in the estimate described above and a lower overall interest rate environment resulting from Federal Reserve interest rate cuts. The lag in funding cost is due to the higher balances of certificates of deposits with terms of six months to one year which were originated late in 2000 or early in 2001. Although deposit rates declined during the first six months of 2001, most of these deposits are not scheduled to mature and reprice to lower rates until later this year. Interest on borrowed funds declined by $558,545 due mostly to the decrease in borrowed funds. Average borrowed funds for the second quarter of 2001 totaled $9.5 million, borrowed funds averaged $43.1 million during the second quarter of 2000. Management anticipates that the net interest income for the remaining quarters of 2001 is reasonably likely to improve from second quarter income. Management's expectation for such improvement is based upon growth due to second and third quarter investments in the securities portfolio, an anticipated reduction in the amortization of deferred loan origination costs and maturing, and repricing of time deposits.

Provision for Loan Losses

The provision for loan losses for the second quarter of the year totaled $60,000, an increase of $15,000 from the second quarter of 2000. The increase was necessitated by higher losses in the loan portfolio.

During the second quarter of 2001, the Company recorded net charge-offs of $60,982 compared to net recoveries of $27,105 for the same period in 2000. The increase in net charge-offs relates primarily to losses on installment loans made through the discontinued indirect loan program.
See ("Allowance for Loan Losses").

Noninterest Income

Three month noninterest income through June 30, 2001 totaled $507,271, an increase of $37,101 or 7.9% from the $470,170 earned for the same period in 2000. Banking service charges and fees have increased by $27,248 or 17.2%. This increase was caused by increases in fees from overdrafts and service charges on checking accounts. Trust fees increased by $9,258 or 4.4% resulting from higher levels of trust assets and fee increases. Management anticipates that trust fee income will be enhanced as fee increases are applied to more accounts. Second quarter other noninterest income totaled $93,491, decreasing 7.9% from the second quarter of 2000. A decrease in the income from the sale of mutual funds was the cause of this decline. Income related to the increase in the cash surrender value of bank owned life insurance will increase during the third and fourth quarters of the year due to the purchase of $2 million in bank owned life insurance during the second quarter. Finally, the gain on the sale of securities totaling $8,642 was the result of sales of available for sale securities during the quarter. There were no sales of securities during 2000.

Noninterest Expense

For the three months ended June 30, 2001, noninterest expense totaled $2,128,927, an increase of $116,807 or 5.8% and from the similar period in 2000. Salary and benefits costs increased by $74,281 due mostly to staffing increases and salary adjustments.

Computer services expense totaled $187,279 for the second quarter of 2001, an increase of $28,072 or 17.6% from the second quarter of 2000. The increase in these costs is related to both general account processing and in trust account processing. Other noninterest expenses totaled $349,515 for the quarter and were $52,287 above 2000 costs. The two expenses causing this variance were losses on the sale of repossessed collateral which increased $23,572 or 548.2% over last year, and agency fees which increased $24,708 above the same quarter of 2000. Legal fees which totaled $49,360, decreased by $20,389 from the second quarter of 2000.

Second quarter expenses for occupancy, postage and supplies increased by a total of $21,911 over the same quarter in 2000. This increase was offset by decreases in costs for equipment, director's fees and commissions which decreased by a total of $37,621 from the second quarter of 2000.

Income Taxes

The provision for income taxes for the three month period ended June 30, 2001 totaled $117,578 which is a decrease of $116,995 or 49.9% from the same period in 2000. The causes of this decline are twofold; lower pretax income which is due to generally lower quarterly earnings, and the reduction of state taxes which is due to the Bank's establishment of the passive investment subsidiary during the fourth quarter of 2000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001
COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Summary

Net income for the Company for the six months ended June 30, 2001 totaled $672,878, a decrease of $171,324 or 20.3% from 2000 earnings of $844,202. Basic and diluted net income per share for the six month period were both $.42 per share. These results are correspondingly lower than the $.53 and $.52 per share reported for the first six months of 2000.

Net Interest Income

Net interest income is comprised of the following for the six months ended June 30,

                                                                  2001                       2000
                                                              -------------             --------------
              Interest and dividend income                    $   8,873,586             $   9,015,077
              Tax-equivalent adjustments                              7,263                    31,752
              Interest expense                                   (4,572,459)               (4,546,451)
                                                              -------------             -------------

              Net interest income                             $   4,308,390             $   4,500,378
                                                              =============             =============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the six months ended June 30, 2001 and 2000. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                 Six months ended June 30, 2001               Six months ended June 30,  2000
                                        ------------------------------------------       ----------------------------------------
                                                             Interest                                    Interest
                                           Average           Earned/        Yield/           Average     Earned/          Yield/
                                           Balance             Paid          Rate            Balance       Paid             Rate
                                           -------             ----          ----            -------       ----             ----
Assets
Interest Earning Assets:
Loans                                   $188,708,000        $7,212,472       7.64%        $188,026,000   $7,339,248        7.81%
Investment Securities                     43,614,000         1,454,471       6.67%          53,856,000    1,707,475        6.34%
Other interest earning assets              9,700,000           213,906       4.41%              11,000          106        1.93%
                                        ------------        ----------                    ------------   ----------

Total interest earning assets            242,022,000         8,880,849       7.34%         241,893,000    9,046,829        7.48%

Allowance for loan losses                   (922,000)                                         (993,000)
Cash and due from banks                    7,640,000                                         6,234,000
Bank premises and equipment                2,770,000                                         2,974,000
Net unrealized gain/loss on
  securities                                 336,000                                        (1,117,000)
Foreclosed real estate                       300,000                                            38,000
Other assets                               6,797,000                                         7,412,000
                                        ------------                                      ------------

Total Average Assets                    $258,943,000                                      $256,441,000
                                        ============                                      ============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                         $37,356,000        $  261,736       1.40%        $ 35,743,000   $  254,691        1.43%
Money Market deposits                     44,624,000           776,126       3.48%          44,386,000      783,145        3.53%
Time deposits                            109,062,000         3,157,676       5.79%          85,263,000    2,261,405        5.30%
Borrowed funds                            12,382,000           376,921       6.09%          39,670,000    1,247,210        6.29%
                                        ------------        ----------                    ------------   ----------

Total interest bearing liabilities       203,424,000         4,572,459       4.50%         205,062,000    4,546,451        4.43%

Demand deposits                           37,114,000                                        35,049,000
Other liabilities                            878,000                                         1,028,000
Shareholders' Equity                      17,527,000                                        15,302,000
                                        ------------                                      ------------

Total liabilities and equity            $258,943,000                                      $256,441,000
                                        ============                                      ============

Net interest income                                         $4,308,390                                   $4,500,378
                                                            ==========                                   ==========
Net interest spread                                                          2.84%                                         3.05%
Net interest margin                                                          3.56%                                         3.72%


RATE/VOLUME ANALYSIS
                                                                   Six months ended
                                                              6/30/01 Compared to 6/30/00
                                                               Increase (Decrease) Due to

                                                          Volume         Rate           Total
                                                         ---------      ---------      ---------
Interest earned on:
Loans                                                    $  26,538      ($153,314)     ($126,776)
Investment securities                                     (337,949)        84,945       (253,004)
Other interest income                                      213,488            312        213,800
                                                         ---------      ---------      ---------
Total interest earning assets                              (97,923)       (68,057)      (165,980)

Interest paid on:
Deposits                                                   542,950        353,347        896,297
Borrowed money                                            (831,878)       (38,411)      (870,289)
                                                         ---------      ---------      ---------
Total interest bearing liabilities                        (288,928)       314,936         26,008
                                                         ---------      ---------      ---------

Increase (decrease) in net interest income               $ 191,005      $(382,993)     ($191,988)
                                                         =========      =========      =========

The $191,988 decrease in the net interest income reflects a decrease of $382,993 resulted from interest rate fluctuations during 2000 and an increase of $191,005 attributed to changes in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the first six months of 2001 decreased $191,988 or 4.3% from the same period in 2000. The decrease is due primarily to the lower net interest margin (net interest income divided by average earning assets). The net interest margin was 3.56% for the six months ended June 30, 2001. This margin has decreased 16 basis points from the 3.72% for the similar period of 2000. The yield on earning assets through June 30, 2001 was 7.34%, 14 basis points below the 7.48% yield earned during the first six months of 2000. Contributing to this decline was the decline in the overall rate environment as well as the additional amortization of $145,000 in installment loan origination fees during the first six months of the year as previously described.. Had there been no change to estimated dealer loan repayments, the yield on earning assets would have been 7.46% and net interest income would have been $4,453,390, which would represent a decrease of 1% in net interest income from net interest income generated during the first six months of 2000.

 Funding costs increased by 7 basis points from 4.43% to 4.50%. The mix of funding liabilities has changed. As of June 30, 2000, 17% of average funding had been through borrowed money and 83% through deposits; as of June 30, 2001, average funding through borrowed money and deposits was 5% and 95% respectively. Higher certificate of deposit costs were not completely offset by lower balances of borrowed money and increased volume of demand deposits. Also, as stated previously, many certificates of deposit were originated late in 2000 or early in 2001 at promotional rates, because these deposits have not matured they have not repriced to the currently lower rates.

Management's plans for improving net interest income for the remainder of 2001 involve efforts to increase levels of earning assets and lower funding costs as time deposits mature and reprice. Furthermore, no additional special amortization charges related to installment loan origination fees are expected to be necessary during the remainder of the year.

Provision for Loan Losses

The provision for loan losses for the first six months of the year totaled $120,000, an increase of $30,000 from the first six months of 2000. Charge-offs in the loan portfolio, particularly in the consumer installment loans, was the primary reason for the increased provision. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses.

During the first six months of 2001, the Company recorded net charge-offs of $187,876 compared to net charge-offs of $71,205 for the first six months of 2000. The increase in net charge-offs for the first six months of 2001 was caused by credit losses in the consumer loan portfolio.

Noninterest Income

Year to date noninterest income as of June 30, 2001 totaled $1,008,730, an increase of $98,859 or 10.9% from the $909,871 earned for the same period in 2000. Banking service charges and fees have increased by $69,742 or 23.2% from the first six months of 2000. This increase was caused by increases in fees from overdrafts and monthly service charges on demand deposits. Also contributing to the increase in noninterest income is increased trust fees. Fees from trust services increased by $19,258 or 4.6%. The increased volume of trust assets as well as the imposition of fee increases effective in 2000 have resulted in the additional income. Trust fees are expected to be greater for the remainder of the year as more trust accounts reflect the increased fees. Other noninterest income totaled $190,791 for the first six months of the year. This income, which includes fees from the sales of mutual funds, increases in the cash surrender value of bank owned life insurance and income from safe deposit rent, was similar to the $189,574 earned for the same period last year. Additional income related to the second quarter purchase of bank owned life insurance should result in an increase in other noninterest income during the remaining six months of 2001. The gain on the sale of available for sales securities of $8,642 for the first six months of 2001 is the result of the previously mentioned sales of securities. There were no sales of securities during 2000.

Noninterest Expense

As of June 30, 2001, six month noninterest expense totaled $4,220,165, an increase of 5.9% and $233,524 from the same period of 2000. Salary and benefits costs increased by a total of $134,747 due to salary adjustments and additions to staff. Other noninterest expense increased by $93,872. Much of this increase is due to losses on the sale of repossessed assets which totaled $56,703, an increase of $48,803 from the same period in 2000. Increases in expenses for personnel placement fees and exam and audit fees also contributed to the increase in other noninterest expense

Legal fees for the first six months of 2001 totaled $97,827, decreasing $37,306 or 27.6% from the first six months of 2000 primarily because fees for the first six months of 2001 included expenses associated with the Company's filing of registration statements with the SEC, registering its securities and to fees associated with the Company's initial disclosure and reporting responsibilities as a SEC reporting company.

Management of the Company has implemented measures designed to reduce noninterest expenses for the remainder of 2001. Among these measures are staffing changes which are intended to result in lower salary costs, advertising, travel, data processing and seminar expenses.

The provision for income taxes for the first six months of 2001 totaled $296,814, a decrease of $160,840 from the same period in 2000. This decline is attributed to the lower level of taxable income in 2001 and the elimination of state taxes which is due to the Bank's establishment of the passive investment subsidiary during the fourth quarter of 2000.


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

As of June 30, 2001 the Company had $38,281,751 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At June 30, 2001, total shareholders' equity was $17,546,868 compared to $17,019,758 at December 31, 2000. From a regulatory perspective, the capital ratios of the Company and the Bank, place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of June 30, 2001.

                                                       Minimum
                                                      Regulatory
                                                    Capital Levels       The Company           The Bank
                                                    --------------       -----------           --------
TIER 1:
  Leverage capital ratio                                 4%                 6.67%                 6.61%

  Risk-based capital ratio                               4%                10.66%                10.58%

  Total risk-based capital ratio                         8%                11.22%                11.13%


ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended June 30, 2001 and 2000 are shown below:

                                                      Six months ended June 30,
                                                      2001             2000
                                                   -----------      -----------

Balance at beginning of the year                   $   971,891      $ 1,014,522
Provision for loan losses                              120,000           90,000
Loans charged off                                     (224,679)        (132,018)
Recoveries of loans previously charged off              36,803           60,813
                                                   -----------      -----------

Balance at end of period                           $   904,015      $ 1,033,317
                                                   ===========      ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of June 30, 2001 and December 31, 2000.

                                                   June 30, 2001   December 31, 2000
                                                   -------------   -----------------
Nonaccrual loans                                     $  706,563       $  781,170

Other real estate owned                                 300,000          300,000
                                                     ----------       ----------

Total nonperforming assets                           $1,006,563       $1,081,170
                                                     ==========       ==========

Loans past due in excess of 90 days and
  accruing interest                                  $   88,738       $     --
                                                     ==========       ==========

Potential Problem Loans

As of June 30, 2001, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and nonfinancial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Such developments could have an adverse impact on the Company and the Bank's financial position and results of operation.

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

Item 2.  Changes in Securities and Use of Proceeds - Not applicable

Item 3.  Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 23, 2001. Shareholders voted on the election of directors.


The vote for re-electing each of the four (4) Directors listed below to serve for a term of three years is as follows:

                                                                                  Withholding
                                                                   For            Authority
                                                                   ---            ---------
Ernest W. Clock        Number of Shares:                           967,336          17,765
                                                                   -------          ------
                       Percentage of Shares Voted:                  98.20%           1.80%
                                                                   -------          ------
                       Percentage of Shares Entitled to Vote:       60.82%           1.12%
                                                                   -------          ------

                                                                                Withholding
                                                                   For            Authority
                                                                   ---            ---------
George M. Madsen       Number of Shares:                           967,336          17,765
                                                                   -------          ------
                       Percentage of Shares Voted:                  98.20%           1.80%
                                                                   -------          ------
                       Percentage of Shares Entitled to Vote:       60.82%           1.12%
                                                                   -------          ------

                                                                                Withholding
                                                                   For            Authority
                                                                   ---            ---------
William J. Sweetman    Number of Shares:                           968,166          16,935
                                                                   -------          ------
                       Percentage of Shares Voted:                  98.28%           1.72%
                                                                   -------          ------
                       Percentage of Shares Entitled to Vote:       60.87%           1.06%
                                                                   -------          ------

                                                                                Withholding
                                                                   For            Authority
                                                                   ---            ---------
Patricia D. Werner     Number of Shares:                           967,887          17,214
                                                                   -------          ------
                       Percentage of Shares Voted:                  98.25%           1.75%
                                                                   -------          ------
                       Percentage of Shares Entitled to Vote:       60.86%           1.08%
                                                                   -------          ------

The following other Directors' terms continued after the meeting:

Clayton L. Blick
John H. Field
Bernice D. Fuessenich
Perley H. Grimes, Jr.
Thomas A. Kendall
Charles E. Orr
H. Ray Underwood
Jerome J. Whalen

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


B.       Reports on Form 8-K

             The Company filed a Form 8-K on May 30, 2001 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Wednesday, May 23, 2001.

             The Form 8-K also reported that the Company's Board of Directors declared a quarterly cash dividend of $ .10 per share to be paid on July 25, 2001 to shareholders of record as of June 22, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 13, 2001             FIRST LITCHFIELD FINANCIAL CORPORATION


                                     By: /s/ Jerome J. Whalen
                                         --------------------
                                         Jerome J. Whalen, President and
                                         Chief Executive Officer


Dated:  August 13, 2001              By:  /s/ Carroll A. Pereira
                                          ----------------------
                                          Carroll A. Pereira, Treasurer
                                          (Principal Accounting Officer)