Form 10QSB
period 2001-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2001-11-14
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the quarterly period ended: September 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,590,465 shares of Common Stock, par value $.01 per share, were outstanding at October 29, 2001.


Transitional Small Business Disclosure Format (check one):  Yes [_]  No  [X]

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                         Page
                                                                                         ----
Part I - Consolidated Financial Information

        Item 1 - Financial Statements

              Consolidated Balance Sheets - September 30, 2001 (unaudited) and
                  December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . .   2

              Consolidated Statements of Income  - Three months and nine months ended September 30, 2001 and 2000 (unaudited). . . . . . . . . .  3

              Consolidated Statements of Comprehensive Income  -Three months
                  and nine months ended September 30, 2001 and 2000 (unaudited). . . . .   4

              Consolidated Statements of Cash Flows  -  Nine months
                 ended September 30, 2001 and 2000 (unaudited) . . . .. . . . .. . . . .   5

              Notes to Consolidated Financial Statements . . . . . . . . . . . .. . . .    6


        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .    9


Part II - Other Information

        1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

        2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . .   18

        3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . .   18

        4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .   18

        5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   18

        6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .   18


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                    September 30,       December 31,
                                                                                   2001                 2000
                                                                              --------------       -------------
                                                                                (Unaudited)
ASSETS
   Cash and due from banks                                                    $    7,075,151       $  10,897,885
                                                                              --------------       -------------
                                              CASH AND CASH EQUIVALENTS            7,075,151          10,897,885
                                                                              --------------       -------------
   Securities:
     Available for sale securities:
       US Treasuries and other securities (amortized cost $6,974,086-2001          7,254,110          27,489,496
            and $27,464,048-2000)
       Mortgage-backed securities (amortized cost $32,184,954-2001
        and $20,888,334-2000)                                                     32,564,606          20,876,332
       State & municipal securities (amortized cost $11,387,605-2001)             11,437,046                  --
       Corporate & other bonds (amortized cost $2,085,642-2001)                    2,107,798                  --
     Held to maturity securities:
       Mortgage-backed securities (market value $372,813-2001
        and $988,944-2000)                                                           364,331             982,723
                                                                              --------------       -------------
                                                       TOTAL SECURITIES           53,727,891          49,348,551
                                                                              --------------       -------------

   Federal Home Loan Bank stock, at cost                                           2,389,800           2,389,800
   Federal Reserve Bank stock, at cost                                                81,850              81,850
   Loans Receivable:
     Real estate-residential mortgage                                            119,693,715         119,214,444
     Real estate-commercial mortgage                                              26,182,842          25,437,159
     Real estate-construction                                                      4,527,176           5,427,103
     Commercial                                                                    7,962,309           8,136,115
     Installment                                                                  24,668,488          32,275,064
     Other                                                                            57,209             476,361
                                                                              --------------       -------------
                                                            TOTAL LOANS          183,091,739         190,966,246
     Net deferred loan origination costs                                           1,036,167           1,433,233
     Allowance for loan losses                                                      (932,783)           (971,891)
                                                                              --------------       --------------
                                                              NET LOANS          183,195,123         191,427,588
                                                                              --------------       -------------
   Bank premises and equipment, net                                                2,662,390           2,823,307
   Foreclosed real estate                                                            300,000             300,000
   Accrued interest receivable                                                     1,648,922           1,815,364
   Bank owned life insurance                                                       5,869,670           3,691,668
   Other assets                                                                    2,080,223           2,051,529
                                                                              --------------       -------------

                                                           TOTAL ASSETS       $  259,031,020       $ 264,827,542
                                                                              ==============       =============

LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                $   39,843,463       $  36,766,207
     Interest bearing:
        Savings                                                                   38,183,771          40,827,383
        Money market                                                              49,136,722          44,568,031
        Time certificates of deposit in denominations of $100,000 or more         29,210,293          21,150,580
        Other time certificates of deposit                                        79,750,914          73,967,155
                                                                              --------------       -------------
                                                         TOTAL DEPOSITS          236,125,163         217,279,356
                                                                              --------------       -------------

   Federal Home Loan Bank advances                                                 3,000,000          28,000,000
   Collateralized borrowings                                                              --             973,986
   Deferred income taxes                                                             380,831             137,436
   Accrued expenses and other liabilities                                          1,244,979           1,417,006
                                                                              --------------       -------------
                                                      TOTAL LIABILITIES          240,750,973         247,807,784
                                                                              --------------       -------------
   Commitments & Contingencies                                                            --                  --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2001 - Issued - 1,677,004 shares, outstanding - 1,590,465 shares
     2000 - Issued - 1,677,004 shares, outstanding - 1,590,465 shares                 16,770              16,770
   Capital surplus                                                                11,980,943          11,980,943
   Retained earnings                                                               6,500,755           5,714,897
   Less: Treasury stock at cost-86,539 shares                                       (701,061)           (701,061)
   Accumulated other comprehensive income-net unrealized gain
     on available for sale securities (net of taxes)                                 482,640               8,209
                                                                              --------------       -------------
                                             TOTAL SHAREHOLDERS' EQUITY           18,280,047          17,019,758
                                                                              --------------       -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  259,031,020       $ 264,827,542
                                                                              ==============       =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                Three Months                       Nine Months
                                                             Ended September 30,                Ended September 30,
                                                           2001             2000             2001              2000
                                                     -------------     -------------    -------------    --------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                        $   3,397,084     $   3,853,751    $  10,602,293    $   11,161,247

   Interest and dividends on securities:
      Mortgage-backed                                      328,562           429,017          998,450         1,185,691
      US Treasury and other                                227,336           515,606          989,096         1,466,407
      State and municipals                                 133,096                --          151,437                --
      Corporate bonds and other                             26,625                --           31,107                --
    Deposits with banks                                          2               932               77             1,038
   Other interest income                                    41,691                --          255,522                --
                                                     -------------    --------------    -------------    --------------
                          TOTAL INTEREST INCOME          4,154,396         4,799,306       13,027,982        13,814,383
                                                     -------------    --------------    -------------    --------------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                              148,818           134,107          410,554           388,798
      Money market                                         357,367           423,186        1,133,493         1,206,331
      Time certificates of deposit in denominations
          $100,000 or more                                 312,565           216,169          996,851           612,322
      Other time certificates of deposit                 1,095,886         1,034,236        3,569,276         2,899,488
                                                     -------------    --------------    -------------    --------------
                     TOTAL INTEREST ON DEPOSITS          1,914,636         1,807,698        6,110,174         5,106,939
   Interest on Federal Home Loan Bank advances               6,147           724,475          383,068         1,971,685
   Interest on borrowed money                                   --                --               --                --
                                                     -------------    --------------    -------------    --------------
                         TOTAL INTEREST EXPENSE          1,920,783         2,532,173        6,493,242         7,078,624
                                                     -------------    --------------    -------------    --------------
                            NET INTEREST INCOME          2,233,613         2,267,133        6,534,740         6,735,759
PROVISION FOR LOAN LOSSES                                   60,000            45,000          180,000           135,000
                                                     -------------    --------------    -------------    --------------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES          2,173,613         2,222,133        6,354,740         6,600,759
                                                     -------------    --------------    -------------    --------------
NONINTEREST INCOME
   Banking service charges and fees                        180,571           160,287          550,610           460,584
   Trust                                                   220,000           210,000          659,258           630,000
   Gains on sales of available for sale securities              --                --            8,642                --
   Other                                                   121,580            86,770          312,371           276,344
                                                     -------------    --------------    -------------    --------------
                       TOTAL NONINTEREST INCOME            522,151           457,057        1,530,881         1,366,928
                                                     -------------    --------------    -------------    --------------
NONINTEREST EXPENSE
   Salaries                                                849,387           817,844        2,541,237         2,401,384
   Employee benefits                                       224,867           223,047          691,109           662,852
   Net occupancy                                           116,552           110,942          368,014           337,490
   Equipment                                               100,306           122,089          323,024           360,643
   Legal fees                                               28,020            33,391          125,847           168,524
   Directors fees                                           30,200            46,476          111,257           120,680
   Computer services                                       165,454           190,377          564,991           548,830
   Supplies                                                 44,296            40,670          138,448           127,162
   Commissions, services and fees                           47,837            56,317          136,609           189,446
   Postage                                                  28,039            32,902           88,899            83,724
   Advertising                                              33,031            56,670          135,150           155,394
   OREO & non-performing loan expenses-net                   1,795             5,003           11,860             6,608
   Other                                                   245,231           278,038          898,735           837,670
                                                     -------------    --------------    -------------    --------------
                     TOTAL NONINTEREST EXPENSES          1,915,015         2,013,766        6,135,180         6,000,407
                                                     -------------    --------------    -------------    --------------

                     INCOME BEFORE INCOME TAXES            780,749           665,424        1,750,441         1,967,280
PROVISION FOR INCOME TAXES                                 190,630           234,978          487,444           692,632
                                                     -------------    --------------    -------------    --------------
                                     NET INCOME      $     590,119    $      430,446    $   1,262,997    $    1,274,648
                                                     =============    ==============    =============    ==============

INCOME PER SHARE
                     BASIC NET INCOME PER SHARE      $        0.37    $         0.27    $        0.79    $         0.80
                                                     =============    ==============    =============    ==============
                   DILUTED NET INCOME PER SHARE      $        0.37    $         0.27    $        0.78    $         0.79
                                                     =============    ==============    =============    ==============


   Dividends Per Share                               $        0.10    $         0.10    $        0.30    $         0.30
                                                     =============    ==============    =============    ==============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended September 30, (Unaudited)                                        2001                2000
                                                                              ----------------     --------------
Net income                                                                    $        590,119     $      430,446
Unrealized holding gains on securities:
       Unrealized holding gains  arising during the period, net of taxes               302,107            249,068
                                                                              ----------------     --------------

Comprehensive income                                                          $        892,226     $      679,514
                                                                              ================     ==============


Nine months ended September 30, (Unaudited)                                         2001                2000
                                                                              ----------------     --------------
Net income                                                                    $      1,262,997     $    1,274,648
Unrealized holding gains on securities:
       Unrealized holding gains arising during the period, net of taxes                474,431            218,074
                                                                              ----------------     --------------

Comprehensive income                                                          $      1,737,428     $    1,492,722
                                                                              ================     ==============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                   2001                  2000
                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  1,262,997         $  1,274,648
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                               (7,438)             (76,614)
       Provision for loan losses                                                     180,000              135,000
       Depreciation and amortization                                                 264,400              282,819
       Gain on sale of available for sale securities                                  (8,642)                --
       Loss on sale of repossessed assets                                             54,192                 --
       Loss on disposals of bank premises and equipment                                2,579                 --
       Decrease (increase) in accrued interest receivable                            166,442             (355,908)
       Increase in other assets                                                     (474,227)            (349,667)
       Decrease (increase) in net deferred loan origination costs                    397,066             (190,675)
       Decrease in accrued expenses and other liabilities                           (172,027)             (46,270)
                                                                                ------------         ------------

           Net cash provided by operating activities                               1,665,342              673,333
                                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                             5,878,468            3,019,057
       Purchases                                                                 (20,226,515)          (5,702,436)
       Proceeds from sales                                                         3,030,450                 --
Available for sale US Treasury and other investment securities:
       Proceeds from maturities and principal payments                            17,500,000            1,000,000
       Purchases                                                                        --             (5,961,570)
       Proceeds from sales                                                         3,075,234                 --
Available for sale State & Municipal, corporate and other bond investments:
       Purchases                                                                 (13,520,948)                --
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                               617,877            1,383,597
Purchase of Federal Home Loan Bank Stock                                                --               (289,800)
Net decrease (increase) in loans                                                   7,463,699           (8,907,236)
Proceeds from sales of repossessed assets                                            343,551                 --
Purchase of bank premises and equipment                                             (108,518)            (161,681)
Proceeds from sale of bank premises and equipment                                      2,456                 --
Purchase of bank owned life insurance                                             (2,000,000)                --
Proceeds from the sale of foreclosed real estate                                      61,488                 --
                                                                                ------------         ------------
       Net cash provided by (used in) investing activities                         2,117,242          (15,620,069)
                                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and
  demand deposits                                                                  5,002,335            1,153,041
Net increase  in certificates of deposit                                          13,843,472            5,336,335
Net(decrease) increase in borrowings under Federal Home
  Loan  Bank advances                                                            (25,000,000)           3,685,000
Net (decrease) increase in collateralized borrowings                                (973,986)             130,700
Proceeds from exercise of stock options                                                 --                217,460
Dividends paid on common stock                                                      (477,139)            (451,479)
                                                                                ------------         ------------

              Net cash (used in) provided by financing activities                 (7,605,318)          10,071,057
                                                                                ------------         ------------
              Net decrease in cash and cash equivalents                           (3,822,734)          (4,875,679)
CASH AND CASH EQUIVALENTS, at beginning of period                                 10,897,885           12,800,196
                                                                                ------------         ------------

CASH AND CASH EQUIVALENTS, at end of period                                     $  7,075,151         $  7,924,517
                                                                                ============         ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
       Interest on deposits and borrowings                                      $  6,179,475         $  7,152,908
                                                                                ============         ============
       Income taxes                                                             $    410,000         $    446,952
                                                                                ============         ============
Non cash investing and financing activities:
       Transfer of loans to other real estate owned                             $     61,488         $    300,000
                                                                                ============         ============
       Transfer of loans to repossessed assets                                  $    128,300         $    104,595
                                                                                ============         ============
       Accrued dividends declared                                               $    159,046         $    151,493
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

     These financial statements reflect, in the opinion of Management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

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

     The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2001 and 2000. The 2000 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.


     For the Three Months Ended September 30, 2001

                                                             Net                                      Per Share
                                                           Income               Shares                  Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders             $590,119             1,590,465               $   .37
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                23,366

    Diluted Net Income Per Share
      Income available to common shareholders             --------             ---------
      plus assumed conversions                            $590,119             1,613,831               $   .37
                                                          ========             =========               =======


     For the Three Months Ended September 30, 2000

                                                             Net                                      Per Share
                                                           Income               Shares                  Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders             $430,446             1,590,465               $   .27
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                16,898

    Diluted Net Income Per Share
      Income available to common shareholders             --------             --------
      plus assumed conversions                            $430,446             1,607,363              $   .27
                                                          ========             =========              =======


     For the Nine Months Ended September 30, 2001

                                                             Net                                      Per Share
                                                           Income               Shares                  Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders           $1,262,997             1,590,465               $   .79
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                22,523

    Diluted Net Income Per Share
      Income available to common shareholders           ----------             ---------
      plus assumed conversions                          $1,262,997             1,612,988               $   .78
                                                        ==========             =========               =======


     For the Nine Months Ended September 30, 2000

                                                             Net                                      Per Share
                                                           Income               Shares                  Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders             $1,274,648            1,584,633              $   .80
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                35,615

    Diluted Net Income Per Share
      Income available to common shareholders
                                                          ----------            --------
      plus assumed conversions                            $1,274,648            1,620,248              $   .79
                                                          ==========            =========              =======

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                            Three Months Ended
                                                                                            September 30, 2001
                                                                           ------------------------------------------------------
                                                                             Before-Tax          Tax (Expense)     Net-of-Tax
                                                                                Amount              Benefit           Amount
                                                                           ---------------     ---------------    --------------
Unrealized holding gains arising during the period                         $      457,737      $     (155,630)    $      302,107
Less: reclassification adjustment for amounts recognized in net income                 --                  --                 --
                                                                           --------------      --------------     --------------

Unrealized holding gain on available for sale securities, net of taxes     $      457,737      $     (155,630)    $      302,107
                                                                           ==============      ==============     ==============


                                                                                            September 30, 2000
                                                                           ------------------------------------------------------
                                                                             Before-Tax          Tax (Expense)      Net-of-Tax
                                                                                Amount             Benefit            Amount
                                                                           ---------------     ---------------    --------------
Unrealized holding gains arising during the period                         $      407,976      $    (158,908)     $      249,068
Less: reclassification adjustment for amounts recognized in net income                 --                  --                 --
                                                                           --------------      ---------------    --------------

Unrealized holding gain on available for sale securities, net of taxes     $      407,976      $     (158,908)    $      249,068
                                                                           ==============      ===============    ==============


                                                                                            Nine Months Ended
                                                                                            September 30, 2001
                                                                           ------------------------------------------------------
                                                                             Before-Tax          Tax (Expense)     Net-of-Tax
                                                                                Amount              Benefit           Amount
                                                                           ---------------     ---------------    --------------
Unrealized holding gains arising during the period                         $      726,468      $     (246,333)    $      480,135
Less: reclassification adjustment for amounts recognized in net income             (8,642)              2,938             (5,704)
                                                                           ---------------     --------------     --------------

Unrealized holding gain on available for sale securities, net of taxes     $      717,826      $     (243,395)    $      474,431
                                                                           ==============      ==============     ==============


                                                                                            September 30, 2000
                                                                           ------------------------------------------------------
                                                                             Before-Tax          Tax (Expense)      Net-of-Tax
                                                                               Amount               Benefit           Amount
                                                                           -----------         ---------------    --------------
Unrealized holding losses arising during the period                        $       368,775     $      (150,701)   $      218,074
Less: reclassification adjustment for amounts recognized in net income                  --                  --                --
                                                                           ---------------     ---------------    --------------

Unrealized holding loss on available for sale securities, net of taxes     $       368,775     $       (150,701)  $      218,074
                                                                           ===============     =================  ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIITON AND RESULTS OF OPERATIONS

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

As of September 30, 2001, the Company had total assets of $259,031,020, which was a decrease of $5,796,522 or 2.2% from year-end 2000 assets of $264,827,542. The decline in assets was primarily in the loan portfolio.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of September 30, 2001 were $259,031,020 a decrease of 2.2% from year-end 2000 assets of $264,827,542.

Cash and cash equivalents totaled $7,075,151, which is a decrease of $3,822,734 or 35.1% from the year-end 2000 amount of $10,897,885. This decrease is reflective of lower cash and due from bank balances maintained throughout the year. For the nine months ended September 30, 2001, cash and cash equivalents averaged $7,810,000.

The largest decline in assets was experienced in the loan portfolio. Net loans totaled $183,195,123 as of September 30, 2001, a decrease of $8,232,465 or 4.3%
from the balance at December 31, 2000. The decline was nearly entirely related to the installment loan portfolio. These loans declined by $7,606,576 or 23.6% from year-end 2000. The decline was due to Management's decision during late 2000 to discontinue indirect consumer installment lending. The September 30,

2001 balances in other loan categories are similar to year-end 2000 balances. Generally, both normal runoff and prepayments in other loan categories are offset by new loan origination.

Increases in the securities portfolio offset some of the decline in loan assets. Total securities were $53,727,891 as of September 30, 2001. This is an 8.9% increase over the December 31, 2000 balance of $49,348,551. Growth in the investment securities was necessitated to maintain the level of earning assets to offset the decline in the loan portfolio. Prepayments and calls in mortgage-backed securities and in government agency bonds were reinvested in similar securities and into tax-exempt state and municipal securities.

The Company's investment in bank owned life insurance (Boli) increased by $2,178,002. The purchase of additional Boli was made in order to offset the cost of employee benefit plans.

Total liabilities decreased by $7,056,811 from December 31, 2000. Deposits totaled $236,125,163 as of September 30, 2001, which was an increase of $18,845,807 or 8.7% compared to the year-end 2000 balance. Increases occurred in demand, money market and time certificates of deposit. Total demand deposits were $39,843,463 at September 30, 2001, an increase of $3,077,256 or 8.4% from the December 31, 2000 balance. The growth in money market deposits was similar, increasing 10.3% or $4,568,691. Apparent customer uncertainty as to interest rates is believed to be motivating customers toward liquid deposits.

Total time certificates of deposit increased by $13,843,472 or 14.6%, since year-end 2000. Third quarter promotions of longer term certificates of deposit originated approximately $5 million in new deposits. The remaining growth however was in short term certificates. Apparent customer uncertainty towards the economy has caused many customers to prefer the security of bank insured deposits as opposed to other investments such as mutual funds, stocks or bonds. However, with the overall low interest rate environment most certificates are for shorter terms in anticipation of rising interest rates.

As of September 30, 2001, Federal Home Loan Bank advances totaled $3,000,000 which was a decrease of $25,000,000 from the year end balance. Deposit growth was used to replace funding through Federal Home Loan Bank advances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

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

Net income for the third quarter of 2001 totaled $590,119, which is an increase of $159,673 or 37.1% from third quarter 2000 earnings of $430,446. Quarterly basic and fully diluted net income per share for 2001 were both $.37 compared to $.27 for the same period in 2000.

Net Interest Income

Net interest income is comprised of the following for the three months ended September 30,

                                                2001              2000
                                            ----------         ----------
Interest and dividend income                $4,154,396         $4,799,306
Tax-equivalent adjustments                      77,545             14,908
Interest expense                            (1,920,783)        (2,532,173)
                                            ----------         ----------
Net interest income - tax equivalent basis  $2,311,158         $2,282,041
                                            ==========         ==========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended September 30, 2001 and 2000. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three months ended September 30, 2001
                                       -------------------------------------------------
                                                              Interest
                                           Average            Earned/           Yield/
                                           Balance             Paid              Rate
                                       ---------------     ------------         -------
Assets
Interest Earning Assets:
Loans                                  $   183,632,000     $  3,398,144           7.40%
Investment Securities                       48,804,000          792,106           6.49%
Other interest earning assets                4,795,000           41,691           3.48%
                                       ---------------     ------------
Total interest earning assets              237,231,000        4,231,941           7.14%

Allowance for loan losses                     (916,000)
Cash and due from banks                      8,150,000
Bank premises and equipment                  2,686,000
Net unrealized gain/loss on
  securities                                   342,000
Foreclosed real estate                         303,000
Other assets                                 9,053,000
                                       ---------------
Total Average Assets                   $   256,849,000
                                       ===============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $    42,822,000     $    148,818           1.39%
Money Market deposits                       47,192,000          357,367           3.03%
Time deposits                              107,040,000        1,408,451           5.26%
Borrowed funds                                 484,000            6,147           5.08%
                                       ---------------     ------------
Total interest bearing liabilities         197,538,000        1,920,783           3.89%

Demand deposits                             40,642,000
Other liabilities                              713,000
Shareholders' Equity                        17,956,000
                                       ---------------
Total liabilities and equity           $   256,849,000
                                       ===============

Net interest income - tax
  equivalent basis                                         $  2,311,158
                                                           ============
Net interest spread                                                               3.25%
Net interest margin                                                               3.90%


                                            Three months ended September 30,  2000
                                       --------------------------------------------------
                                                              Interest
                                           Average            Earned/             Yield/
                                           Balance             Paid                Rate
                                       ---------------      -----------           ------
Assets
Interest Earning Assets:
Loans                                  $   191,752,000      $  3,868,659          8.07%
Investment Securities                       57,803,000           945,555          6.54%
Other interest earning assets                        0                 0            N/A
                                       ---------------      ------------
Total interest earning assets              249,555,000         4,814,214          7.72%

Allowance for loan losses                     (996,000)
Cash and due from banks                      7,158,000
Bank premises and equipment                  2,938,000
Net unrealized gain/loss on
  securities                                  (997,000)
Foreclosed real estate                         302,000
Other assets                                 7,559,000
                                       ---------------
Total Average Assets                   $   265,519,000
                                       ===============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $    37,837,000      $    134,107          1.42%
Money Market deposits                       45,295,000           423,186          3.74%
Time deposits                               86,256,000         1,250,405          5.80%
Borrowed funds                              42,862,000           724,475          6.76%
                                       ---------------      ------------
Total interest bearing liabilities         212,250,000         2,532,173          4.77%

Demand deposits                             36,351,000
Other liabilities                              914,000
Shareholders' Equity                        16,004,000
                                       ---------------
Total liabilities and equity           $   265,519,000
                                       ===============

Net interest income - tax
  equivalent basis                                          $  2,282,041
                                                            ============
Net interest spread                                                               2.95%
Net interest margin                                                               3.66%

RATE/VOLUME ANALYSIS

                                                        Three months ended
                                                    9/30/01 Compared to 9/30/00
                                                     Increase (Decrease) Due to
                                             ------------------------------------------
                                              Volume           Rate            Total
                                              ------           ----            -----
Interest earned on:
Loans                                        $(159,234)      $(311,281)      $(470,515)
Investment securities                         (146,112)         (7,337)       (153,449)
Other interest income                           41,691               0          41,691
                                             ---------       ---------       ---------
Total interest earning assets                 (263,655)       (318,618)       (582,273)
                                             ---------       ---------       ---------

Interest paid on:
Deposits                                       278,173        (171,235)        106,938
Borrowed money                                (573,998)       (144,330)       (718,328)
                                             ---------       ---------       ---------
Total interest bearing liabilities            (295,825)       (315,565)       (611,390)
                                             ---------       ---------       ---------

Increase (decrease) in net interest income   $  32,170       $ ( 3,053)      $  29,117
                                             =========       =========       =========

Of the $29,117 increase in the net interest income (on a tax equivalent basis), a decrease of $3,053 resulted from interest rate fluctuations during 2001 and an increase of $32,170 is attributed to the reduction of interest expenses due to increases in deposit volume and less reliance on funding through borrowed money, net of the impact of loan volume decreases.

Tax equivalent net interest income for the third quarter of 2001 increased $29,117 or 1.3% from third quarter of 2000. The slight increase in net interest income is due to the aforementioned change in the mix of funding from overnight borrowings to deposits. Average total deposits for the third quarter of 2001 totaled $237,696,000 compared to $205,739,000 for the third quarter of 2000. This 15.5% increase in deposits had the beneficial impact of decreasing funding costs and totally mitigating the negative effect of declining volume and yields on earning assets caused by the interest rate environment. The net interest margin for the third quarter of 2001 was 3.90%, 24 basis points above that for the same quarter of 2000.

Provision for Loan Losses

The provision for loan losses for the third quarter of the year totaled $60,000, an increase of $15,000 from the third quarter of 2000. The increase substantially reflected the increase in net loan chargeoffs during the nine months ended September 30, 2001, which increased the Bank's historical loan loss percentages.

During the third quarter of 2001, the Company recorded net charge-offs of $31,232 compared to net charge-offs of $61,825 for the same period in 2000. The decrease in net charge-offs relates primarily to net charge-offs during the third quarter of 2000 in the mortgage and credit card portfolios. There were no charge-offs in these categories during the third quarter of 2001. Loans charged off during the third quarter of 2001 included net charge-offs of $30,542 in installment loans made through the indirect loan program. Net charge-offs of installment loans totaled $29,134 for the same period in 2000. (See "Allowance for Loan Losses")

Noninterest Income

Noninterest income totaled $522,151 for the quarter ended September 30, 2001, an increase of $65,094 or 14.2% from that earned for the same period in 2000. Banking service charges and fees have increased by $20,284 or 12.7%. This increase was caused by increases in fees from overdrafts, ATMs and debit cards. Trust fees increased by $10,000 due to higher levels of trust assets and fee increases. Third quarter other noninterest income totaled $121,580, an increase of $34,810 from 2000. The increase was caused primarily by income relating to increases in the cash surrender value of bank owned life insurance, which was purchased during the second quarter of 2001. Also contributing to the increase in other noninterest income was increased safe deposit rental income.

Noninterest Expense

For the three months ended September 30, 2001, non-interest expense totaled $1,915,015, a decrease of $98,751 or 4.9% from the same period of 2000. The primary cause of this decrease was the result of cost control and expense reduction measures taken during 2001. Costs for equipment, director's fees, legal fees and advertising experienced substantial decreases this quarter.

Also, costs for external computer services totaled $165,454 for the third quarter of 2001, which was a decrease of $24,923 or 13.1% from the third quarter of 2000. This decrease is due to one-time vendor rebates negotiated by management. Other noninterest expenses totaled $245,231, which was a decrease of $32,807 due to reduced costs for personnel agencies, and decreases in losses on the sales of collateral and contributions.

Income Taxes

The provision for income taxes for the three month period ended September 30, 2001 totaled $190,630 which was $44,348 less than that for the same period in 2000. Although taxable income was higher for 2001, the tax benefit associated with the Passive Investment Corporation as well as second and third quarter investments in tax-exempt state and municipal securities, resulted in a lower third quarter tax expense for 2001.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Summary

Net income for the Company for the nine months ended September 30, 2001 totaled $1,262,997, a decrease of $11,651 or less than 1% from 2000 earnings of $1,274,648. Basic and diluted net income per share for the nine month period were $.79 and $.78 per share respectively. These results are lower than the basic and diluted net income per share amounts of $.80 and $.79 per share respectively, reported for the first nine months of 2000.

Net Interest Income

Net interest income is comprised of the following for the nine months ended September 30:

                                                  2001              2000
                                              -------------    --------------

Interest and dividend income                  $  13,027,982    $  13,814,383
Tax-equivalent adjustments                           84,808           46,660
Interest expense                                 (6,493,242)       (7,078,624)
                                              --------------   ---------------

Net interest income - tax equivalent basis    $   6,619,548    $   6,782,419
                                              =============    =============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 2001 and 2000. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Nine months ended September 30, 2001
                                       ---------------------------------------------
                                                             Interest
                                           Average           Earned/        Yield/
                                           Balance             Paid          Rate
                                       ---------------     ------------    -------
Assets
Interest Earning Assets:
Loans                                  $   187,016,000     $ 10,610,616      7.56%
Investment Securities                       45,344,000        2,246,652      6.61%
Other interest earning assets                8,065,000          255,522      4.22%
                                       ---------------     ------------
Total interest earning assets              240,425,000       13,112,790      7.27%

Allowance for loan losses                     (920,000)
Cash and due from banks                      7,810,000
Bank premises and equipment                  2,742,000
Net unrealized gain/loss on
  securities                                   338,000
Foreclosed real estate                         301,000
Other assets                                 7,549,000
                                       ---------------
Total Average Assets                   $   258,245,000
                                       ===============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                       $    39,178,000     $    410,554      1.40%
Money Market deposits                       45,480,000        1,133,493      3.32%
Time deposits                              108,388,000        4,566,127      5.62%
Borrowed funds                               8,416,000          383,068      6.07%
                                       ---------------     ------------
Total interest bearing liabilities         201,462,000        6,493,242      4.30%

Demand deposits                             38,290,000
Other liabilities                              823,000
Shareholders' Equity                        17,670,000
                                       ---------------
Total liabilities and equity           $   258,245,000
                                       ===============

Net interest income - tax
   equivalent basis                                        $  6,619,548
                                                           ============
Net interest spread                                                          2.97%
Net interest margin                                                          3.67%


                                           Nine months ended September 30,  2000
                                       ----------------------------------------------
                                                             Interest
                                           Average            Earned/       Yield/
                                           Balance             Paid          Rate
                                       ---------------      -----------     ------
Assets
Interest Earning Assets:
Loans                                  $   189,268,000      $ 11,207,907      7.90%
Investment Securities                       55,179,000         2,653,136      6.41%
Other interest earning assets                        0                 0        N/A
                                       ---------------      ------------
Total interest earning assets              244,447,000        13,861,043      7.56%

Allowance for loan losses                     (994,000)
Cash and due from banks                      6,542,000
Bank premises and equipment                  2,962,000
Net unrealized gain/loss on
  securities                                (1,077,000)
Foreclosed real estate                         126,000
Other assets                                 7,461,000
                                       ---------------
Total Average Assets                   $   259,467,000
                                       ===============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                       $    36,441,000      $    388,798      1.42%
Money Market deposits                       44,689,000         1,206,331      3.60%
Time deposits                               85,594,000         3,511,810      5.47%
Borrowed funds                              40,734,000         1,971,685      6.45%
                                       ---------------      ------------
Total interest bearing liabilities         207,458,000         7,078,624      4.55%

Demand deposits                             35,483,000
Other liabilities                              990,000
Shareholders' Equity                        15,536,000
                                       ---------------
Total liabilities and equity           $   259,467,000
                                       ===============

Net interest income - tax
   equivalent basis                                         $  6,782,419
                                                            ============
Net interest spread                                                           3.01%
Net interest margin                                                           3.70%


RATE/VOLUME ANALYSIS

                                                              Nine months ended
                                                         9/30/01 Compared to 9/30/00
                                                          Increase (Decrease) Due to
                                              ------------------------------------------------------
                                                Volume                Rate                Total
                                                ------                ----                -----

Interest earned on:
Loans                                         $  (132,121)         $  (465,170)         $  (597,291)
Investment securities                            (485,191)              78,707             (406,484)
Other interest income                             255,522                    0              255,522
                                              -----------          -----------          -----------
Total interest earning assets                    (361,790)            (386,463)            (748,253)
                                              -----------          -----------          -----------

Interest paid on:
Deposits                                          828,449              174,786            1,003,235
Borrowed money                                 (1,477,531)            (111,086)          (1,588,617)
                                              -----------          -----------          -----------
Total interest bearing liabilities               (649,082)              63,700             (585,382)
                                              -----------          -----------          -----------

Increase (decrease) in net interest income    $   287,292          $  (450,163)         $  (162,871)
                                              ===========          ===========          ===========

Of the $162,871 decrease in the net interest income (on a tax equivalent basis), a decrease of $450,163 resulted from interest rate declines during 2001 and an increase of $287,292 is attributed to decreases in the volume of funding through borrowed money which offset declining volumes of interest earning assets.

During the first nine months of 2001 overnight borrowings were replaced by deposit growth which resulted in an overall less expensive cost of funding.

Tax equivalent net interest income for the first nine months of 2001 decreased $162,871 or 2.4% from the same period in 2000. The decrease in net interest income is due to declines in the net interest margin as well as a lower level of earning assets. The net interest margin for the first nine months of 2001 was 3.67%, 3 basis points below the 3.70% margin for the first nine months of 2000. As the overall level of interest rates declined during the year, rates earned on earning assets have declined slightly more than the cost of funding. The negative effect of this scenario was mitigated by the Bank's ability to replace generally higher rate borrowings with deposit liabilities. Average earning assets for the nine months ended September 30, 2001 totaled $240 million, a decrease of $4 million from average earning assets of $244 million for the nine months ended September 30, 2000. The decline was experienced in both the investment and loan portfolios and is attributed to calls and runoff in both portfolios where reinvestment alternatives were not immediate.

Provision for Loan Losses

The provision for loan losses for the first nine months of the year totaled $180,000, an increase of $45,000 from the first nine months of 2000. Growth in net chargeoffs, particularly in the consumer installment loans, was the primary reason for the increased provision. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve.

During the first three quarters of 2001, the Company recorded net charge-offs of $219,108 compared to net charge-offs of $133,031 for the first three quarters of 2000. The increase in net charge-offs for the first nine months of 2001 was caused by credit losses in the consumer installment loans.

Non-interest Income

Year to date non-interest income for the nine months ended September 30, 2001 totaled $1,530,881, an increase of $163,953 from the $1,366,928 earned for the same period in 2000. Banking service charges and fees have increased by $90,026 or 19.5% due to increases in fees from overdrafts, ATMs and debit cards. Fees from trust services increased by $29,258 as a result of fee increases and growth in trust assets. Other non-interest income totaled $312,371, increasing by $36,027 over September 30, 2000 year to date income. Income from increases in the cash surrender value of bank-owned life insurance purchased early in the third quarter of this year, is the primary cause of this increase.

Noninterest Expense

For the nine months ended September 30, 2001, non-interest expense totaled $6,135,180, an increase of $134,773 or 2.25% from the same period of 2000. The largest part of this increase was in salary and benefits costs which, increased by $168,110 due to salary adjustments and additions to staff.

Legal fees for the first nine months of 2001 totaled $125,847 which is a decrease of $42,677 from the first nine months of 2000. Legal fees decreased 25.3%, primarily because fees for the first nine months of 2000 included expenses associated with the Company's filing of registration statements with the Securities and Exchange Commission (the "SEC") registering its securities and fees associated with the Company's initial disclosure and reporting responsibilities as a SEC reporting company. Decreases in costs for director's fees, equipment, consulting, advertising are the result of cost control measures implemented during the second quarter.

Income Taxes

The provision for income taxes for the first nine months of 2001 totaled $487,444 a decrease of $205,188 from the same period in 2000. There are three factors contributing to this decrease. Taxable income for the first nine months of 2001 is lower than that for the same period in 2000. During the fourth quarter of 2000, the Bank established the Passive Investment Corporation which reduced the Company's 2001 state tax liability. Finally, during this year the Bank has invested in state and municipal securities which are not subject to Federal income taxes.

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

As of September 30, 2001, the Company had $41,109,831 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At September 30, 2001, total shareholders' equity was $18,280,047 compared to $17,019,758 at December 31, 2000. From a regulatory perspective, the capital ratios of the Company and the Bank places each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of September 30, 2001.

                                     Minimum
                                   Regulatory
                                  Capital Levels   The Company    The Bank
                                  --------------   -----------    --------
TIER 1:
  Leverage capital ratio               4%             6.93%         6.87%

  Risk-based capital ratio             4%            10.86%        10.78%

  Total risk-based capital ratio       8%            11.43%        11.35%


ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended September 30, 2001 and 2000 are shown below:

                                              Nine months ended September 30,
                                                   2001            2000
                                               -------------   ------------

Balance at beginning of the year               $   971,891     $ 1,014,522
Provision for loan losses                          180,000         135,000
Loans charged off                                 (269,794)       (206,023)
Recoveries of loans previously charged off          50,686          72,992
                                               -----------     -----------

Balance at end of period                       $   932,783     $ 1,016,491
                                               ===========     ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of September 30, 2001 and December 31, 2000.

                                        September 30, 2001    December 31, 2000
                                        ------------------    -----------------

Nonaccrual loans                          $     702,256       $       781,170

Other real estate owned                         300,000               300,000
                                          -------------       ---------------

Total nonperforming assets                $   1,002,256       $     1,081,170
                                          =============       ===============

Loans past due in excess of 90 days
  and accruing interest                   $       9,893       $        33,441
                                          =============       ===============

Potential Problem Loans

As of September 30, 2001, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

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


B.        Reports on Form 8-K

          The Company filed a Form 8-K on August 30, 2001 to report that the Company's Board of Directors declared a quarterly cash dividend of $ .10 per share to be paid on October 25, 2001 to shareholders of record as of September 7, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 13, 2001         FIRST LITCHFIELD FINANCIAL CORPORATION


                                   By:  /s/ Jerome J. Whalen
                                         - - - - - - - - - - - - - - - - - -
                                         Jerome J. Whalen, President and
                                         Chief Executive Officer


Dated:  November 13, 2001          By:  /s/ Carroll A. Pereira
                                         - - - - - - - - - - - - - - - - - -
                                         Carroll A. Pereira, Treasurer
                                         (Principal Accounting Officer)