Form 10-K
period 2001-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2002-04-01
CIK 840886

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB



(Mark One)

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[   ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                         Commission file number 0-28815
                                                --------

                     FIRST LITCHFIELD FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                            06-1241321
        -----------------------------------       ---------------------
         (State or Other Jurisdiction                (I.R.S.Employer
         of Incorporation or Organization)           Identification No.)


          13 North Street, Litchfield, CT               06759
        ----------------------------------------     ----------
        (Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code       (860) 567-8752
                                                   ------------------------


Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
      -------------------            -----------------------------------------


---------------------------------       ------------------------------------

---------------------------------       ------------------------------------

---------------------------------       ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ---------------

                                (Title of Class)

                                ---------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]     No  [ _ ]



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.     $ 19,376,491
                                                         ---------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $19,300,119

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. March 13, 2002 - 1,669,759
                                                                       ---------

      Transitional Small Business Disclosure Format (check one):

Yes [ _ ]          No  [ X ]

                                TABLE OF CONTENTS
                                -----------------

PART I

      ITEM 1 - DESCRIPTION OF BUSINESS                                             1
      ITEM 2 - DESCRIPTION OF PROPERTY                                            10
      ITEM 3 - LEGAL PROCEEDINGS                                                  10
      ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  11

PART II

      ITEM 5 - MARKET FOR COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS                                   11
      ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                              13
      ITEM 7 - FINANCIAL STATEMENTS                                               22
      ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE                                               23

PART III

      ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS                                   23

      ITEM 10 - EXECUTIVE COMPENSATION                                            24

      ITEM 11 - SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT  27


      ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    30

      ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K                                  30

SIGNATURES                                                                        33
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

The Bank engages in a wide range of commercial and personal banking activities, including accepting demand deposits (including Money Market Accounts), accepting savings and time deposit accounts, making secured and unsecured loans to corporations, individuals, and others, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services. The business of the Bank is not significantly affected by seasonal factors.

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

The Bank introduces new products and services as permitted by the regulatory authorities or desired by the public. In 1996, the Bank opened a supermarket branch in Price Chopper in Torrington, Connecticut which is open seven days a week, with extended hours and features a 24 hour automated teller machine. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet The Bank also offers PC banking and bill paying via the Internet at its Website.

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

Loan Portfolio

The Bank's loan portfolio at December 31, 2001 - 1997 was comprised of the following categories:

                                              (Dollar Amounts in Thousands)
                                                  December 31,
                             -------------------------------- -----------------
                                 2001      2000       1999      1998       1997
                             --------   -------   --------   -------   --------
Commercial                   $  7,153  $  8,136   $  8,064  $  4,804   $  5,680

Real Estate
         Construction           5,348     5,427      7,090     5,716      2,229
         Residential          123,684   119,215    115,392   112,859    105,489
         Commercial            26,791    25,437     19,822    16,555     17,326
Installment                    22,391    32,275     33,115    12,413     11,058


Others                            367       476        123        91         65
                             --------   -------   --------   -------   --------

         Total Loans         $185,734  $190,966   $183,606  $152,438   $141,847
                             ========   ========  ========  ========   ========

The following table reflects the maturity and sensitivities of the Bank's loan portfolio at December 31, 2001.

                                     (Dollar Amounts in Thousands)
                                        After one
                              One Year  year through Due after     Total
                              or less   five  years  five years     loans
                              -------   -----------  ----------     -----
Commercial                    $ 4,772   $ 1,725       $   656   $  7,153

Real Estate
      Construction              4,825       523            --      5,348
      Residential              20,677    16,662        86,345    123,684
      Commercial                1,761     4,899        20,131     26,791

Installment                     6,682     9,484         6,225     22,391

Others                            126        71           170        367
                              -------   -------        ------   --------

      Total Loans             $38,843   $33,364       $113,527  $185,734
                              =======   =======        =======  ========

At  December  31, 2001 loans  maturing  after one year  included  approximately:
$113,008,000 in fixed rate loans; and $33,883,000 in variable rate loans.

Investment Securities

The primary objectives of the Bank's investment policy are to provide a stable source of interest income, to provide adequate liquidity necessary to meet short and long-term changes in the mix of its assets and liabilities, to provide a means to achieve goals set forth in the Bank's interest rate risk policy and to provide a balance of quality and diversification to its assets. The available-for-sale portion of the investment portfolio is expected to provide funds when demand for acceptable loans increases and is expected to absorb funds when loan demand decreases.

At December 31, 2001 the carrying value of the Bank's investment portfolio was $62,169,012 or 23% of total assets. There were no federal funds sold as of December 31, 2001.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2001 and 2000.

                                          (Dollar Amounts in Thousands)
                                               2001                 2000
                                     --------------------   ------------------
                                     Amortized       Fair   Amortized     Fair
                                          Cost      Value      Cost      Value

Available-for-sale                   $ 61,837   $ 61,861   $48,352    $48,365
Held-to-maturity                          308        319       983        989
                                     --------   --------   -------   --------
                                     $ 62,145   $ 62,180   $49,335   $ 49,354
                                     =========   ========   =======   ========

The following tables present the maturity distribution of investment securities at December 31, 2001, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security.


Held-to-maturity

                                                   (Dollar Amounts in Thousands)

                                                     Over One    Over Five                                     Weighted
                                        One Year      Through     Through     Over Ten      No                  Average
                                         Or Less     Five Years  Ten Years       Years    Maturity   Total     Yield
                                         -------     ----------  ---------       -----    --------   -----     -----
           Mortgage-Backed Securities     $ 163        $ 145           --          --      --     $   308       6.79%
                                          =====        =====          ===         ===      ===     =======      ====
           Weighted Average Yield          7.69%        5.78%          --          --      --        6.79%       --
                                          =====        =====          ===         ===      ===     =======      ====


Available-for-sale (1)

                                                     Over One    Over Five                                     Weighted
                                        One Year      Through     Through     Over Ten      No                  Average
                                         Or Less     Five Years  Ten Years       Years    Maturity   Total     Yield
                                         -------     ----------  ---------       -----    --------   -----     -----

        U.S. Agencies and
          Corporations                   $    --      $ 8,178      $    --      $ --        --     $ 8,178     4.68%
        State and Municipal                   --           --       11,371        --        --      11,371     7.02%
        Corporate Bonds                    2,060           --           --        --        --       2,060     5.04%
        Mortgage-Backed Securities        10,305       21,511        8,107       305        --      40,228     4.52%
                                          ------       ------        -----       ---      ----      ------     ----

        Total                            $12,365      $29,689      $19,478      $305        --     $61,837     5.02%
                                         =======      =======      =======      ====      ====     =======     =====
        Weighted Average Yield              4.58%        4.75%        5.72%     4.15%       --        5.02%     --
                                         =======      =======      =======      ====      ====     =======     =====
        Total Portfolio                  $12,528      $29,834      $19,478      $305        --     $62,145     5.03%
                                         =======      =======      =======      ====      ====     =======     =====
        Total Weighted Average Yield        4.62%        4.75%        5.72%     4.15%       --        5.03%     --
                                         =======      =======      =======      ====      ====     =======     =====

(1) Dollars shown at amortized cost amounts


Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2001, 2000 and 1999.


                                 2001                 2000                 1999
                        ------------------    -----------------    -----------------
                         Average   Average    Average   Average    Average   Average
                         Balance      Rate    Balance      Rate    Balance      Rate
                         -----------------------------------------------------------

Non-interest bearing
    demand deposits    $ 38,946     --       $ 35,849      --      $ 32,627       --

Money market deposits    46,348      3.17%     44,260       3.66%    43,876        3.29%

Savings deposits         39,290      1.41%     36,797       1.42%    35,771        1.43%

Time deposits           107,965      5.43%     86,944       5.60%    80,622        4.97%
                       ----------------------------------------------------------------
    Total deposits     $232,549      3.39%   $203,850       3.44%  $192,896        3.09%
                       ================================================================


Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2001 are scheduled to mature as follows:

                                   (Dollar Amounts in Thousands)
                                   -----------------------------
                             Three months or less                 $     8,971

                             Over three, through six months             4,232

                             Over six, through twelve months            3,426

                             Over twelve months                        11,225
                                                                       ------

                             Total                                 $   27,854
                                                                    ==========

Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past three years:

                                                        Years ended December 31,
                                                        ------------------------
                                                        2001     2000     1999
                                                        ----     ----     ----
Return on average total
assets (net income divided by average total assets)       .73%     .69%    .75%

Return on average shareholders' equity (net
income divided by average shareholders' equity)         10.62    11.40   11.92
Equity to assets (average  shareholders' equity as a
percent of average total assets)                         6.85     6.06    6.36

Dividend payout ratio                                   34.13    34.15   32.81

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

                                                        (Dollar Amounts in Thousands)
                                                            As of December 31, 2001
                                                               Repriced Within
                                              --------------------------------------------------

                                               Under 3        4 to 12       1 to 5       Over 5
                                               Months          Months        Years        Years
                                               ------          ------        -----        -----

       Securities available-for-sale            $11,014       $15,006      $24,446      $11,371
       Securities held-to-maturity                  111           147           50           --
       Loan Portfolio                            35,519        38,661       42,731       68,823
       Other                                         --            --           --        2,472
                                                -------       -------      -------      -------
       Total interest earning assets             46,644        53,814       67,227       82,666

       Interest-bearing liabilities
         Money Market                            14,034            --           --       39,510
          Savings                                    --            --           --       42,304
          Time                                   32,477        16,233       55,295           --
                                                -------       -------      -------      -------
       Total interest-bearing deposits           46,511        16,233       55,295       81,814

       Borrowed funds                                --         5,000        7,000           --
                                                -------       -------      -------      -------
       Total interest-bearing liabilities        46,511        21,233       62,295       81,814

       Periodic gap                             $   133        32,581      $ 4,932      $   852
                                                =======       =======      =======      =======

       Cumulative gap                           $   133       $32,714      $37,646      $38,498
                                                =======       =======      =======      =======

       Cumulative gap as a percentage of
          total earning assets                      .05%        13.07%       15.04%       15.38%
                                                =======       =======      =======      =======



Supervision and Regulation

The Bank is chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation ("FDIC").

The Company is a bank holding company within the meaning of the Bank Holding Company Act ("BHC Act"), is registered as such with and is subject to the supervision of the Federal Reserve Board ("FRB"). The Company, as a bank holding company, is also subject to the Connecticut Bank Holding Company laws. Certain legislation and regulations affecting the business of the Company and the Bank are discussed below.

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

The following table presents the capital ratios for the Company and the Bank as of December 31, 2001:
                                                                Minimum
                                The Company's    The Bank's    Regulatory
                                   Ratio           Ratio     Capital Level
RISK-BASED CAPITAL RATIO:

     Total Capital............     11.43%          11.18%           8%

     Tier 1 Capital...........     10.86%          10.62%           4%

TIER 1 LEVERAGE CAPITAL RATIO:      6.85%           6.85%           4%

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

            "Undercapitalized":

                  Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.

            "Significantly Undercapitalized":

                  Total risk-based capital less than 6% Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

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

Safety and Soundness Standards

The federal banking agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality and earnings; (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss, and (9) standards for safeguarding customer information. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency.

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

The Company's ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Company. The ability of the bank to pay dividends is subject to restrictions set forth in the National Banking Act and regulations of the OCC. See "Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters" herein.

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

Inter-Company Borrowings

Bank holding companies are also restricted as to the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another or engage in certain other transactions. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts. "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the FRB), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S. 900), provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies are subject to oversight by the FRB, in addition to other regulatory agencies. Under the financial holding company structure, banks have the ability to purchase or establish broker/dealer subsidiaries, as well as the option to purchase insurance companies. Additionally, securities and insurance firms are permitted to purchase full-service banks.

As a general rule, the individual entities within a financial holding company structure are regulated according to the type of services provided which is referred to as functional regulation. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries will have to deal with several regulatory agencies (e.g., appropriate banking agency, SEC, state insurance commissioner). A financial holding company that is itself an insurance provider is subject to FRB oversight, as well as to regulation by the appropriate state insurance commissioner. Broker/dealer and insurance firms electing to become financial holding companies are subject to FRB regulation.

The impact that Gramm-Leach-Bliley Act is likely to have on the Bank and the Company remains difficult to predict. To-date the impact has been minimal. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.

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

Employees

The Company, the Bank and its subsidiaries employ 77 full-time employees and 11 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

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

During the year ended December 31, 2001, the net rental expenses paid by the Bank for all of its office properties was approximately $102,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank, but does not include Other Real Estate Owned.


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

Marble Dale         Route 202                  Leased               2005 with one
                    Marble Dale, CT                                 3 year extension

Washington Depot    Bryan Plaza                Owned since 1959
                    Washington Depot, CT

Goshen              Routes 4 & 63              Owned since 1989
                    Goshen, CT

Roxbury             Route 67                   Leased               2004 with one 5 year
                    Roxbury, CT                                     extension

Torrington          990 Torringford Street     Leased               2006 with one 5 year
                    Torrington, CT                                  extensions

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL. As of March 13, 2002, there were 1,669,759 shares issued and outstanding which were held by approximately 431 shareholders. The following information, provided by Fahnestock and Co. sets forth transactions in the Company's common stock for each quarter of the Company's two most recently completed fiscal years:

           2000                              High / Low
                                             ----------
                     First Quarter.....     $ 18.00   $  16.00
                     Second Quarter....       15.25      13.00
                     Third Quarter.....       11.75      11.25
                     Fourth Quarter....       11.13       9.50

           2001                               High / Low
                                              ----------
                     First Quarter.....     $ 12.00   $  10.50
                     Second Quarter....       12.13      12.00
                     Third Quarter.....       12.38      12.06
                     Fourth Quarter....       12.50      12.15

In January 2001, the Company's Board of Directors approved a 50,000 share Common Stock buyback program. As part of this program, the Company did not redeem any outstanding Common Stock. The previous program approved in January 1999 expired in January 2000 and was not renewed.

Dividends

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 1999, 2000 and 2001, the Company declared cash dividends of .40 cents per share and stock dividends of 5.00%.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 2001, approximately $4,185,000, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

Recent Sales of Unregistered Securities

In the past three years, the Company has issued the following securities pursuant to the purchasers' exercise of options in accordance with the Company's stock option plans for executive officers and outside directors.


(a) In January 1999, the Company issued an aggregate of 3,185 shares of common stock to Miles C. Borzilleri in exchange for aggregate consideration of $31,627.05 ($9.93/share).

(b)  In February  1999, the Company issued 3,185 shares of common stock to Miles
     C. Borzilleri in exchange for aggregate consideration of $37,551.15 ($11.79/share) and 3,502 shares in exchange for aggregate consideration of $49,028.00 ($14.00/share).

(c) In February 2000, the Company issued 29,997 shares of common stock to the Company's President and Chief Executive Officer, Jerome J. Whalen in exchange for an aggregate consideration of $162,283.77 ($5.41/share).

All of the above transactions were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2), as they were transactions by an issuer not involving any public offering.

                      SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Form 10-KSB. The selected balance sheet and income statement data as of and for the years ended December 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-KSB. The balance sheet and income statement data as of and for the years ended December 31, 1999, 1998, and 1997, are derived from audited consolidated financial statements of the Company not included herein.


                                                  2001              2000              1999              1998              1997
                                          ------------      ------------      ------------      ------------      ------------
     Income Statement Data
     Interest Income                      $ 17,134,418      $ 18,679,707      $ 16,057,243      $ 14,884,143      $ 13,921,944
     Interest Expense                        8,342,466         9,659,057         7,332,539         7,114,181         6,719,113
     Net Interest Income                     8,791,952         9,020,650         8,724,704         7,769,962         7,202,831
     Other Income                            2,242,073         1,874,700         1,389,362         1,409,302         1,338,035
     Noninterest Expense                     8,193,263         8,092,630         7,428,330         6,550,248         5,875,583
     Income Before Income Taxes              2,600,762         2,622,720         2,565,736         2,509,016         2,565,283
     Income Taxes                              705,520           820,077           810,311           972,717         1,009,249
     Net Income                              1,895,242         1,802,643         1,755,425         1,536,299         1,556,034

     Balance Sheet Data
     Total Loans                           185,733,980       190,966,246       183,606,128       152,438,033       141,846,741
     Allowance for Loan Losses                 957,731           971,891         1,014,522         1,013,949           970,840
     Total Investment Securities            62,169,012        49,348,551        46,889,333        48,315,612        47,997,248
     Total Assets                          270,475,563       264,827,542       255,973,790       215,337,558       202,115,632
     Total Deposits                        238,573,826       217,279,356       197,232,782       194,941,472       183,673,260
     Total Borrowings                       12,000,000        28,973,986        42,560,227         5,270,268         4,245,000
     Total Liabilities                     252,200,381       247,807,784       241,047,581       201,026,182       188,648,066
     Shareholders' Equity                   18,275,182        17,019,758        14,926,209        14,311,376        13,467,566


     Selected Ratios and
     Per Share Data

     Return on Average Assets                      .73%              .69%              .75%              .74%              .81%
     Return on Average Equity                    10.62%            11.40%            11.92%            11.25%            12.21%
     Basic Net Income Per Share (1)       $       1.14      $       1.08      $       1.07      $        .94      $        .95
     Diluted Net Income Per Share (1)             1.12              1.06              1.02               .89               .92
     Price Per Share                             13.78             11.76             17.75             18.50             14.40
     Book Value per Share                        10.94             10.70             10.05              9.70              9.11
     Dividends Declared:
         Cash                             $        .40      $        .40      $        .40      $        .40      $        .38
         Stock                                    5.00%             5.00%             5.00%           155.00%             5.00%
     Cash Dividend Yield                          2.90%             3.40%             2.25%             2.16%             2.64%

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of financial condition and results of operations of the Company on a consolidated basis for the two years ended December 31, 2001 and 2000. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

Total assets as of December 31, 2001 were $270,475,563, an increase of $5,648,021 or 2.1% from yearend 2000 total assets of $264,827,542.

The growth in assets was due primarily to increases in the securities portfolio which increased to $62,169,012 as of December 31, 2001. This 26.0% growth was a result of management objective of maximizing earning assets while experiencing low growth and runoff in the loan portfolio. The increase in investments was in tax-exempt state and municipal securities and in mortgage-backed securities. During 2001, some available for sale securities were sold in order to reposition the portfolio for future earnings. Also, US Treasuries and agency bonds were called or matured which resulted in the 70.0% decrease in those securities from year-end 2000.

The loan portfolio as of December 31, 2001 totaled $185,733,655. The portfolio decreased by 3.0% or $5,693,933 from December 31, 2000. The primary cause of the decline was in the installment loan portfolio as a result of the decision to suspend lending related to indirect dealer financing of vehicles and boats. Installment loans decreased by $9,883,338 or 30.6% from the previous year-end. Real estate loans, including residential, commercial and construction mortgages, totaled $155,822,681 as of December 31, 2001. This represents an increase of $5,743,975 or 3.8% from the balance at December 31, 2000. This growth is in spite of the intense competition among bank and non-banks during the year for refinancing by homeowners.

Cash and cash equivalents totaled $8,103,221 as of December 31, 2001 decreasing by $2,794,664 or 25.6% compared to the balance of $10,897,885 as of December 31, 2000. The decrease was the result of lower needs for cash and liquid funds while maximizing the Company's investment in earning assets.

Net premises and equipment totaled $2,615,155 as of the year-end 2001 which was a decrease of 7.3% from the year-end 2000 balance. This decrease was the net result of depreciation and amortization of bank premises and equipment totaling $340,759 compared to additions of bank premises and equipment totaling $137,644.

During 2001, the Company purchased additional bank-owned life insurance policies of $2,000,000. Such policies, through increases of the cash surrender value associated with them, are expected to provide the Company with tax deferred appreciation and are used in conjunction with the long-term incentive compensation plan and other benefit plans for employees.

Total liabilities were $252,200,381 as of December 31, 2001, an increase of $4,392,597 or 1.8% from the December 31, 2000 balance of $247,807,784.

Deposits as of December 31, 2001 were $238,573,826, an increase of $21,294,470 or 9.8% over the year-end 2000 balance. For the second successive year, growth was experienced in all deposit products. Since 1999, deposits have increased by $41,341,044 or 21.0%. During 2001, noninterest bearing demand deposits increased by 5.3% or $1,954,336. Savings deposits increased to $42,304,004, an increase of $1,476,621 or 3.6% from December 31, 2000. Money market deposits increased during the year, from $44,568,031 to $53,544,413, which is an increase of 20.1%. Time certificates of deposit, both those over $100,000 and under $100,000, totaled $104,004,866, an increase of $8,887,131 or 9.3%. Management believes that the deposit growth during 2001 can be attributed to consumer uncertainty regarding the economy and the stock market, as well as competitive interest rates offered on our deposits and consolidation within the local banking environment.

Federal Home Loan Bank advances totaled $12,000,000 as of December 31, 2001. The aforementioned deposit growth reduced the need for funding via these advances. The result was a decrease in Federal Home Loan Bank advances of $16,000,000 or 57.1% from the December 31, 2000 balance of $28,000,000.

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

Net income for the year ended December 31, 2001, was $1,895,242, which was an increase of $92,599 or 5.1% compared to 2000 net income of $1,802,643. Diluted net income per share amounted to $1.12 increasing from $1.06 per share in 2000. Basic net income per share was $1.14 which is an increase of $.06 from 2000. The improved earnings are primarily due to the increase in noninterest income which resulted from the growth in trust fees, deposit service charges and gains from the sale of available for sale securities. Also contributing to the growth in net income were tax savings related to tax-exempt income from investments in state and municipal securities as well as income from increases in the cash surrender value of bank owned life insurance.

Net Interest Income

Net interest income for the year ended December 31, 2001 totaled $8,791,952, a decrease of $228,698 or 2.5% from the 2000 total of $9,020,650. The decline in net interest income is attributable to the net effect of declining interest rates and the decrease in average earning assets and interest bearing liabilities. Average earning assets, which represent the Company's balance in loans and investment securities, decreased $3,882,000, from $245,866,000 in 2000 to $241,984,000 in 2001. As shown below, the net interest margin increased to 3.70% compared to the 3.69% margin for the year of 2000. The slight improvement in the net interest margin is due to lower interest costs for deposits and borrowed money due to the mix of the funding shifting to deposits from borrowed money.

                                                 2001         2000
                                             ----------   ---------
Interest and dividend income                $17,134,418  $18,679,707
Tax-equivalent adjustment                       156,428       60,896
Interest expense                             (8,342,466)  (9,659,057)
                                             ----------   ---------
Net interest income                          $8,948,380   $9,081,546
                                             ==========   ==========


The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2001 and 2000. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL



                                                           2001                                           2000
                                             ----------------------------------------      -------------------------------------
                                                               Interest                                      Interest
                                                 Average        Earned/        Yield/          Average        Earned/      Yield
                                                  Balance          Paid          Rate          Balance           Paid       Rate
                                             ---------------  ---------     ---------      -----------      ---------    -------
ASSETS
Interest Earning Assets:
Loans receivable                           $   186,519,000  $13,947,432       7.48%       $190,817,000  $  15,190,292     7.96%
Securities                                      49,001,000    3,078,466       6.28          55,014,000      3,547,251     6.45
Federal funds sold                               6,464,000      264,948       4.10              35,000          3,060     8.74
                                           ---------------  -----------                   ------------  -------------
Total interest earning assets                  241,984,000   17,290,846       7.15         245,866,000     18,740,603     7.62

Allowance for loan losses                         (927,000)                                   (999,000)
Cash & due from banks                            7,952,000                                   6,698,000
Bank premises and equipment                      2,717,000                                   2,940,000
Net unrealized gain (loss) on securities           410,000                                    (944,000)
Foreclosed real estate                             301,000                                     170,000
Other assets                                     7,930,000                                   7,431,000
                                           ---------------                                ------------

Total Average Assets                          $260,367,000                                $261,162,000
                                              ============                                ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                           $    39,290,000      554,166       1.41        $ 36,797,000        523,527     1.42
Money market deposits                           46,348,000    1,467,407       3.17          44,260,000      1,618,648     3.66
Time deposits                                  107,965,000    5,857,953       5.43          86,944,000      4,869,600     5.60
Borrowed funds                                   9,018,000      462,940       5.13          40,550,000      2,647,282     6.53
                                           ---------------  -----------                   ------------  -------------
Total interest bearing liabilities             202,621,000    8,342,466       4.12         208,551,000      9,659,057     4.63
Demand deposits                                 38,946,000                                  35,849,000
Other liabilities                                  954,000                                     947,000
Shareholders' Equity                            17,846,000                                  15,815,000
                                           ---------------                                  ----------

Total Liabilities and Equity               $   260,367,000                                $261,162,000
                                           ===============                                 ===========

Net Interest Income                                         $ 8,948,380                                 $   9,081,546
                                                            ===========                                 =============
Net interest spread                                                               3.03%                                       2.99%
                                                                               ========                                       =====
Net interest margin                                                               3.70%                                       3.69%
                                                                               ========                                       =====


Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2001 when compared to the year ended December 31, 2000 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.



                                                 2001 Compared to 2000
                                                 ---------------------
                                             Increase (Decrease) Due to
                                             --------------------------
                                          Volume            Rate         Total
                                          ------            ----         -----
Interest earned on:
Loans                                 ($336,529)        ($906,331)  ($1,242,860)
Investment Securities                  (379,656)          (89,129)     (468,785)
Other Interest Income                   264,375            (2,487)      261,888
                                    -----------        -----------   -----------
Total interest earning assets          (451,810)         (997,947)   (1,449,757)
                                    -----------        -----------    ----------

Interest paid on:
Deposits                              1,045,709          (177,958)      867,751
Borrowed money                       (1,713,508)         (470,834)   (2,184,342)
                                    ------------       -----------   -----------
Total interest bearing liabilities     (667,799)         (648,792)   (1,316,591)
                                    ------------       -----------   -----------
Increase in net interest income     $   215,989        $ (349,155)  ($  133,166)
                                    ===========        ===========   ===========

Of the $133,166 decrease in the net interest income, a net decrease of $349,155 resulted from decreases in interest rates earned or paid during 2001 and a net increase of $215,989 is attributed to changes in the mix of average interest bearing liabilities. Although average earning assets decreased during the year, the growth of deposits and resulting decline in borrowed money volumes decreased funding costs for the year.


Noninterest Income

Noninterest income for 2001 totaled $2,242,073 increasing $367,373, or 20.0% from 2000 noninterest income of $1,874,700. Income from banking service charges and fees increased by $92,501. This increase is the result of changes in the fee schedules for deposit and related products. Most of these fee schedules were changed during 2000 and the increase in the income is due to a full year's effect of the change. Fees from trust services increased by $102,645 or 12.7% resulting from higher levels of assets under management as well as competitive fees. During the year, certain available-for-sale securities were sold with an overall strategy to realign the investment portfolio to maintain future yields. This action resulted in a gain on the sale of securities totaling $148,090.

Noninterest Expense

Noninterest expense totaled $8,193,263 increasing $100,633 or 1.2% from 2000 noninterest expense of $8,092,630. Salary and benefits costs increased due to normal annual salary and benefits adjustments. Cost savings enacted during the year kept most other noninterest expenses close to, or below, the 2000 levels.

Non-accrual, Past Due and Restructured Loans and Other Real Estate Owned

The Bank's non-accrual loans, other real estate owned and loans past due in excess of ninety days and accruing interest at December 31, 1997 through 2001 are presented below.

                                                                                    December 31,
                                                        2001           2000           1999           1998           1997
                                                    ----------     ----------     ----------     ----------     ----------

          Nonaccrual loans                          $  895,180     $  781,170     $1,076,417     $1,168,159     $1,325,896
          Other real estate owned                      300,000        300,000             --             --         60,000
                                                    ----------     ----------     ----------     ----------     ----------
          Total non-performing assets               $1,195,180     $1,081,170     $1,076,417     $1,168,159     $1,385,896
                                                    ==========     ==========     ==========     ==========     ==========

          Loans past due in excess of
              ninety days and accruing interest     $    3,136     $       --     $   33,441     $   14,239     $      454
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

Restructured loans on nonaccrual status are included in the table above. As of December 31, 2001, there were no restructured loans considered performing.

Had the non-accrual loans performed in accordance with their original terms, gross interest income for the year ended December 31, 2001 would have increased by approximately $71,000 compared to approximately $73,000 for the twelve months ended December 31, 2000.

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

The Bank makes provisions for loan losses on a quarterly basis as determined by a continuing assessment of the adequacy of the allowance for loan losses. The Bank performs an ongoing review of loans in accordance with an individual loan rating system to determine the required allowance for loan losses at any given date. The review of loans is performed to estimate potential exposure to losses. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on an evaluation of the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of impaired loans, and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

The following table summarizes the Bank's OREO, past due and non-accrual loans, and non-performing assets as of December 31, 2001, 2000 and 1999.


                                                                                               December 31,
                                                                                 --------------------------------------------
                                                                                       2001           2000          1999
                                                                                 -------------  --------------  -------------
Nonaccrual loans                                                                 $     895,180  $      781,170  $   1,076,417
Other real estate owned                                                                300,000         300,000             --
                                                                                 -------------  --------------  -------------
Total non-performing assets                                                      $   1,195,180  $    1,081,170  $   1,076,417
                                                                                 =============  ==============  =============
Loans past due in excess of ninety days and accruing interest                    $       3,136  $           --  $      33,441
                                                                                 =============  ==============  =============
Ratio of non-performing assets to total loans and OREO                                    .64%            .57%           .59%
Ratio of non-performing assets and loans past due in excess
   of ninety days accruing interest to total loans and OREO                               .64%            .57%           .60%
Ratio of allowance for loan losses to total loans                                         .52%            .51%           .55%
Ratio of allowance for loan losses to non-performing assets and
   loans in excess of ninety days past due and accruing interest                        79.92%          89.89%         91.41%
Ratio of non-performing assets and loans in excess of ninety
   days to past due and accruing interest to total shareholders' equity                  6.56%           6.35%          7.44%

Total non-performing assets increased by $114,010, or 10.5% to $1,195,180 at December 31, 2001 from $1,081,170, at December 31, 2000. The increase in non-performing assets is due to more past due loans in the installment loan portfolio. At December 31, 2001, loans past due in excess of ninety days and accruing interest totaled $3,136. There were no loans past due in excess of ninety days and accruing interest as of December 31, 2000.

Total non-performing assets represented .6% of total loans and other real estate owned as of the years ended December 31, 2001, 2000 and 1999. The allowance for loan losses remained at the December 31, 2000 level of .5% of total loans. The allowance for loan losses provided coverage for 107.0% of non-accrual loans at December 31, 2001, as compared to 124.4% at December 31, 2000. Although the coverage ratio declined, the underlying collateral values of the past due loans support the lower coverage ratio.

Potential Problem Loans

As of December 31, 2001, there were no potential problem loans not disclosed above which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 1997 through 2001. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.

                                                      2001        2000        1999        1998      1997
                                                      ----      ------      ------      ------      ----

Balance, at beginning of period                       $972      $1,014      $1,014      $  971      $998
Loans charged-off:
  Commercial and financial                              --          --          --           7         5
  Real estate                                           --          24          40          68       121
  Installment loans to individuals                     314         275          86          22        30
                                                      ----      ------      ------      ------      ----
                                                       314         299         126          97       156
                                                      ----      ------      ------      ------      ----
Recoveries on loans charged-off:
  Commercial and financial                              --           3          --           2         1
  Real estate                                           --          --          --          --        21
  Installment loans to individuals                      60          74           6          18         7
                                                      ----      ------      ------      ------      ----
                                                        60          77           6          20        29
                                                      ----      ------      ------      ------      ----
Net loans charged-off                                  254         222         120          77       127
                                                      ----      ------      ------      ------      ----
Provisions charged to operations                       240         180         120         120       100
                                                      ----      ------      ------      ------      ----

Balance, at end of period                             $958      $  972      $1,014      $1,014      $971
                                                      ====      ======      ======      ======      ====
Ratio of net charge-offs during the period to
  average loans outstanding during the period          .14%        .12%        .07%        .05%      .09%
                                                      ====      ======      ======      ======      ====

Ratio of allowance for loan losses to total loans      .52%        .51%        .55%        .67%      .68%
                                                      ====      ======      ======      ======      ====

During 2001, net charge-offs totaled $254,000 which is an increase of $32,000 from 2000 net charge-offs of $222,000. The increase in net charge-offs was due to losses in the installment loan portfolio. As experienced in 2000, these losses are directly related to the consumer loans acquired through the indirect dealer financing of primarily automobiles, boats and motorcycles. In view of the credit risks associated with this portfolio, the Bank has substantially eliminated future originations of loans through indirect dealer financing. The Bank has also enhanced its collection resources in order to mitigate future losses.

The following table reflects the allowance for loan losses as of December 31, 2001, 2000, 1999, 1998 and 1997.

                      Analysis of Allowance for Loan Losses
                             (Amounts in thousands)
                                  December 31,

Loans by Type                  2001                              2000                            1999
----------------------------------------------------------------------------------------------------------------------
                                      Percentage                         Percentage                       Percentage
                 Allocation of       of Loans in    Allocation of       of Loans in   Allocation of      of Loans in
                 Allowance for     Each Category    Allowance for     Each Category   Allowance for    Each Category
                   Loan Losses    to Total Loans      Loan Losses    to Total Loans     Loan Losses   to total Loans

Commercial
  & Financial      $   21                3.85%          $ 25                4.26%          $    8             4.39%
Real Estate
  Construction         16                 2.88            22                 2.84              --              3.86
  Residential         289                66.59           273                62.43             266             62.85
  Commercial          120                14.42            99                13.32             211             10.79
Installment           250                12.06           338                16.90             505             18.04
Other                  --                 0.20            --                 0.25              24              0.07
Unallocated           262                   --           215                   --              --                --
                   ---------------------------------------------------------------------------------------------------

Total              $  958              100.00%          $972           100.00%          $ 1014           100.00%
                   ================================================================================================

Loans by Type                   1998                              1997
--------------------------------------------------------------------------------
                                      Percentage                      Percentage
                 Allocation of       of Loans in   Allocation of     of Loans in
                 Allowance for     Each Category   Allowance for   Each Category
                   Loan Losses    to Total Loans     Loan Losses  to Total Loans

Commercial
  & Financial        $    8             3.15%           $  10       4.00%
Real Estate
  Construction           --              3.75              --        1.57
  Residential            --             74.04              --       74.37
  Commercial            137             10.86             151       12.21
Installment              --              8.14              --        7.80
Other                    --              0.06              --        0.05
Unallocated             869                --             810          --
                 ---------------------------------------------------------------

Total                $1,014           100.00%           $ 971     100.00%
                 ===============================================================




The unallocated portion of the allowance reflects Management's estimate of probable but undetected losses inherent in the portfolio. Such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

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

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings for the year ended December 31, 2001:

                                2001        2000        1999
                              -------      -------      -------
Balance at December 31,      $ 5,000,000 $28,000,000  $36,730,000
Maximum Month-End Borrowings  17,899,000  48,081,000   36,730,000
Average Balance                7,663,000  38,302,000   19,200,000
Average Rate                    5.47%          6.57%        5.55%

CAPITAL

At December 31, 2001, total shareholders' equity was $18,275,182 compared to $17,019,758 at December 31, 2000. From a regulatory perspective, the Company's and the Bank's capital ratios place each entity in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 2001:

                                       Minimum
                                    Regulatory
                                   Capital Level  The Company      The Bank

Tier 1 leverage capital ratio           4%            6.85%         6.85%

Tier 1 risk-based capital ratio         4%           10.86%        10.62%

Total risk-based capital ratio          8%           11.43%        11.18%


INCOME TAXES

The income tax expense for 2001 totaled $705,520 in comparison to $820,077 in 2000. The decline in income tax expense is due to the Company's investments in state and municipal securities as well as in bank owned life insurance. Income from these assets is not subject to Federal income taxes. Also, both the 2001 and 2000 provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC"). The income from LMSC is considered passive investment income under recent Connecticut legislation under which LMSC was formed and is operating, and not subject to state taxes which resulted in no state tax expense for both years.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and related notes thereto presented elsewhere herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative value of money over time due to inflation. Unlike many industrial companies, most of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

 ITEM 7.  FINANCIAL STATEMENTS

                             PART F/S FINANCIAL STATEMENTS

Annual Financial Information

Independent Auditor's Report                                             F-1

Consolidated Balance Sheets at December 31, 2001 and 2000                F-2

Consolidated Statements of Income for the Years Ended
December 31, 2001 and 2000                                               F-3

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2001 and 2000                                   F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2001 and 2000                                         F-5

Notes to Consolidated Financial Statements                       F-6 to F-21

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary
Litchfield, Connecticut

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Corporation") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ McGladrey & Pullen, LLP
                                                -------------------------
                                                  McGladrey & Pullen, LLP

New Haven, Connecticut
March 1, 2002



CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                                          2001           2000
                                                                                                       ------------   ------------
ASSETS
Cash and due from banks (Note B)                                                                       $  8,103,221   $  10,897,885
                                                                                                       ------------   -------------
                                                                        CASH AND CASH EQUIVALENTS         8,103,221      10,897,885
                                                                                                       ------------   -------------
Securities (Note C):
   Available for sale securities:
      U.S. Treasuries and other securities (amortized cost $8,178,265-2001
       and $27,464,048-2000)                                                                              8,239,940      27,489,496
      Mortgage-backed securities (amortized cost $40,228,014-2001
       and $20,888,334-2000)                                                                             40,135,605      20,876,332
      State and municipal securities (amortized cost $11,371,180-2001)                                   11,404,232              --
      Corporate and other bonds (amortized cost $2,059,986-2001)                                          2,080,871              --
   Held to maturity securities:
      Mortgage-backed securities (market value $319,172-2001)
       and $988,944-2000)                                                                                   308,364         982,723
                                                                                                       ------------   -------------
                                                                                 TOTAL SECURITIES        62,169,012      49,348,551
                                                                                                       ------------   -------------

Federal Home Loan Bank stock, at cost (Note H)                                                            2,389,800       2,389,800
Federal Reserve Bank stock, at cost                                                                          81,850          81,850
Loans Receivable (Notes D and E):
      Real estate--residential mortgage                                                                 123,684,472     119,214,444
      Real estate--commercial mortgage                                                                   26,790,550      25,437,159
      Real estate--construction                                                                           5,347,659       5,427,103
      Commercial                                                                                          7,152,723       8,136,115
      Installment                                                                                        22,391,726      32,275,064
      Other                                                                                                 366,850         476,361
                                                                                                       ------------    ------------
                                                                                  TOTAL LOANS           185,733,980     190,966,246
      Net deferred loan origination costs                                                                   957,406       1,433,233
      Allowance for loan losses                                                                            (957,731)       (971,891)
                                                                                                       ------------    -------------
                                                                                    NET LOANS           185,733,655     191,427,588
                                                                                                       ------------    ------------

Premises and equipment, net (Note F)                                                                      2,615,155       2,823,307
Foreclosed real estate                                                                                      300,000         300,000
Deferred income taxes (Note J)                                                                               61,274              --
Accrued interest receivable                                                                               1,309,246       1,815,364
Cash surrender value of insurance (Note K)                                                                5,947,666       3,691,668
Other assets (Note K)                                                                                     1,764,684       2,051,529
                                                                                                       ------------    ------------
                                                                                 TOTAL ASSETS          $270,475,563    $264,827,542
                                                                                                       ============    ============
LIABILITIES
Deposits (Note I):
Noninterest bearing:
      Demand                                                                                           $ 38,720,543    $ 36,766,207
Interest bearing:
      Savings                                                                                            42,304,004      40,827,383
      Money market                                                                                       53,544,413      44,568,031
      Time certificates of deposit in denominations of $100,000 or more                                  27,854,468      21,150,580
      Other time certificates of deposit                                                                 76,150,398      73,967,155
                                                                                                       ------------    ------------
                                                                               TOTAL DEPOSITS           238,573,826     217,279,356
                                                                                                       ------------    ------------

Federal Home Loan Bank advances (Note H)                                                                 12,000,000      28,000,000
Collateralized borrowings                                                                                        --         973,986
Deferred income taxes (Note J)                                                                                   --         137,436
Accrued expenses and other liabilities                                                                    1,626,555       1,417,006
                                                                                                       ------------    ------------
                                                                            TOTAL LIABILITIES           252,200,381     247,807,784
                                                                                                       ------------    ------------
Commitments and contingencies (Notes G, H, K, M and O)                                                           --              --

SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)
Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
      Authorized---5,000,000 shares
      Issued---1,760,624 shares, outstanding---1,669,759 shares---2001 and
      Issued---1,677,004 shares, outstanding---1,590,465 shares---2000                                       17,606          16,770
      Capital surplus                                                                                    13,000,271      11,980,943
      Retained earnings                                                                                   5,943,052       5,714,897
      Less:  Treasury stock at cost--90,865 shares---2001, 86,539 shares---2000                            (701,061)       (701,061)
      Accumulated other comprehensive income--net unrealized gain on available
         for sale securities (net of taxes) (Note S)                                                         15,314           8,209
                                                                                                       ------------    ------------
                                                                   TOTAL SHAREHOLDERS' EQUITY            18,275,182      17,019,758
                                                                                                       ------------    ------------

                                                     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $270,475,563    $264,827,542
                                                                                                       ============    ============
See Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                                                       2001          2000
                                                                                                        -------------  ------------

INTEREST AND DIVIDEND INCOME

Interest and fees on loans                                                                              $ 13,922,404   $ 15,129,396
                                                                                                        -------------  ------------

Interest and dividends:
    Mortgage-backed securities                                                                            1,481,135       1,582,186
    U.S. Treasury and other securities                                                                    1,119,553       1,965,065
    State and municipal securities                                                                          288,970              --
    Corporate bonds and other securities                                                                     57,408              --
    Federal funds and other interest income                                                                 264,948           3,060
                                                                                                        -------------   -----------
                                                        TOTAL INTEREST AND DIVIDEND INCOME               17,134,418      18,679,707
                                                                                                        -------------   -----------
INTEREST EXPENSE

Interest on deposits:
    Savings                                                                                                 554,166         523,527
    Money market                                                                                          1,467,407       1,618,648
    Time certificates of deposit in denominations of $100,000 or more                                     1,299,414         869,663
    Other time certificates of deposit                                                                    4,558,539       3,999,937
                                                                                                        -------------   -----------
                                                                TOTAL INTEREST ON DEPOSITS                7,879,526        7,011,755
Interest on Federal Home Loan Bank advances                                                                 462,940        2,584,855
Interest on collateralized borrowings                                                                            --           62,427
                                                                                                        -------------      ---------

                                                                    TOTAL INTEREST EXPENSE                8,342,466        9,659,057
                                                                                                        -------------      ---------
                                                                       NET INTEREST INCOME                8,791,952        9,020,650
                                                        PROVISION FOR LOAN LOSSES (Note E)                  240,000          180,000
                                                                                                        -------------      ---------

                                                                 NET INTEREST INCOME AFTER
                                                                 PROVISION FOR LOAN LOSSES                8,551,952        8,840,650
                                                                                                        -------------      ---------
NONINTEREST INCOME

Banking service charges and fees                                                                            746,802          654,301
Trust                                                                                                       912,706          810,061
Gains on sales of available for sale securities (Note C)                                                    148,090              ---
Other                                                                                                       434,475          410,338
                                                                                                        -------------      ---------
                                                                  TOTAL NONINTEREST INCOME                2,242,073        1,874,700
                                                                                                        -------------      ---------
NONINTEREST EXPENSES

Salaries                                                                                                  3,418,164        3,283,915
Employee benefits (Note K)                                                                                  928,262          887,088
Net occupancy                                                                                               483,445          451,712
Equipment                                                                                                   410,633          475,161
Legal fees                                                                                                  152,197          193,779
Director fees                                                                                               159,276          170,472
Computer services                                                                                           774,542          721,597
Supplies                                                                                                    188,060          188,388
Commissions, services and fees                                                                              199,607          259,883
Postage                                                                                                     111,315          111,225
Advertising                                                                                                 181,386          216,164
OREO and non-performing loan expenses - net                                                                   5,498           10,514
Other                                                                                                     1,180,878        1,122,732
                                                                                                        -------------      ---------
                                                                  TOTAL NONINTEREST EXPENSES              8,193,263        8,092,630
                                                                                                        -------------      ---------
                                                                  INCOME BEFORE INCOME TAXES              2,600,762        2,622,720

                                                         PROVISION FOR INCOME TAXES (Note J)                705,520          820,077
                                                                                                        -------------      ---------
                                                                                  NET INCOME            $ 1,895,242        1,802,643
                                                                                                        =============      =========
EARNINGS PER SHARE (Note L)
                                                                  BASIC NET INCOME PER SHARE            $      1.14             1.08
                                                                                                        =============      =========
                                                                DILUTED NET INCOME PER SHARE            $      1.12             1.06
                                                                                                        =============      =========
See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2001 and 2000



                                                                                                        Accumulated
                                                                                                           Other          Total
                                             Common         Capital       Retained     Treasury        Comprehensive  Shareholders'
                                              Stock         Surplus     Earnings           Stock              Income  Equity
                                          ---------   -------------  -----------     ------------    ---------------  -------------

BALANCE, JANUARY 1, 2000                  $  15,674   $  10,933,465  $   5,324,445   $    (701,061)  $      (646,314) $  14,926,209
                                          ---------   -------------  -------------   -------------   ---------------- -------------

Comprehensive Income:
   Net income                                    --              --      1,802,643              --                --      1,802,643
   Unrealized holding gain on
      available for sale securities,
      net of taxes (Note S)                      --              --             --              --           654,523        654,523
                                                                                                                      -------------
   Total comprehensive income                                                                                             2,457,166
                                                                                                                      -------------
Cash dividends declared $.40 per share           --              --       (613,526)             --                --       (613,526)
5% stock dividend declared
   November 30, 2000 - 79,654 shares
   including 4,120 treasury shares              796         795,744       (796,540)             --                --             --
Fractional shares paid in cash                   --              --         (2,125)             --                --         (2,125)
Stock options exercised - 29,997 shares         300         161,984             --              --                --        162,284
Deferred tax benefit on stock options
   exercised (Note M)                            --          89,750             --              --                --         89,750
                                          ---------   -------------  -------------   -------------   ---------------  -------------

BALANCE, DECEMBER 31, 2000                   16,770      11,980,943      5,714,897        (701,061)            8,209     17,019,758
                                          ---------   -------------  -------------   -------------   ---------------  -------------

Comprehensive Income:
   Net income                                    --              --      1,895,242              --                --      1,895,242
   Unrealized holding gain on
      available for sale securities,
      net of taxes (Note S)                      --              --             --              --             7,105          7,105
                                                                                                                      -------------
Total comprehensive income                                                                                                1,902,347
                                                                                                                      -------------
Cash dividends declared $.40 per share           --              --       (644,115)             --                --       (644,115)
5% stock dividend declared
   November 29, 2001--83,620 shares
   including 4,326 treasury shares              836       1,019,328     (1,020,164)             --                --             --
Fractional shares paid in cash                   --              --         (2,808)             --                --         (2,808)
                                          ---------   -------------  -------------   -------------  ----------------  -------------

BALANCE, DECEMBER 31, 2001                $  17,606   $  13,000,271  $   5,943,052   $    (701,061)    $      15,314  $  18,275,182
                                          =========   =============  =============   =============     =============  =============





See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                                           2001              2000
                                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $  1,895,242      $  1,802,643
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization and accretion of premiums and discounts on investment securities, net           74,234          (103,440)
      Provision for loan losses                                                                   240,000           180,000
      Depreciation and amortization                                                               340,759           378,159
      Deferred income taxes                                                                      (201,362)          176,480
      Gains on sales of available for sale securities                                            (148,090)               --
      Loans originated for sale                                                                  (215,115)         (258,600)
      Proceeds from sales of loans held for sale                                                  215,115           258,600
      Loss on sale of repossessed assets                                                           54,192             7,972
      Loss on disposals of bank premises and equipment                                              2,579                --
      Decrease (increase) in accrued interest receivable                                          506,118          (360,001)
      Decrease in other assets                                                                    109,801           107,242
      Increase in cash surrender value of insurance                                              (255,998)         (191,668)
      Decrease (increase) in deferred loan origination costs                                      475,827          (215,945)
      Increase in accrued expenses and other liabilities                                          201,620           151,881
                                                                                             ------------      ------------
        Net cash provided by operating activities                                               3,294,922         1,933,323
                                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES Available for sale mortgage-backed securities:
      Proceeds from maturities and principal payments                                           8,285,080         4,194,321
      Purchases                                                                               (35,467,111)       (5,702,436)
      Proceeds from sales                                                                       7,862,412                --
Available for sale U.S. Treasury and other investment securities:
      Proceeds from maturities                                                                 19,500,000         3,000,000
      Purchases                                                                                (6,208,265)       (5,961,570)
      Proceeds from sales                                                                       6,138,515                --
Available for sale State, municipal and other bond investments:
      Purchases                                                                               (13,520,948)               --
Held to maturity mortgage-backed securities:
      Proceeds from maturities and principal payments                                             673,469         3,197,586
Purchases of Federal Home Loan Bank Stock                                                              --          (289,800)
Net (decrease) increase in loans                                                                4,784,667        (8,167,852)
Proceeds from sales of repossessed assets                                                         254,803            60,088
Purchases of premises and equipment                                                              (137,644)         (183,490)
Proceeds from sale of premises and equipment                                                        2,458                --
Purchase of life insurance policies                                                            (2,000,000)
Proceeds from sale of foreclosed real estate                                                       61,488                --
                                                                                             ------------      ------------
      Net cash used in investing activities                                                    (9,771,076)       (9,853,153)
                                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                                      12,407,339         7,503,855
Net increase in certificates of deposit                                                         8,887,131        12,542,719
Net decrease in borrowings under Federal Home Loan
      Bank advances                                                                           (16,000,000)      (13,730,000)
Net (decrease) increase in collateralized borrowings                                             (973,986)          143,759
Distribution in cash for fractional shares of common stock                                         (2,808)           (2,125)
Proceeds from exercise of stock options                                                                --           162,284
Dividends paid on common stock                                                                   (636,186)         (602,973)
                                                                                             ------------      ------------
      Net cash provided by financing activities                                                 3,681,490         6,017,519
                                                                                             ------------      ------------
      Net decrease in cash and cash equivalents                                                (2,794,664)       (1,902,311)
CASH AND CASH EQUIVALENTS, at beginning of year                                                10,897,885        12,800,196
                                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, at end of year                                                    $  8,103,221      $ 10,897,885
                                                                                             ============      ============

SUPPLEMENTAL INFORMATION Cash paid during the year for:
      Interest on deposits and borrowings                                                    $  8,423,871      $  9,598,941
                                                                                             ============      ============
      Income taxes                                                                           $    660,000      $    446,952
                                                                                             ============      ============
Noncash investing and financing activities:
      Transfer of loans to other real estate owned                                           $     61,488      $    300,000
                                                                                             ============      ============
      Transfer of loans to repossessed assets                                                $    131,951      $    285,103
                                                                                             ============      ============
      Accrued dividends declared                                                             $    166,976      $    159,047
                                                                                             ============      ============

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

The significant accounting policies followed by the Corporation and the methods of applying those policies are summarized in the following paragraphs:

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

TRANSFER OF FINANCIAL ASSETS: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or
(b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

STOCK OPTION PLANS: SFAS No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock based compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows a company to continue to measure compensation cost for such plans under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue to follow the accounting in APB 25, and as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 (see Note M).

EARNINGS PER SHARE: Basic earnings per share represents income available to common stockholders and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options and are determined using the treasury stock method.

RELATED PARTY TRANSACTIONS: Directors and officers of the Corporation and Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of the management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Notes D, I, and P contain details regarding related party transactions.

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

RECLASSIFICATIONS: Certain 2000 amounts have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on net income.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2001 the Bank was required to have cash and liquid assets of approximately $3,329,000 to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2001 and 2000 are as follows:

AVAILABLE FOR SALE                                             December 31, 2001
                                        -------------------------------------------------------------
                                                         Gross             Gross
                                           Amortized    Unrealized       Unrealized           Fair
                                              Cost         Gains           Losses            Value
                                         -----------     ---------      ------------      -----------
Investment Securities:
   U.S. Treasury securities              $ 2,975,185     $ 170,755      $         --      $ 3,145,940
   U.S. Government Agency Securities       5,203,080            --          (109,080)       5,094,000
                                         -----------     ---------      ------------      -----------
                                           8,178,265       170,755          (109,080)       8,239,940
                                         -----------     ---------      ------------      -----------
   State and Municipal Obligations        11,371,180        33,052                --       11,404,232
                                         -----------     ---------      ------------      -----------
   Corporate and other bonds               2,059,986        20,885                --        2,080,871
                                         -----------     ---------      ------------      -----------

Mortgage-Backed Securities:
   GNMA                                   18,298,231       109,102           (46,462)      18,360,871
   FNMA                                   11,761,413        17,721           (51,459)      11,727,675
   FHLMC                                  10,168,370            --          (121,311)      10,047,059
                                         -----------     ---------      ------------      -----------
                                          40,228,014       126,823          (219,232)      40,135,605
                                         -----------     ---------      ------------      -----------

Total available for sale securities      $61,837,445     $ 351,515      $   (328,312)     $61,860,648
                                         ===========     =========      ============      ===========

                                                                December 31, 2000
                                        -------------------------------------------------------------
                                                         Gross             Gross
                                           Amortized    Unrealized       Unrealized           Fair
                                              Cost         Gains           Losses            Value
                                         -----------     ---------      ------------      -----------
Investment Securities:
   U.S. Treasury securities              $11,964,048     $ 214,982      $     (1,074)     $12,177,956
   U.S. Government Agency Securities      15,500,000        10,950          (199,410)      15,311,540
                                         -----------     ---------      ------------      -----------
                                          27,464,048       225,932          (200,484)      27,489,496
                                         -----------     ---------      ------------      -----------
Mortgage-Backed Securities:
   GNMA                                   17,560,062       118,958           (85,339)      17,593,681
   FNMA                                    3,328,272            --           (45,621)       3,282,651
                                         -----------     ---------      ------------      -----------
                                          20,888,334       118,958          (130,960)      20,876,332
                                         -----------     ---------      ------------      -----------
Total available for sale securities      $48,352,382     $ 344,890      $   (331,444)     $48,365,828
                                         ===========     =========      ============      ===========

HELD TO MATURITY                                        December 31, 2001
                                     ----------------------------------------------------
                                                    Gross         Gross
                                      Amortized    Unrealized   Unrealized        Fair
                                         Cost         Gains       Losses         Value
                                     ----------     ---------  ------------   -----------
Mortgage-Backed Securities:
   GNMA securities                    $203,162     $ 3,865        $      --     $207,027
   FHLMC securities                    105,202       6,943               --      112,145
                                      --------     -------        ---------     --------
Total held to maturity securities     $308,364     $10,808        $      --     $319,172
                                      ========     =======        =========     ========


                                                        December 31, 2000
                                   -------------------------------------------------------------
                                                    Gross          Gross
                                      Amortized    Unrealized    Unrealized        Fair
                                         Cost         Gains        Losses         Value
                                    -----------     ---------   ------------   -----------
Mortgage-Backed Securities:
   GNMA securities                    $287,000     $2,588         $(1,423)        $288,165
   FHLMC securities                    695,723      5,056              --          700,779
                                      --------     ------         -------         --------
Total held to maturity securities     $982,723     $7,644         $(1,423)        $988,944
                                      ========     ======         =======         ========

The amortized cost and fair value of securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.



                                                        December 31, 2001
                                      ----------------------------------------------------------
                                      Available-for-Sale Securities  Held-to-Maturity Securities
                                      -----------------------------  ---------------------------
                                         Amortized         Fair        Amortized      Fair
                                            Cost           Value          Cost        Value
                                            ----           -----          ----        -----
Due in one year or less                $ 2,059,986     $ 2,080,871     $     --     $     --
Due after one year through five years    8,178,265       8,239,940           --           --
Due after five years through ten years  11,371,180      11,404,232           --           --
                                       -----------     -----------     --------     --------
                                        21,609,431      21,725,043           --           --
Mortgage-backed securities              40,228,014      40,135,605      308,364      319,172
                                       -----------     -----------     --------     --------
   TOTAL                              $ 61,837,445     $61,860,648     $308,364     $319,172
                                       ===========     ===========     ========     ========

Proceeds from the sales of available for sale securities were $14,000,927 during 2001. Gross gains of $216,680 and gross losses of $68,590 were realized on these sales. There were no sales of available for sale securities during 2000.

Investment securities with a carrying value of $6,202,000 and $6,112,000 were pledged as collateral to secure treasury tax and loan, trust assets and public funds at December 31, 2001 and 2000, respectively.

During 2001 and 2000, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2001, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                            2001            2000
                                     --------------   ---------------
Balance at the beginning of year     $    2,961,677   $    3,440,194
Advances                                  9,004,240        7,841,684
Repayments                               (8,602,206)      (8,320,201)
Other changes                              (150,656)              --
                                     ---------------  --------------
   BALANCE AT END OF YEAR            $    3,213,055   $    2,961,677
                                     ==============   ==============

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING LOANS

Changes in the allowance for loan losses for the years ended December 31, 2001 and 2000, were as follows:

                                                                   2001                        2000
                                                         --------------              --------------
Balance at beginning of year                             $      971,891              $    1,014,522
Provision for loan losses                                       240,000                     180,000
Loans charged off                                              (314,470)                   (299,730)
Recoveries of loans previously charged off                       60,310                      77,099
                                                         --------------              --------------
   BALANCE AT END OF YEAR                                $      957,731              $      971,891
                                                         ==============              ==============
A summary of nonperforming loans follows:
                                                                   2001                        2000
                                                         --------------              --------------
Nonaccrual loans                                         $      895,180              $      781,170
Accruing loans contractually past due 90 days or more             3,136                         ---
                                                         --------------               -------------
   TOTAL                                                 $      898,316              $      781,170
                                                          =============               =============

If interest income on nonaccrual loans throughout the year had been recognized in accordance with the loans' contractual terms, approximately $71,000 and $73,000 of additional interest would have been recorded for the years ended December 31, 2001 and 2000, respectively. Included in the nonaccrual loans at December 31, 2001 are two loans which total $352,000 of which 90% is guaranteed by a U.S. Government agency.

The  following   information  relates  to  impaired  loans,  which  include  all nonaccrual loans and other loans past due 90 days or more, and all restructured loans, as of and for the years ended December 31, 2001 and 2000.

                                                                                 2001           2000
                                                                               --------     ----------
Loans receivable for which there is a related allowance for credit losses, determined:
   Based on discounted cash flows                                              $225,000     $  263,000
   Based on the fair value of collateral                                             --        237,000
                                                                               --------     ----------
        Total                                                                  $225,000     $  500,000
                                                                               ========     ==========
Loans receivable for which there is no related allowance for credit losses determined:
   Based on discounted cash flows                                              $520,000     $  241,000
   Based on the fair value of collateral                                        154,000        167,000
                                                                               --------     ----------
      Total                                                                    $674,000     $  408,000
                                                                               ========     ==========
Allowance for credit losses related to impaired loans                          $ 38,000     $  110,000
                                                                               ========     ==========
Average recorded investment in impaired loans                                  $847,000     $1,338,000
                                                                               ========     ==========
Interest income recognized                                                     $ 41,000     $   39,000
                                                                               ========     ==========
Cash interest received                                                         $ 81,000     $   84,000
                                                                               ========     ==========

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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2001 and 2000 are as follows:

                                                        2001           2000
                                                    ----------     ----------
Land                                                $  674,849     $  674,849
Buildings                                            2,981,448      2,944,239
Furniture and fixtures                               2,220,681      2,253,021
Leasehold improvements                                 202,283        197,323
                                                    ----------     ----------
                                                     6,079,261      6,069,432
Less accumulated depreciation and amortization       3,464,106      3,246,125
                                                    ----------     ----------
                                                    $2,615,155     $2,823,307
                                                    ==========     ==========

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2001 and 2000 was $340,759 and $378,159, respectively.

NOTE G - LEASE COMMITMENTS

At December 31, 2001, the Corporation was obligated under various noncancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. Net rent expense under operating leases was approximately $102,000 and $88,000 for 2001 and 2000, respectively. The future minimum payments under operating leases are as follows:

                               2002                      $       107,000
                               2003                              107,000
                               2004                               97,000
                               2005 and thereafter                95,000
                                                         ---------------
                               Total                     $       406,000
                                                         ===============

NOTE H - FEDERAL HOME LOAN BANK STOCK AND ADVANCES

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), purchased $289,800 of FHLBB capital stock during 2000. There were no stock purchases during 2001. The Bank is required to maintain an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of December 31, 2001 totaled $12,000,000 including $5,000,000 at a rate of 2.53% due in October 2002, $5,000,000 at a rate of 3.23%
due in October 2003 and $2,000,000 at a rate of 3.47% due in December 2003.

NOTE I - DEPOSITS

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2001:

                  2002                   $69,302,475
                  2003                    25,138,352
                  2004                     6,803,916
                  2005 and thereafter      2,760,123
                                           ---------
                  Total                 $104,004,866
                                        ============

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$1,297,555 and $2,750,479 at December 31, 2001 and 2000, respectively.

NOTE J - INCOME TAXES

The components of the income tax provision are as follows:
                                                             2001        2000
                                                         -----------------------
Current:
  Federal                                                 $906,882    $643,597

Deferred:
  Federal                                                 (201,362)    183,875
  State                                                        ---      (7,395)
                                                          --------    ---------
                                                          (201,362)    176,480
                                                          --------     -------
   Total                                                  $705,520    $820,077
                                                          ========    ========

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:


                                                                    2001                2000
                                                                    ----                ----
Provision for income taxes at statutory Federal rate            $ 884,259    34%      $ 891,725  34%
Increase (decrease) resulting from:
     Tax exempt income                                           (116,988)    (4)       (42,315) (2)
     Nondeductible interest expense                                13,686      1          4,159  --
     Other                                                        (75,437)    (4)       (33,492) (1)
                                                                ---------------       -------------
Provision for income taxes                                      $ 705,520    27%      $ 820,077  31%
                                                                ===============       =============

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                          2001         2000
                                                     -------------------------
Deferred tax assets:
  Allowance for loan losses                          $ 325,628      $ 330,443
  Depreciation                                         169,905        164,987
  Accrued expenses                                     180,318        134,491
  All other                                             82,868         67,919
                                                     ---------      ---------
  Total gross deferred tax assets                      758,719        697,840
                                                     ---------      ---------

Deferred tax liabilities:
  Tax bad debt reserve                                (153,536)      (153,536)
  Prepaid pension costs                               (199,006)      (172,679)
  Net deferred loan costs                             (325,518)       (487,300)
  Unrealized gain on available for sale securities      (7,889)        (5,237)
  Prepaid expenses and other                           (11,496)       (16,524)
                                                      --------       --------
  Total gross deferred tax liabilities                (697,445)      (835,276)
                                                      --------       --------

Net deferred tax asset (liability)                   $  61,274      $(137,436)
                                                     =========      ==========

Based on the Corporation's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, began to transfer a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Corporation's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2001 and 2000.

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

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2001 and 2000 using a measurement date of December 31:

Change in benefit obligation:                       2001              2000
                                             -----------       -----------
  Benefit obligation, beginning              $ 2,040,037       $ 1,812,770
  Service cost                                   168,069           154,967
  Interest cost                                  149,624           125,283
  Actuarial gain                                 127,671             2,825
  Benefits paid                                 (174,234)          (55,808)
                                             -----------       -----------
  Benefit obligation, ending                   2,311,167         2,040,037
                                             -----------       -----------

Change in plan assets:
  Fair value of plans assets, beginning        2,797,880         2,545,708
  Actual return on plan assets                  (287,293)          190,290
  Employer contribution                          155,535           117,690
  Benefits paid                                 (174,234)          (55,808)
                                             -----------       -----------
  Fair value of plan assets, ending            2,491,888         2,797,880
                                             -----------       -----------

Funded status                                    180,721           757,843
Unrecognized net actuarial gain                  459,062          (168,257)
Unrecognized service cost                        (54,470)          (81,706)
                                             -----------       -----------
Prepaid benefit cost                         $   585,313       $   507,880
                                             ===========       ===========

Components of net periodic benefit cost:
  Service cost                               $   168,069       $   154,967
  Interest cost                                  149,624           125,283
  Expected return on plan assets                (212,355)         (194,903)
  Amortization of prior service cost             (27,236)          (27,236)
                                             -----------       -----------
  Net periodic benefit cost                  $    78,102       $    58,111
                                             ===========       ===========

Weighted-average assumptions:
  Discount rate                                     7.00%             7.00%
  Expected return on plan assets                    7.50%             7.50%
  Rate of compensation increase                     5.00%             5.00%

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. Currently, the Bank makes matching contributions equal to 75% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $78,737 for 2001 and $75,250 for 2000.

OTHER BENEFIT PLANS: Effective September 1, 1994, the Bank entered into a supplemental retirement plan with the President/Chief Executive Officer which was replaced by an executive supplemental compensation agreement effective November 21, 2000. At December 31, 2001 and 2000 accrued supplemental retirement benefits of $125,808 and $81,904 respectively, are recognized in the Corporation's balance sheet related to this plan. For the years ended December 31, 2001 and 2000, $43,904 and $37,138 of related expenses are included in operations.

Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 2001 and 2000, accrued supplemental retirement benefits of $26,946, are recognized in the Corporation's balance sheet related to this Plan. Payments to this retiree will be $5,000 per year through 2008.

Beginning in 1996, the Corporation offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The value (on a cost basis) of the related trust assets and corresponding liability of $300,391 and $252,821 at December 31, 2001, and 2000, respectively are included in the Corporation's balance sheet.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately, and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2001 and 2000, $43,308 and $33,891, respectively, were charged to operations under this plan. The related liability, of $77,199 and $33,891 at December 31, 2001 and 2000, respectively, is included in accrued expenses and other liabilities. At December 31, 2001 and 2000, unvested benefits earned under this plan were approximately $42,000 and $26,500, respectively.

The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain directors and officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans. These policies have aggregate cash surrender values of approximately $5,948,000 and $3,692,000 at December 31, 2001 and 2000, respectively.

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

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

On November 29, 2001 and November 30, 2000, the Board of Directors declared 5% stock dividends payable on December 31, 2001 and December 29, 2000, respectively. Payment of these dividends resulted in the issuance of 83,620 additional common shares in December 2001 and 79,654 additional common shares in December 2000. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to capital surplus. Fractional shares were payable in cash on an equivalent share basis of $12.20 for the 2001 stock dividend and $10.00 for the 2000 stock dividend.

Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

In January 2001, the Board of Directors of the Corporation adopted a resolution authorizing the Corporation to repurchase up to 50,000 shares of the Corporation's common stock from time to time for a period of one year, at prices to be determined by the Corporation and sellers at the time of each transaction.

The following is information about the computation of net income per share for the years ended December 31, 2001 and 2000. The 2000 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                                For the Year Ended December 31, 2001
                                                ------------------------------------
                                                   Net
 Income                                           Shares       Amount      Per Share
 ------                                           ------       ------      ---------
Basic Net Income Per Share
   Income available to common stockholders     $1,895,242     1,669,759     $   1.14
                                                                            ========
Effect of Dilutive Securities
   Options Outstanding                                 --        27,715
                                               ----------     ---------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                    $1,895,242     1,697,474     $   1.12
                                               ==========     =========     ========

                                                For the Year Ended December 31, 2000
                                               -------------------------------------
                                                    Net                    Per Share
                                                 Income        Shares        Amount
                                                 ------        ------        ------
Basic Net Income Per Share
   Income available to common stockholders     $1,802,643     1,665,199     $   1.08
                                                                            ========
Effect of Dilutive Securities
   Options Outstanding                                 --        35,872
                                               -----------    ---------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                    $1,802,643     1,701,071     $   1.06
                                               ==========     =========     ========


NOTE M - STOCK OPTION PLANS

At December 31, 2001, the Corporation has two fixed option plans, which are described below. The Corporation has elected to apply APB Opinion No. 25 to account for the stock options granted to employees, including directors, and accordingly, no compensation cost has been recognized in the consolidated statements of income for the fixed stock option plans. Had compensation cost for the options granted been determined consistent with SFAS No. 123, the Corporation's 2000 net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:

Years ended December 31,                                    2000
                                                         -----------

Net income                                As Reported    $1,802,642
                                          Pro forma      $1,799,160

Basic net income per share                As Reported    $    1.08
                                          Pro forma      $    1.08

Diluted net income per share              As Reported    $    1.06
                                          Pro forma      $    1.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing. There were no options granted in 2001 or 2000, and in 2001, there was no proforma compensation for options issued in prior years as all options were fully vested at December 31, 2000.

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

In 1994, the Board of Directors amended the plan to provide for adjustments in the price and number of options granted upon the occurrence of changes in the Corporation's capital structure. The effect of this amendment, as of December 31, 1999, was to retroactively increase the number of options to 30,548 to include the effect of the annual 5% stock dividends paid since April 11, 1990 as well as the stock splits of February 8, 1995 and April 30, 1998. For the year ended December 31, 2000, 29,997 options were exercised under this plan. At December 31, 2001 and 2000, there were no outstanding options under this plan.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 2,778 shares of the Corporation's common stock. Automatic annual grants of an additional 471 shares for each director were given for each of the four following years.

The stock option plan for officers grants options based upon individual officer performance.

Under both the director and officer plans, the price per share of the option is the fair market value of the Corporation's stock at the date of the grant. No option may be exercised until 12 months after it is granted. Options are exercisable for a period of ten years from the grant thereof.


Activity in the option plan for officers and outside directors for 2001 and 2000 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                            2001                                          2000
                                         --------------------------------       -------------------------------------
                                                                Weighted                                    Weighted
                                          Number of    Average Exercise         Number of          Average Exercise
                                             Shares      Price Per Share            Shares           Price Per Share
                                         ----------  -------------------       -----------       --------------------
Options outstanding at beginning of year    112,438  $              10.15           112,438       $             10.15
   Granted                                      ---                   ---               ---                       ---
   Exercised                                    ---                   ---               ---                       ---
   Cancelled                                    ---                   ---               ---                       ---
                                         ----------                             -----------
Options outstanding at end of year          112,438                 10.15           112,438                     10.15
                                         ==========                             ===========
Options exercisable at end of year          112,438                 10.15           112,438                     10.15
                                         ==========                             ===========

At December 31, 2001, exercise prices ranged from $5.83 to $15.98 with an average remaining contractual life of 4.7 years and a weighted average exercise price of $10.15.

During 2000, the option plan for officers and directors expired. Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 112,438.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2001, the Bank had retained earnings of approximately $15,413,000 of which approximately $4,184,553 was available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations. At December 31, 2001, the amount available for transfer from the Bank to the Corporation in the form of loans is limited to 10% of the Bank's capital stock and surplus.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2001 and 2000 related to these items are summarized below:

                                                       2001        2000
                                               --------------- -----------
                                               Contract Amount Contract Amount
Loan commitments:
  Approved mortgage and equity loan commitments$   5,479,000   $ 3,314,000
  Unadvanced portion of construction loans         4,458,000     2,641,000
  Unadvanced portion of:
   Commercial lines of credit                      7,006,000     4,641,000
   Home equity lines of credit                    24,536,000    17,404,000
   Overdraft protection                              579,000       558,000
   Credit Cards                                    1,329,000     1,627,000
   Floor plans                                       633,000     1,103,000
Standby letters of credit                             50,000        50,000
                                               -------------   -----------
                                               $  44,070,000   $31,338,000
                                               =============   ===========

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

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2001 and 2000, the Bank paid approximately $228,000 and $157,000, respectively, for insurance and legal fees, to companies, the principals of which are Directors of the Corporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 that the Bank meets all capital adequacy requirements to which it is subject.

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


As of December 31, 2001 the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                        Minimum Required  To Be Well Capitalized
                                                                           For Capital     Under Prompt Corrective
                                                     Actual             Adequacy Purposes       Action Purposes
                                              ---------------------    ------------------      -------------------
                                              Amount          Ratio    Amount       Ratio      Amount       Ratio
                                              ------          -----    ------       -----      ------       -----
As of December 31, 2001:

Total Capital to Risk Weighted Assets      $19,082,396        11.18%  $13,654,666     8%     $17,068,333     10%
Tier I Capital to Risk Weighted Assets      18,124,665        10.62     6,826,616     4       10,239,924      6
Tier I Capital to Average Assets            18,124,665         6.85    10,583,746     4       13,229,682      5

As of December 31, 2000:

Total Capital to Risk Weighted Assets      $17,856,442        10.71%  $13,338,145     8%     $16,672,682     10%
Tier I Capital to Risk Weighted Assets      16,884,551        10.13     6,667,147     4       10,000,721      6
Tier I Capital to Average Assets            16,884,551         6.37    10,602,544     4       13,253,180      5


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

Management uses its best judgement in estimating the fair value of the Corporation's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction at either December 31, 2001 or 2000. The estimated fair value amounts for 2001 and 2000 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

The recorded book balances and estimated fair values of the Corporation's financial instruments at December 31, 2001 and 2000 are as follows:

                                                  2001                             2000
                                      ----------------------------     ------------------------------
                                          Book           Estimated          Book          Estimated
                                          Value         Fair Value          Value         Fair Value
                                          -----         ----------          -----         ----------
Financial Assets:
Cash and due from banks              $  8,103,221     $  8,103,221     $ 10,897,885     $ 10,897,885
Available for sale securities          61,860,648       61,860,648       48,365,828       48,365,828
Held to maturity securities               308,364          319,172          982,723          988,944
Federal Home Loan Bank stock            2,389,800        2,389,800        2,389,800        2,389,800
Federal Reserve Bank stock                 81,850           81,850           81,850           81,850
Loans, net                            185,733,655      192,205,615      191,427,588      189,106,709
Accrued interest receivable             1,309,246        1,309,246        1,815,364        1,815,364

Financial Liabilities:
Savings deposits                       42,304,004       42,304,004       40,827,383       40,827,383
Money market and demand deposits       92,264,956       92,264,956       81,334,238       81,334,238
Time certificates of deposit          104,004,866      105,375,437       95,117,735       95,096,234
Federal Home Loan Bank Advances        12,000,000       11,981,393       28,000,000       28,000,000
Collateralized borrowings                      --               --          973,986          973,986


Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2001 and 2000.

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

NOTE S - OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                                            2001
                                                                           --------------------------------------
                                                                           Before-Tax   Tax (Expense)    Net-of-Tax
                                                                             Amount        Benefit        Amount
                                                                             ------        -------        ------
Unrealized holding gains arising during the period                         $ 157,847      $(42,900)     $ 114,947
Less: reclassification adjustment for gains recognized in net income        (148,090)       40,248       (107,842)
                                                                           ---------      --------      ---------
Unrealized holding gain on available for sale securities, net of taxes     $   9,757      $ (2,652)     $   7,105
                                                                           =========      ========      =========

                                                                                            2000
                                                                           --------------------------------------
                                                                           Before-Tax   Tax (Expense)    Net-of-Tax
                                                                             Amount        Benefit        Amount
                                                                             ------        -------        ------
Unrealized holding losses arising during the period                        $1,083,679     $(429,156)     654,523
Less: reclassification adjustment for gains recognized in net income               --            --           --
                                                                           ----------     ---------      -------
Unrealized holding loss on available for sale securities, net of taxes     $1,083,679     $(429,156)     654,523
                                                                           ==========     =========      =======


 NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL
                                   INFORMATION


FIRST LITCHFIELD FINANCIAL CORPORATION
Condensed Balance Sheets                                                         Years Ended December 31,
                                                                  -----------------------------------------------
                                                                          2001                             2000
                                                                  ---------------                 ---------------

Assets
Cash and due from banks                                          $        281,707                 $       179,729
Investment in The First National Bank of Litchfield                    18,139,979                      16,892,760
Other assets                                                               20,472                         106,316
                                                                 ----------------                 ---------------

Total Assets                                                     $     18,442,158                 $    17,178,805
                                                                 ================                 ===============

Liabilities and Shareholders' Equity
Liabilities:
Other liabilities                                                $        166,976                 $       159,046
                                                                 ----------------                 ---------------

Total Liabilities                                                         166,976                         159,046
                                                                 ----------------                 ---------------

Shareholders' equity                                                   18,275,182                      17,019,759
                                                                 ----------------                 ---------------

Total Liabilities and Shareholders' Equity                       $     18,442,158                 $    17,178,805
                                                                 ================                 ===============

Condensed Statements of Income                                                  Years Ended December 31,
                                                                 ------------------------------------------------
                                                                          2001                             2000
                                                                 ------------------               ---------------
Dividends from subsidiary                                        $          695,000               $       505,000
Other expenses, net                                                          60,344                        49,988
                                                                 ------------------               ---------------
Income before taxes and equity in earnings of subsidiary                    634,656                       455,012
Income tax benefit                                                          (20,472)                      (16,831)
                                                                 -------------------              -----------------
Income before equity in undistributed earnings of subsidiary                655,128                       471,843
Equity in undistributed earnings of subsidiary                            1,240,114                     1,330,800
                                                                 ------------------               ---------------

Net income                                                       $        1,895,242               $     1,802,643
                                                                 ==================               ===============

Condensed Statements of Cash Flows                                               Years Ended December 31,
                                                                 ------------------------------------------------
                                                                          2001                             2000
                                                                 ------------------               ---------------
Cash flows from operating activities:
Net Income                                                       $        1,895,242               $     1,802,643
Adjustments to reconcile net income
    to cash provided by operating activities:
   Equity in undistributed earnings of subsidiary                        (1,240,114)                   (1,330,800)
   Other, net                                                                85,844                       (15,022)
                                                                 ------------------               -----------------
Cash provided by operating activities                                       740,972                       456,821
                                                                 ------------------               ---------------

Cash flows from financing activities:
   Stock options exercised                                                      ---                       162,284
   Distribution in cash for fractional shares of common stock                (2,808)                       (2,125)
   Dividends paid on common stock                                          (636,186)                     (602,973)
                                                                 ------------------               ----------------

   Cash used by financing activities                                       (638,994)                     (442,814)
                                                                 ------------------               ----------------
   Net increase in cash and cash equivalents                                101,978                        14,007
Cash and cash equivalents at the beginning of the year                      179,729                       165,722
                                                                 ------------------               ---------------

Cash and cash equivalents at the end of the year                 $          281,707               $       179,729
                                                                 ==================               ===============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company or the Bank during the 24 month period prior to December 31, 2001, or subsequently.

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


                          Position Held with                                                           Expiration Date
Name and Age                     the Company                                                         of Current Term
------------              -------------------                                                        ---------------
Clayton L. Blick (84)     Director of the Company since 1988 and of the Bank since 1953 (1)                  2002

Ernest W. Clock (77)      Chairman of the Board of Directors; Director of the Company since                  2004
                          1988 and of the Bank since 1973 (2)

John H. Field (76)        Director of the Company and the Bank since 1990 (3)                                2003

Bernice D. Fuessenich (83)Director of the Company since 1988 and of the Bank since 1978 (4)                  2002

Perley H. Grimes, Jr. (57)Director of the Company since 1988 and of the Bank since 1984 (5)                  2003

Thomas A. Kendall (46)    Director of the Company and of the Bank since 1999 (6)                             2003

George M. Madsen (68)     Director of the Company and the Bank since 1988 (7)                                2004

Alan B. Magary (59)       Director of the Company and the Bank since 2002 (8)                                2004

Charles E. Orr (66)       Director of the Company since 1988 and of the Bank since 1981 (9)                  2003

William J. Sweetman (55)  Director of the Company and the Bank since 1990 (10)                               2004

H. Ray Underwood (48)     Director of the Company and of the Bank since 1998 (11)                            2002

Patricia D. Werner (55)   Director of the Company and the Bank since 1996 (12)                               2004

Jerome J. Whalen (60)     President, Chief Executive Officer and Director of the Company and                 2002
                           of the Bank since 1990 (13)

Carroll A. Pereira (46)    Senior Vice President and Chief Financial   Officer of the Bank and                N/A
                          Treasurer of the Company since 1984

Philip G. Samponaro (60)  Senior Vice President, Chief Administrator, Cashier and Secretary of                N/A
                          the Bank since 1976

Revere H. Ferris (60)     Senior Vice President and Senior Loan Officer of the Bank since 1997 (14)           N/A

John S. Newton (63)       Senior Vice President and Trust Officer  of the Bank since 1999 (15)                N/A

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

7. Mr. Madsen is retired. He formerly served as President of Roxbury Associates, Inc.

8. Mr. Magary is retired. He served as principal of Magary Consulting Services through December 1999.

9.   Mr. Orr is President of New Milford Volkswagen, Inc.

10.  Mr. Sweetman is the President and owner of Dwan & Co., Inc.

11.  Mr. Underwood is Secretary and Treasurer of Underwood Services, Inc.

12.  Ms. Werner is the head of the Washington Montessori Association, Inc.

13. Mr. Whalen has served as the President of the Company and the Bank since March 1, 1990.

14. Mr. Ferris has served as Senior Vice President and Senior Loan Officer of the Bank since 1997. Mr. Ferris served as Vice President from January, 1997 through December, 1997 and served as Assistant Vice President from January, 1996 through December, 1996.

15. Mr. Newton has served as Senior Vice President and Trust Officer of the Bank since April, 1999. Prior to joining the Bank, Mr. Newton served as Vice President and Senior Trust Officer of The Bank of Western Massachusetts from October, 1995 to April, 1999.

There are no arrangements or understandings between any of the Directors or any other persons pursuant to which any of the above Directors have been selected as Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information regarding the compensation paid by the Company and the Bank to certain Executive Officers of the Company and the Bank for services rendered in all capacities during the fiscal years ended December 31, 2001, 2000 and 1999. Other than the Named Executive Officers set forth below (the "Named Executive Officers") no other individual employed by the Company and/or the Bank received aggregate compensation of $100,000 or more during the fiscal year ended December 31, 2001.

                                                                                   SUMMARY COMPENSATION TABLE
                                                                                   --------------------------
                                                                                      LONG TERM COMPENSATION
                                 Annual Compensation                                 Awards              Payout
------------------------------------------------------------------------------  ------------             ------

                                                                                 Restricted
Name and Principal                                                 Other Annual      Stock      Options/     LTIP         All Other
         Positon              Year   Salary($)(1)(2)  Bonus($)  Compensation($)   Awards($)      SARs(#)   Payout  Compensation ($)
Jerome J. Whalen              2001          $194,683                                               --                $   16,744 (3)
President and Chief           2000          $195,331                                               --                $  270,308 (4)
Executive Officer             1999          $186,454                                           5,855 (5)             $    6,061 (6)
of the Bank and
Company

Revere H. Ferris              2001          $106,716                                               --                $    8,679 (7)
Senior Vice President         2000          $107,056                                               --                $    3,205 (8)
of  the Bank and              1999          $102,316                                           3,861 (5)             $    3,064 (8)
Senior Loan Officer of
The Bank

John S. Newton                2001          $119,700                                                                 $    8,883 (9)
Senior Vice President and     2000          $119,700                                                                 $    2,018 (8)
Trust Officer of the Bank     1999         $  90,200

Carroll A. Pereira            2001          $100,787                                              --                 $    8,403 (10)
Treasurer of the              2000          $101,127                                              --                 $    3,028 (8)
Company, Senior               1999         $  96,472                                           3,861 (5)             $    2,888 (8)
Vice President  and
Chief Financial
Officer of the Bank

Philip G. Samponaro           2001          $106,196                                              --                 $    8,679 (11)
Senior Vice President,        2000          $106,536                                              --                 $    3,190 (8)
Chief Administrative          1999          $101,796                                           3,861 (5)             $    3,048 (8)
Officer and Cashier
of the Bank and
Secretary of the
Company



1. The Company furnishes the Named Executive Officers with certain non-cash compensation and other personal benefits aggregating less than 10% of their cash compensation.

2. All employees of the Bank, including the above officers, are eligible after 1 year of service to participate in the Bank's 401(k) deferred compensation plan. The Bank's contribution of up to 75% of the first 4% of each employee's voluntary salary reduction contributed to the 401(k) plan becomes immediately vested. The Officer's compensation above is without deduction for their 401(k) contribution.

3. Amount includes the Named Executive Officer's taxable benefit portion of the Split Dollar Life Insurance policy for the benefit of the Named Executive Officer pursuant to the 1994 Supplemental Employee Retirement Plan Agreement, $500. ( See "1994 Supplemental Employee Retirement Plan for Mr. Whalen"). Additionally, the amount includes $5,733 which is the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer. Additionally, amount includes $10,511 awarded to Mr. Whalen pursuant to the Bank's Long Term Incentive and Deferred Compensation Plan. (See "Long Term Incentive and Deferred Compensation Plans.")

4. Amount includes the Named Executive Officer's taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of the Named Executive Officer pursuant to the 1994 Supplemental Employee Retirement Plan Agreement, $478. Additionally, the amount includes $263,974, which can be attributed to the exercise of stock options by the Named Executive Officer and $5,856 which is the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer.

5. Options granted pursuant to the 1994 Stock Option Plan for officers and outside directors. The numbers of options have been adjusted to reflect stock splits and dividends. (See "1994 Stock Option Plan for Officers and Outside Directors").

6. Amount includes the Named Executive Officer's taxable benefit portion of the Split Dollar Life Insurance policy for the benefit of the Named Executive Officer pursuant to the 1994 Supplemental Employee Retirement Plan Agreement, $460. (See "1994 Supplemental Employee Retirement Plan") Additionally, the amount includes $5,601 which is the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer.

7. Amount includes the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer. Additionally, amount includes $5,616 awarded to Mr Ferris pursuant to the Banks Long-Term Incentive and Deferred Compensation Plan (see "Long-Term Incentive and Deferred Compensation Plans.")

8. Amount includes the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer.

9. Amount includes the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer, $3,135. Additionally, amount includes $5,748 awarded to Mr. Newton pursuant to the Bank's Long Term Incentive and Deferred Compensation Plan. (See "Long Term Incentive and Deferred Compensation Plans.")

10. Amount includes the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer, $2,985. Additionally, amount includes $5,418 awarded to Ms. Pereira pursuant to the Bank's Long Term Incentive and Deferred Compensation Plan. (See "Long Term Incentive and Deferred Compensation Plans.")

11. Amount includes the Bank's matching contribution to the Bank's 401(k) plan for the benefit of the Named Executive Officer, $3,063. Additionally, amount includes $5,616 awarded to Mr. Samponaro pursuant to the Bank's Long Term Incentive and Deferred Compensation Plan. (See "Long Term Incentive and Deferred Compensation Plans.")


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

                                                      Number of
                                                      Securities/                 Value of
                                                      Underlying                  Unexercised
                                                      Unexercised                 In-the-Money
                                                      Options/SARs                Options/SARs
                     Shares Acquired  Value Realized  at FY-End (#)               At FY-End ($)(1)
Name                 on Exercise (#)       ($)(2)     Exercisable/Unexercisable   (3)Exercisable/Unexercisable (3)
----                 ---------------  -----------------------------------------   --------------------------------

Jerome J. Whalen             0        $    0              29,303                        $98,461

Revere H. Ferris             0             0               8,108                        $ 6,689

Carroll A. Pereira           0             0              15,480                        $38,905

Philip G. Samponaro          0             0              19,002                        $63,629


1. Represents the difference between the closing bid price of the Company's common stock at December 31, 2001, $13.75, and the exercise price of options, multiplied by the number of options. No SARs have been granted by the Company. Options are in the money if the fair market value of the underlying securities exceeds the exercise or base price of the options.

2. Represents the difference between the closing bid price of the Company's common stock on the date the options are exercised and the exercise price of options, multiplied by the number of options.

3.   All options are exercisable.

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

Long Term Incentive and Deferred Compensation Plans
---------------------------------------------------

During November and December 2000, the Bank entered into Long Term Incentive Retirement Agreements (the "Executive Incentive Agreements") with the Named Executive Officers to encourage the Executives to remain employees of the Bank. The Executive Incentive Agreements will trigger the award of deferred bonuses to the Named Executive Officers if specified Bank performance objectives are achieved, based upon a formula approved by the Board of Directors and upon which tax deferred earnings will accrue at rates which will generally range between 4% and 15%. Amounts are awarded after the end of each fiscal year. Such awards will immediately vest 20% per additional year of service subsequent to the year with respect to which the award is granted with 100% vesting upon a change in control termination without cause, or, at normal retirement or at age 55 with 20 years of service. In the Named Executive Officer dies while serving as an executive officer of the Bank, the amount payable to the participant's beneficiary is projected to be equivalent to the participant's projected retirement benefit (as defined in the Executive Incentive Agreements) if the Bank acquires and maintains a corporate life insurance policy on the life of the participant at the time of death (see below). Upon retirement, the Named Executive Officers' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen (15) years.

During November and December 2000, the Bank entered into Long Term Incentive Retirement Agreements with each of its Directors (the "Director Incentive
Agreements") to reward past service and encourage continued service of each Director. The Director Incentive Agreements will award a director with a right to earn and defer the receipt of a bonus in an amount of percentage of director and retainer fees, and have earnings accrue on such amounts at a rate anticipated to be between 4% and 15% and generally equivalent to the appreciation in the Company's stock price over the period of time for which the fees are deferred pursuant to the Director Incentive Agreements if specified Bank performance objectives are achieved. All amounts in the Director Incentive Agreements will immediately vest 20% per additional year of service with 100% vesting upon a change in control, at normal retirement or full term years of service. If a participant dies while serving as an outside director of the Bank, the amount payable to the participant's beneficiary is projected to be equivalent to the participant's projected retirement benefit (as defined in the Director Incentive Agreements) if the Bank has acquired and maintains a corporate life insurance policy on the life of the participant at the time of death (see below). Upon retirement, the Directors' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over ten (10) years.

In concert with the Executive and Director Incentive Agreements, the Bank has invested $5.5 million in universal cash surrender value life insurance. Insurance policies were acquired on the lives of each of the Bank's Named Executive Officers, five (5) non-senior officers and all but three (3) of the Bank's directors which are designed to recover the costs of the Bank's Executive and Director Incentive Agreements. The policy death benefit has been structured to indemnify the Bank against the death benefit provision of these benefit agreements. The policies were paid with a single premium. Policy cash values will earn interest at a current rate of approximately 4.9% and policy mortality costs will be charged against the cash value monthly. There are no loan or surrender charges associated with the policies.

Supplemental  Employee Retirement Plan for President Whalen
-----------------------------------------------------------

Effective September 1, 1994, the Bank entered into a Supplemental Employee Retirement Plan Agreement (SERP) with Jerome J. Whalen, President and CEO. The SERP was amended in 1998. The purpose of the SERP is to provide President Whalen with increased retirement benefits through a trust arrangement, such that his total retirement payments from all sources will approximate 60% of his last five years annual compensation. The premium paid by the Bank on the policy to fund the SERP during 2001 was $37,250. Upon the death of Mr. Whalen, the Bank expects to recover its costs from the face amount of the policy. Upon termination of employment, prior to retirement, Mr. Whalen may continue the policy, provided he makes all future premium payments.

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

1994 Stock Option Plan For Officers and Outside Directors

On May 4, 1994, Shareholders approved a stock option plan for officers and outside directors of the Company and the Bank, respectively (the "1994 Stock Option Plan"). The Plan expired on May 4, 1999. Pursuant to the 1994 Stock Option Plan, in 1995, the Board of Directors granted options to President Whalen, which as a result of stock splits, stock dividends and exercises allows Mr. Whalen to purchase 5,279 shares of the Company's Common Stock at $6.73 per share, 5,865 shares of Common Stock at $8.58 per share and 5,865 shares of common stock of $10.18 per share, and 6,147 shares at an exercise price of $12.10 per share. In January, 1999, the Board granted options to President
Whalen, which as a result of a stock dividend, allows Mr. Whalen to purchase 6,147 shares at an exercise price of $15.98 per share.

Pursuant to the 1994 Stock Option Plan, in January 1995, the Board of Directors granted stock options to Mr. Samponaro which as a result of stock splits and dividends allows him to purchase 3,522 shares of the Company's Common Stock at $6.73 per share. In January 1996, the Board granted stock options to Ms. Pereira and Mr. Samponaro which as a result of stock splits and dividends allow each such individual to purchase 3,686 shares of the Company's Common Stock at $8.58 per share. In January 1997, the Board granted stock options to Ms. Pereira and Mr. Samponaro which as a result of stock splits and dividends allows such individuals to purchase 3,686 shares of Common Stock at an exercise price of $10.18 per share. In January 1998, the Board granted stock options to Ms. Pereira and Messrs. Ferris, and Samponaro which as a result of stock splits and dividends allow such individuals to each purchase 4,054 shares of Common Stock at an exercise price of $12.10 per share. In January, 1999, the Board granted options to each of these individuals, which as a result of a stock dividend, allows each individual to purchase 4,054 shares at an exercise price of $15.98 per share.

Pursuant to the 1994 Stock Option Plan, with the exceptions of Patricia D. Werner who became a director in 1996, H. Ray Underwood who became a Director in 1998 and Thomas A. Kendall who became a Director in 1999, each outside director who is not an officer of the Company or the Bank ("Outside Director") has received stock options, which are presently exercisable, to purchase a total of 4,662 shares of the Company's Common Stock. More specifically, in May 1994, each Outside Director was granted options, which as a result of stock splits and dividends allows such individuals to purchase 2,778 shares of Common Stock at $5.83 per share. Moreover, in June, 1995, each Outside Director was granted options, which as a result of stock splits and dividends allows such individuals to purchase 471 shares of Common Stock at $6.78 per share. In June 1996, each Outside Director was granted options, which as a result of stock splits and dividends, allows such individuals to purchase 471 shares of Common Stock at $9.29 per share. In June, 1997, each Outside Director was granted options which as a result of stock splits and dividends allows such individuals to purchase 471 shares of Common Stock at an exercise price of $10.30 per share. In June 1998, each Outside Director was granted options, which as a result of a stock dividend, allows each individual to purchase 471 shares of Common Stock at an exercise price of $14.48. Moreover, Patricia D. Werner has options to purchase 3,249 shares of Common Stock consisting of options to acquire 2,778 shares at $10.33 per share and options to acquire 471 shares at $14.48 per share.

Director Compensation

In 2001, each Director of the Company who was not an employee of the Bank, received $300 for each Board meeting attended and $275 for each committee meeting attended. The Chairman of the Board of Directors also receives an annual retainer of $6,000 and each non-officer director of the Company also receives an annual retainer of $5,000 for serving as a director. Directors who are employees of the Bank receive no additional compensation for their services as members of the Board or any board committee.

Beginning in 1996, the Company offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Principal Shareholders

The following table includes certain information as of March 8, 2002 regarding the principal shareholders (the "Principal Shareholders") of the Company. With the exception of the Principal Shareholders listed below, the Company is not aware of any beneficial owner of five percent (5%) or more of the Company's Common Stock.

                                                     Percent of
Name and Address             Number of Shares       Outstanding
of Beneficial Owner    Beneficially Owned (1)      Common Stock
-------------------    ----------------------      ------------

Donald K. Peck                   122,534  (2)          7.34%
Litchfield, CT

William J. Sweetman           93,366 (3), (4)          5.59%
Litchfield, CT


(1) The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(2)Includes shares owned by, or as to which voting power is shared with spouse.

(3) Includes options to purchase 4,662 additional shares of the Company's Common Stock.

(4) Includes 12,987 shares owned by an estate as to which individual has voting power as fiduciary of said estate.

(B)  Security Ownership of Directors And Executive Officers

The following table sets forth the number and percentage of Common Stock beneficially owned by each Director of the Company and the Bank and by all the Company's and the Bank's Directors and Executive Officers as a group at March 8, 2002. Unless indicated otherwise in a footnote, the Directors and Executive Officers possess sole voting and investment power with respect to all shares shown.

Common Shares
Name Of                    Beneficially Owned
Beneficial Owner         At March 8, 2002 (1)               Percent of Class
----------------------   --------------------               ----------------

Clayton L. Blick                   12,723 (2) (3)                     .76%

Ernest W. Clock                    24,891 (2) (3)                    1.49%

John H. Field                       7,723 (2)                         .46%

Bernice D. Fuessenich               9,984 (2)                         .60%

Perley H. Grimes, Jr               14,927 (2)                         .89%

Thomas A. Kendall                     607                            .036%

George M. Madsen                   15,190 (2)                         .91%

Alan B. Magary                        200                             .01%

Charles E. Orr                     13,283 (2)                         .80%

William J. Sweetman                93,366 (2) (4)       `            5.59%

H. Ray Underwood                      120                            .007%

Patricia D. Werner                  3,634 (5)                         .22%

Jerome J. Whalen                   45,914 (3) (6)                    2.75%

Carroll A. Pereira                 15,682 (3) (7)                     .94%

Philip G. Samponaro                20,855 (8)                        1.25%

Revere H. Ferris                   37,947 (9)                        2.27%

All Directors and Executive       317,046                           18.99%
Officers as a group (15 persons)
--------------------------------

(1) The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(2)  Includes options to purchase 4,662 shares of common stock.

(3) Includes shares owned by, or as to which voting power is shared with, spouse, children or controlled business.

(4) Includes 12,987 shares owned by an estate as to which individual has voting power as fiduciary of said estate.

(5)  Includes options to purchase 3,249 shares of common stock.

(6)  Includes options to purchase 29,303 shares of common stock.

(7)  Includes options to purchase 15,480 shares of common stock.

(8) Includes options to purchase 19,002 shares of common stock. Includes 1,034 shares of common stock held in a trust for which Mr. Samponaro is a beneficiary.

(9) Includes options to purchase 8,108 shares of common stock. In addition, the total for Mr. Ferris includes 15,402 shares of common stock held in trusts for which Mr. Ferris serves as trustee.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had and expects to have in the future, transactions in the ordinary course of its business with Directors, Officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, on terms that do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate dollar amount of these loans was $3,213,055 and $2,961,677 at December 31, 2001 and 2000, respectively. During 2001, $9,004,240 of new loans were made, and repayments totaled $8,602,206. At December 31, 2001, all loans to Officers, Directors, principal shareholders and their associates were performing in accordance with the contractual terms of the loans.

Clayton L. Blick and Perley H. Grimes, Jr., both of whom are Directors of the Company and the Bank, are partners in Cramer & Anderson, a law firm which renders certain legal services to the Bank in connection with various matters.
During 2001 and 2000, the Bank paid Cramer & Anderson $94,052 and $83,073, respectively for legal services rendered, a portion of which was reimbursed to the Bank by third parties.

Ernest W. Clock, Director of the Company and the Bank, is the Chairman of F. North Clark Insurance Agency, Inc., which serves as insurance agent for many of the Bank's insurance needs. In 2001, and 2000, the Bank paid insurance premiums to F. North Clark Insurance Agency, Inc. in the aggregate amount, of $134,262 and $74,040, respectively.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

A.    Exhibits

EXHIBIT INDEX

Exhibit
   No.      Exhibit
   ---      -------

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

10.10 DeferredDirectors' Fee Plan. Exhibit is incorporated by reference to Exhibit 10.10 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

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

23.          Consent of McGladrey & Pullen, LLP.

B.       Reports on Form 8-K

          1. The Company filed a Form 8-K on November 29, 2001 to report that the Company's Board of Directors declared a 5% stock dividend to be paid on December 31, 2001 to stockholders of record as of December 14, 2001. Also reported was the approval of a quarterly cash dividend of $ .10 per share to be paid on January 25, 2002 to stockholders of record as of January 7, 2002.

          2. The Company filed a Form 8-K on February 28, 2002 to report that the Company's Board of Directors declared a quarterly cash dividend of $.10 per share to be paid on April 25, 2002 to stockholders of record as of March 11, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2002          FIRST LITCHFIELD FINANCIAL CORPORATION


                                 By: /s/ Jerome J. Whalen
                                     ----------------------------
                                    Jerome J. Whalen, President and
                                    Chief Executive Officer


Dated:  March 28, 2002           By: /s/ Carroll A. Pereira
                                     ----------------------------
                                    Carroll A. Pereira,
                                    Principal Accounting Officer
                                    and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                             Title                        Date
----                             -----                        ----


s/s Jerome J. Whalen             President, Chief Executive   March 28, 2002
-----------------------
Jerome J. Whalen                 Officer and Director

Clayton L. Blick                 Director                     March 28, 2002
-----------------------
Clayton L. Blick

Ernest W. Clock                  Director                     March 28, 2002
-----------------------
Ernest W. Clock

John H. Field                    Director                     March 28, 2002
-----------------------
John H. Field

Bernice D. Fuessenich            Director                     March 28, 2002
-----------------------
Bernice D. Fuessenich

Perley H. Grimes, Jr.            Director                     March 28, 2002
-----------------------
Perley H. Grimes, Jr.

Thomas A. Kendall                Director                     March 28, 2002
-----------------------
Thomas A. Kendall

George M. Madsen                 Director                     March 28, 2002
-----------------------
George M. Madsen

Alan B. Magary                   Director                     March 28, 2002
-----------------------
Alan B. Magary

Charles E. Orr                   Director                     March 28, 2002
-----------------------
Charles E. Orr

William J. Sweetman              Director                     March 28, 2002
-----------------------
William J. Sweetman

H. Ray Underwood                 Director                     March 28, 2002
-----------------------
H. Ray Underwood

Patricia D.Werner                Director                     March 28, 2002
-----------------------
Patricia D. Werner