Form 10QSB
period 2002-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2002-05-14
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended: March 31, 2002

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.


                         Commission File Number: 0-28815


                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                    06-1241321
         --------                                    ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                    Identification No.)


   13 North Street, Litchfield, CT                        06759
   -------------------------------                       --------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (860) 567-8752


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer: (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ X ]         No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,669,759 shares of Common Stock, par value $.01 per share, were outstanding at April 25, 2002.

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

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                              Page
                                                                                              ----
Part I - Consolidated Financial Information

        Item 1 - Financial Statements

              Consolidated Balance Sheets - March 31, 2002(unaudited) and
                 December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . 2

              Consolidated Statements of Income - Three months ended
                 March 31, 2002 and 2001 (unaudited). . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Comprehensive Income - Three months ended
                 March 31, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . . . . . .  4

              Consolidated Statements of Cash Flows - Three months ended
                 March 31, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . . . . . .  5

              Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .  6


        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


Part II - Other Information

        Item 1 - Legal Proceedings .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

        Item 2 - Changes in Securities and Use of Proceeds   . . . . . . . . . . . . . . . . . 15

        Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . 15

        Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .15

        Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

        Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .15


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20



FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                        March 31,        December 31,
                                                                                     2002               2001
                                                                                 -------------      -------------
                                                                                  (Unaudited)
ASSETS
   Cash and due from banks                                                       $   4,189,325      $   8,103,221
   Federal Funds Sold                                                                8,200,000                 --
                                                                                 -------------      -------------
                                              CASH AND CASH EQUIVALENTS             12,389,325          8,103,221
                                                                                 -------------      -------------
   Securities:
     Available for sale securities:
       US Treasuries and other securities (amortized cost $13,308,763-2002          13,269,840          8,239,940
        and $8,178,265-2001)
       Mortgage-backed securities (amortized cost $48,043,498-2002
        and $40,228,014-2001)                                                       47,976,508         40,135,605
       State and municipal securities (amortized cost $11,354,563-2002
        and $11,371,180-2001)                                                       11,293,466         11,404,232
       Corporate and other bonds (amortized cost $2,034,040-2002 and
        $2,059,986-2001)                                                             2,039,445          2,080,871
     Held to maturity securities:
       Mortgage-backed securities (market value $279,790-2002
        and $319,172-2001)                                                             271,017            308,364
                                                                                 -------------      -------------
                                                       TOTAL SECURITIES             74,850,276         62,169,012
                                                                                 -------------      -------------

   Federal Home Loan Bank stock, at cost                                             2,389,800          2,389,800
   Federal Reserve Bank stock, at cost                                                  81,850             81,850
   Loans Receivable:
     Real estate-residential mortgage                                              130,387,639        123,684,472
     Real estate-commercial mortgage                                                28,428,462         26,790,550
     Real estate-construction                                                        3,857,355          5,347,659
     Commercial                                                                      7,618,240          7,152,723
     Installment                                                                    19,899,423         22,391,726
     Other                                                                             505,466            366,850
                                                                                 -------------      -------------
                                                            TOTAL LOANS            190,696,585        185,733,980
     Net deferred loan origination costs                                               844,912            957,406
     Allowance for loan losses                                                        (954,684)          (957,731)
                                                                                 -------------      -------------
                                                              NET LOANS            190,586,813        185,733,655
                                                                                 -------------      -------------
   Bank premises and equipment, net                                                  2,560,615          2,615,155
   Foreclosed real estate                                                              300,000            300,000
   Deferred income taxes                                                               124,096             61,274
   Accrued interest receivable                                                       1,669,530          1,309,246
   Cash surrender value of insurance                                                 6,020,545          5,947,666
   Other assets                                                                      1,701,162          1,764,684
                                                                                 -------------      -------------

                                                           TOTAL ASSETS          $ 292,674,012      $ 270,475,563
                                                                                 =============      =============

LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                   $  38,658,390      $  38,720,543
     Interest bearing:
        Savings                                                                     37,882,030         42,304,004
        Money market                                                                67,483,332         53,544,413
        Time certificates of deposit in denominations of $100,000 or more           26,692,273         27,854,468
        Other time certificates of deposit                                          74,712,306         76,150,398
                                                                                 -------------      -------------
                                                         TOTAL DEPOSITS            245,428,331        238,573,826
                                                                                 -------------      -------------

   Federal Home Loan Bank advances                                                  20,000,000         12,000,000
   Securities sold under agreements to repurchase                                    7,000,000                 --
   Accrued expenses and other liabilities                                            1,879,050          1,626,555
                                                                                 -------------      -------------
                                                      TOTAL LIABILITIES            274,307,381        252,200,381
                                                                                 -------------      -------------
   Commitments & Contingencies                                                              --                 --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2002 - Issued - 1,760,624 shares, outstanding - 1,669,759 shares
     2001 - Issued - 1,760,624 shares, outstanding - 1,669,759 shares                   17,606             17,606
   Capital surplus                                                                  13,000,271         13,000,271
   Retained earnings                                                                 6,156,451          5,943,052
   Less: Treasury stock at cost- 90,865 shares                                        (701,061)          (701,061)
   Accumulated other comprehensive income-net unrealized gain
     on available for sale securities (net of taxes)                                  (106,636)            15,314
                                                                                 -------------      -------------
                                             TOTAL SHAREHOLDERS' EQUITY             18,366,631         18,275,182
                                                                                 -------------      -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 292,674,012      $ 270,475,563
                                                                                 =============      =============

See Notes to Consolidated Financial Statements


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,                                                   2002           2001
                                                                            ----------     ----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                               $3,181,908     $3,734,552
                                                                            ----------     ----------

   Interest and dividends on securities:
      Mortgage-backed                                                          577,631        368,512
      US Treasury and other                                                    160,685        434,457
      State and municipal securities                                           137,341             --
      Corporate bonds and other securities                                      25,975             --
      Other interest income                                                     23,417         30,620
                                                                            ----------     ----------
                                                  TOTAL INTEREST INCOME      4,106,957      4,568,141
                                                                            ----------     ----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                                  122,325        131,408
      Money market                                                             373,810        410,494
      Time certificates of deposit in denominations of $100,000 or more        259,493        329,210
      Other time certificates of deposit                                       865,751      1,236,224
                                                                            ----------     ----------
                                             TOTAL INTEREST ON DEPOSITS      1,621,379      2,107,336
   Interest on Federal Home Loan Bank advances                                 118,071        231,437
   Interest on repurchase agreements                                            48,767             --
                                                                            ----------     ----------
                                                 TOTAL INTEREST EXPENSE      1,788,217      2,338,773
                                                                            ----------     ----------
                                                    NET INTEREST INCOME      2,318,740      2,229,368
PROVISION FOR LOAN LOSSES                                                       60,000         60,000
                                                                            ----------     ----------
                                              NET INTEREST INCOME AFTER
                                              PROVISION FOR LOAN LOSSES      2,258,740      2,169,368
                                                                            ----------     ----------
NONINTEREST INCOME
   Banking service charges and fees                                            175,212        184,159
   Trust                                                                       242,499        220,000
   Other                                                                       216,212         97,300
                                                                            ----------     ----------
                                               TOTAL NONINTEREST INCOME        633,923        501,459
                                                                            ----------     ----------
NONINTEREST EXPENSE
   Salaries                                                                  1,183,073        820,266
   Employee benefits                                                           309,729        243,218
   Net occupancy                                                               119,800        129,985
   Equipment                                                                    83,264        113,013
   Legal fees                                                                   43,957         48,467
   Directors fees                                                               41,019         44,681
   Computer services                                                           211,045        212,258
   Supplies                                                                     49,602         45,295
   Commissions, services and fees                                               62,623         48,403
   Postage                                                                      30,497         32,849
   Advertising                                                                  47,749         43,702
   OREO & non-performing loan expenses-net                                         531          5,112
   Other                                                                       246,084        303,989
                                                                            ----------     ----------
                                             TOTAL NONINTEREST EXPENSES      2,428,973      2,091,238
                                                                            ----------     ----------

                                             INCOME BEFORE INCOME TAXES        463,690        579,589
PROVISION FOR INCOME TAXES                                                      83,315        179,236
                                                                            ----------     ----------
                                                             NET INCOME     $  380,375     $  400,353
                                                                            ==========     ==========

INCOME PER SHARE
                                             BASIC NET INCOME PER SHARE     $     0.23     $     0.24
                                                                            ==========     ==========
                                           DILUTED NET INCOME PER SHARE     $     0.22     $     0.24
                                                                            ==========     ==========
   DIVIDENDS PER SHARE                                                      $      .10     $      .10
                                                                            ==========     ==========


 See Notes to Consolidated Financial Statements


FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended March 31,                                                           2002            2001
                                                                                     ---------      ---------
Net income                                                                           $ 380,375      $ 400,353
Unrealized holding (losses) gains on securities:
       Unrealized holding (losses) gains arising during the period, net of taxes      (121,950)       298,809
                                                                                     ---------      ---------

Comprehensive income                                                                 $ 258,425      $ 699,162
                                                                                     =========      =========



See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,                                                    2002               2001
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $    380,375      $    400,353
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                          160,026           (34,878)
       Provision for loan losses                                                  60,000            60,000
       Depreciation and amortization                                              68,012            91,058
       Loss on sale of repossessed assets                                          1,400            28,831
       Loss on disposals of bank premises and equipment                              354             2,718
       (Increase) decrease in accrued interest receivable                       (360,284)          209,765
       Decrease (increase) in other assets                                       125,122          (113,715)
       Increase in cash surrender value of insurance                             (72,879)          (50,006)
       Decrease in deferred loan origination costs                               112,494            87,175
       Increase (decrease) in accrued expenses and other liabilities             252,495          (103,511)
                                                                            ------------      ------------

           Net cash provided by operating activities                             727,115           577,790
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                         2,116,845         1,768,483
       Purchases                                                              (9,992,034)               --
Available for sale US Treasury and other investment securities:
       Proceeds from maturities                                                       --         7,500,000
       Purchases                                                              (5,187,500)               --
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                            36,627           518,912
Net (increase) decrease in loans                                              (5,103,752)        3,251,647
Proceeds from sale of repossessed assets                                          15,100            71,146
Purchase of bank premises and equipment                                          (13,826)          (30,161)
Proceeds from sale of bank premises and equipment                                     --             1,600
                                                                            ------------      ------------

           Net cash (used in) provided by investing activities               (18,128,540)       13,081,627
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, money market and demand deposits           9,454,792        (3,892,912)
Net (decrease) increase in certificates of deposit                            (2,600,287)       16,605,467
Net increase (decrease) in borrowings under Federal Home Loan
  Bank advances                                                                8,000,000       (18,000,000)
Net decrease in collateralized borrowings                                             __          (973,986)
Net increase in securities sold under agreements to repurchase                 7,000,000                --
Dividends paid on common stock                                                  (166,976)         (159,046)
                                                                            ------------      ------------

           Net cash provided by (used in) financing activities                21,687,529        (6,420,477)
                                                                            ------------      ------------

           Net increase in cash and cash equivalents                           4,286,104         7,238,940

CASH AND CASH EQUIVALENTS, at beginning of period                              8,103,221        10,897,885
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, at end of period                                 $ 12,389,325      $ 18,136,825
                                                                            ============      ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
       Interest on deposits and borrowings                                  $  1,821,197      $  2,303,236
                                                                            ============      ============
       Income taxes                                                         $    103,665      $         --
                                                                            ============      ============

Non cash investing and financing activities:
       Transfer of loans to repossessed assets                              $     78,100      $     95,900
                                                                            ============      ============
       Accrued dividends declared                                           $    166,976      $    157,047
                                                                            ============      ============


See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2001.

    These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

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

    The following is information about the computation of net income per share for the three month periods ended March 31, 2002 and 2001. The 2001 information has been restated to give retroactive effect to all stock dividends for the periods presented.


                                                             Three Months Ended
                                                               March 31, 2002
                                                 ------------------------------------------
                                                   Net                          Per Share
                                                   Income          Shares         Amount
                                                 ------------------------------------------
    Basic Net Income Per Share
      Income available to common shareholders     $380,375        1,669,759      $   .23

    Effect of Dilutive Securities
      Options Outstanding                               --           35,332

    Diluted Net Income Per Share
      Income available to common                  --------        ---------      -------
    shareholders plus assumed conversions         $380,375        1,705,091      $   .22
                                                  ========        =========      =======


                                                               March 31, 2001
                                                   --------------------------------------
                                                     Net                        Per Share
                                                     Income        Shares         Amount
                                                   --------------------------------------

    Basic Net Income Per Share
      Income available to common shareholders      $400,353       1,669,759      $   .24

    Effect of Dilutive Securities
      Options Outstanding                                --          25,246

    Diluted Net Income Per Share
      Income available to common shareholders      --------       ---------      -------
      plus assumed conversions                     $400,353       1,695,005      $   .24
                                                   ========       =========      =======




4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                    Three Months Ended
                                                                                       March 31, 2002
                                                                          -----------------------------------------

                                                                            Before-Tax      Tax         Net-of-Tax
                                                                              Amount       Effect         Amount
                                                                          -----------------------------------------
Unrealized holding losses arising during the period                        $(184,772)     $  62,822     $(121,950)
Less: reclassification adjustment for amounts recognized in net income            --             --            --
                                                                           ---------      ---------     ---------

Unrealized holding loss on available for sale securities, net of taxes     $(184,772)     $  62,822     $(121,950)
                                                                           =========      =========     =========



                                                                                        March 31, 2001
                                                                           -----------------------------------------

                                                                            Before-Tax      Tax         Net-of-Tax
                                                                              Amount       Effect         Amount
                                                                           -----------------------------------------
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
                                                                           =========     =========      =========


5. On March 28, 2002 the Company's Board of Directors approved the terms of an early retirement agreement with the President of the Company and the Bank. The agreement was finalized on April 2, 2002. As a result, the Company accrued approximately $348,000 of post-employment benefits at March 31, 2002 related to this agreement.

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of March 31, 2002 totaled $20,000,000. This amount includes advances of $2,000,000 at a rate of 1.83% due in May 2002, $5,000,000 at a rate of 1.72% due in July 2002, $5,000,000 at a rate of 2.53% due in October 2002, $1,000,000 at a rate of 2.57% due in January 2003 $5,000,000 at a rate of 3.23% due in October 2003 and $2,000,000 at a rate of 3.47% due in December 2003.

As of March 31, 2002, the Bank had borrowings under repurchase agreements totaling $7,000,000. This amount includes $3,000,000 at a rate of 3.57% due January 2004 and $4,000,000 at a rate of 4.5% due January 2005.

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

For the three months ended March 31,
                                                                  2002                       2001
                                                         --------------------     ------------------------
Provision for income taxes at statutory Federal rate     $ 157,655       34%      $ 197,060             34%
Increase (decrease) resulting from:
   Tax exempt income                                       (79,356)     (17)        (21,246)            (4)
   Nondeductible interest expense                            4,851        1             382             --
   Other                                                       165       --           3,040              1
                                                         -------------------      ------------------------
Provision for income taxes                               $  83,315       18%      $ 179,236             31
                                                         ===================      ========================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

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

As of March 31, 2002 the Company had total assets of $292,674,012, which was an increase of approximately $22.2 million or 8.2% from year-end 2001 total assets of $270,475,563. The increase in earning assets resulted primarily from increases in the securities portfolio and in Federal funds sold as well as from increases in the loan portfolio. This growth was funded by increases in borrowed money and deposits.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of March 31, 2002 were $292,674,012, an increase of $22,198,449 or 8.2% from year-end 2001 total assets of $270,475,563.

The increase in assets was primarily in the securities and loan portfolios. Total securities as of March 31, 2002 aggregated $74,850,276, which is an increase of $12,681,264 or 20.4% from the year-end 2001 level. During the first quarter of 2002, purchases of US Government agency bonds and mortgage-backed securities totaled over $15 million. The purchases were made in order to maintain earning assets at a level consistent with the Company's goals for the efficient use of capital and deposit growth. Net loans totaled $190,586,813 as of March 31, 2002, which is an increase of $4,853,158 or 2.6% from the balance at December 31, 2001. Residential and commercial mortgage growth totaled $8,341,079. This growth was due to mortgage product promotions, competitive pricing and to quality customer service. The installment loan portfolio decreased by $2,492,303 or 11.1% from its year-end 2001 balance. This decline was the result of amortizations and prepayments in the installment loan portfolio which have not been replaced by new originations due to management's decision to discontinue indirect dealer financing during 2000.

Cash and cash equivalents totaled $12,389,325, which is an increase of $4,286,104 or 52.9% from year-end 2001. As of March 31, 2002, Federal Funds Sold totaled $8,200,000 representing funds temporarily invested pending the execution of future investments in other earning assets.

Total liabilities were $274,307,381 as of March 31, 2002 compared to total liabilities of $252,200,381 as of year-end 2001. Deposits increased by $6,854,505 or 2.9% during the first quarter of 2002. Growth was primarily in the money market deposits, which increased by 26.0%. The continued low interest rate environment combined with forecasts for increasing interest rates has customers favoring liquid deposit products at slightly higher rates. Some of the growth in money market deposits came from saving deposits, which declined by $4,421,974 or 10.5%. Time certificates of deposit, both those with denominations under and over $100,000, remained close to their year-end balances, decreasing slightly, 2.5% or $2,600,287. Strategies to lock in longer term funding in anticipation of rising interest rates are reflected in the increase in Federal Home Loan borrowings and in borrowings under repurchase agreements, which increased by $8,000,000 and $7,000,000 respectively.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2002 totaled $380,375. These earnings are $19,978 or 5.0% below earnings for the first quarter of 2001, which totaled $400,353. Basic and fully diluted income per share for the first quarter of 2002 were $.23 and $.22 respectively, compared to basic and diluted income per share of $.24 which was earned for the first quarter of 2001. During the first quarter of 2002, expenses related to the Early Retirement Agreement for the President of the Company were incurred. These expenses totaled $347,790 and reduced net income for the first quarter by $229,541.

Net Interest Income

Net interest income is comprised of the following for the three months ended March 31,

                                             2002               2001
                                          ---------          ---------

Interest and dividend income             $4,106,957          $4,568,141
Tax-equivalent adjustments                   73,455               5,851
Interest expense                         (1,788,217)         (2,338,773)
                                        -----------         -----------

Net interest income                      $2,392,195          $2,235,219
                                         ==========          ==========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended March 31, 2002 and 2001. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.





DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL



                                    Three months ended March 31, 2002             Three months ended March 31, 2001
                                  --------------------------------------     ------------------------------------------
                                                  Interest                                    Interest
                                      Average      Earned/      Yield/         Average         Earned/       Yield/
                                      Balance       Paid         Rate          Balance          Paid          Rate
                                  --------------------------------------     ------------------------------------------
Assets
Interest Earning Assets:
Loans                               $189,518,000  $3,183,158     6.72%        $190,364,000    $3,740,403       7.86%
Investment Securities                 74,831,000     973,837     5.21%          47,736,000       802,969       6.73%
Other interest earning assets          5,786,000      23,417     1.62%           2,330,000        30,620       5.26%
                                    ------------  ----------                  ------------    ----------

Total interest earning assets        270,135,000   4,180,412     6.19%         240,430,000     4,573,992       7.61%
                                    ------------  ----------     ----         ------------    ----------       ----

Allowance for loan losses               (955,000)                                 (954,000)
Cash and due from banks                8,050,000                                 7,799,000
Bank premises and equipment            2,598,000                                 2,798,000
Net unrealized gain/loss on
  securities                             210,000                                   212,000
Other assets                           9,167,000                                 7,044,000
                                     -----------                               -----------

Total Average Assets                $289,205,000                              $257,329,000
                                    ============                              =============


Liabilities and Shareholder's Equity
Interest Bearing Liabilities:
Savings deposits                     $40,938,000     122,325     1.20%        $ 38,121,000       131,408       1.38%
Money Market deposits                 64,315,000     373,810     2.32%          45,049,000       410,494       3.64%
Time deposits                        101,694,000   1,125,244     4.43%         105,327,000     1,565,434       5.95%
Borrowed funds                        23,144,000     166,838     2.88%          15,235,000       231,437       6.08%
                                    ------------   ---------                  ------------    ----------

Total interest bearing liabilities   230,091,000   1,788,217     3.11%         203,732,000     2,338,773       4.59%
                                                  ----------     ----                        -----------       ----

Demand deposits                       39,020,000                                35,384,000
Other liabilities                      1,553,000                                   792,000
Shareholders' Equity                  18,541,000                                17,421,000
                                     -----------                               -----------

Total liabilities and equity        $289,205,000                              $257,329,000
                                    ============                              ============

Net interest income                               $2,392,195                                   $2,235,219
                                                  ==========                                   ==========
Net interest spread                                              3.08%                                         3.02%
                                                                =====                                         =====
Net interest margin                                              3.54%                                         3.72%
                                                                =====                                         =====


RATE/VOLUME ANALYSIS
                                                    3/31/02 Compared to 3/31/01
                                                     Increase (Decrease) Due to
                                            ---------------------------------------------

                                             Volume             Rate              Total
                                            --------          ---------         ---------
Interest earned on:
Loans                                       $(16,551)         $(540,694)        $(557,245)
Investment securities                        382,017           (211,149)          170,868
Other interest income                         23,986            (31,189)           (7,203)
                                            --------          ---------         ---------
Total interest earning assets                389,452           (783,032)         (393,580)
                                            --------          ---------         ---------

Interest paid on:
Deposits                                     191,053           (677,010)         (485,957)
Borrowed money                                88,772           (153,371)          (64,599)
                                            --------          ---------         ---------
Total interest bearing liabilities           279,825           (830,381)         (550,556)
                                            --------          ---------         ---------

Increase in net interest income             $109,627           $ 47,349          $156,976
                                            ========           ========          ========

Of the $156,976 increase in the net interest income, net decreases in interest rates paid for deposits and borrowed money account for almost one-third of the increase, while increases in the volume of average interest earning assets account for the remaining increase in net interest income.

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

Tax-equivalent net interest income for the first quarter of 2002 totaled $2,392,195, an increase of $156,976 or 7.0% from the first quarter of 2001. Net interest income increased due both to higher levels of earning assets and to the maintenance of net interest spread close to previous levels. Average earning assets for the first quarter of 2002 were $29.7 million higher than those for the first quarter of 2001. The yield on earning assets decreased 142 basis points, due to variable rate loans and investments repricing at lower rates as well as to new investments in earning assets yielding lower rates due to the low interest rate environment. Similarly, interest on deposits and borrowed funds decreased by 148 basis points. This decline in funding costs was accomplished by decreasing the rates paid on savings, NOW and money market deposit accounts by 25 basis points early in the quarter. Additionally, interest paid on time deposits and borrowed funds also decreased due to the lower interest rate environment. The net interest margin for the first quarter of 2002 was 3.54%, decreasing by 18 basis points from the first quarter of 2001. The funding of the increased earning assets primarily through growth in interest bearing deposits and borrowed money rather than demand deposits caused the decline in the net interest margin.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2002 totaled $60,000, which is the same amount provided in the first quarter of 2001. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. Although the levels of net charge-offs have declined, Management's decision to maintain the provision at this level is based upon its analysis of non-performing loans, their collateral and expectations for a cautious economic recovery in the local economy.

During the first quarter of 2002, the Company recorded net charge-offs of $63,047 compared to first quarter 2001 net charge-offs of $126,893. First quarter charge-offs for both years included writedowns and losses related primarily to the consumer loan portfolio, specifically in the indirect dealer loan program. Lower levels of loans in the indirect dealer loan program as well as the seasoning of that portfolio, resulted in this year's net charge-offs being considerably lower than those is 2001.

Noninterest Income

Noninterest income for the first quarter of 2002 totaled $633,923, an increase of $132,464 or 26.4% from the first quarter of 2001. Contributing to this increase was trust fees, which increased $22,499, from the first quarter of 2001 due to increased fee schedules. The majority of this increase however, was in other noninterest income, which increased $118,912. During the first quarter of 2002, the Bank recorded income of $103,000 from the sale of stock received as a result of the demutualization of Anthem Inc., the Bank's group insurance provider.


Noninterest Expense

First quarter 2002 noninterest expense totaled $2,428,973, increasing 16.2% or $337,735 from the first quarter 2001 expenses of $2,091,238. Expense incurred to record additional liabilities related to the President's Early Retirement Agreement increased these expenses by $347,790. Specifically, of this amount, $322,240 represented salary and benefits costs while costs for professional fees totaled $25,550. More specifically, the Early Retirement Agreement provides for the payment of severance benefits equal to $195,138 and provides for one year of Company paid group health and dental insurance for Mr. Whalen and his spouse and the continuation of such coverage thereafter at Mr. Whalen's expense until Mr.Whalen reaches 65. The Early Retirement Agreement also provides for a lump sum payment of Mr.Whalen's supplemental retirement benefits in the amount of $210,000 in 2003 and transfers to Mr. Whalen upon his retirement the Company owned 1999 Buick automobile which has previously been available for his use. Mr. Whalen is also entitled to his vested benefits pursuant to the Bank's Long Term Incentive Plan which currently amount to $23,612 and protection pursuant to the Bank's Change in Control Agreement through the expiration of such Agreement on June 1, 2002. Additionally, salary and benefit costs increased by $107,078 due to increases in pension, group insurance and payroll tax expenses.

Other noninterest expenses decreased by $57,905, or 19.0% from the first quarter of 2001. This decrease is due to a lower level of losses on the sale of repossessed assets, and to a reduction in software and contribution expenses.

Income Taxes

The first quarter 2002 provision for income taxes totaled $83,315, which is a decrease of $95,921 from the first quarter of 2001. The decline in income tax expense resulted from a lower level of pretax income and from an increase in tax-exempt income from bank-owned life insurance and state and municipal investments.

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

As of March 31, 2002 the Company had $46,675,164 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At March 31, 2002 total shareholders' equity was $18,366,631 compared to $18,275,182 at December 31, 2001. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of March 31, 2002:

                                         Minimum
                                      Regulatory
                                  Capital Levels     The Company    The Bank
                                  --------------     -----------    --------
TIER 1:
  Leverage capital ratio                 4%             6.39%         6.34%

  Risk-based capital ratio               4%            10.62%        10.54%

  Total risk-based capital ratio         8%            11.17%        11.09%




ALLOWANCE FOR LOAN LOSSES

Management believes that the allowance for loan losses is adequate. Management's judgement in determining the adequacy of the allowance is inherently subjective and is based on an evaluation of the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of impaired loans, and other relevant factors. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at March 31, 2002. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation and there were no material reallocations of the allowance among different parts of the loan portfolio.

At March 31, 2002, the allowance for loan losses was equivalent to 134% of non-accrual loans and 94% of total non-performing assets as compared with 101% of non-accrual loans and 76% of total non-performing assets at December 31, 2001.

Changes in the allowance for loan losses for the periods ended March 31, 2002 and 2001 are as shown below:

For  the three months ended March 31,                2002           2001
                                                   ---------      ---------

Balance at beginning of the year                   $ 957,731      $ 971,891
Provision for loan losses                             60,000         60,000
Loans charged off                                    (72,130)      (137,921)
Recoveries of loans previously charged off             9,083         11,028
                                                   ---------      ---------

Balance at end of period                           $ 954,684      $ 904,998
                                                   =========      =========


The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of March 31, 2002 and December 31, 2001.


                                          March 31, 2002    December 31, 2001
                                          --------------    -----------------

Nonaccrual loans                            $  711,919         $  895,180

Other real estate owned                        300,000            300,000
                                            ----------         ----------

Total nonperforming assets                  $1,011,919         $1,195,180
                                            ==========         ==========

Loans past due in excess of 90 days and
  accruing interest                         $       --         $    3,136
                                            ==========         ==========


Potential Problem Loans

As of March 31, 2002, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.


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

10.31 Early Retirement Agreement between Jerome J. Whalen and The First National Bank of Litchfield dated April 2, 2002.


21.        List of  Subsidiaries  of  First  Litchfield  Financial  Corporation.
           Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.


B.         Reports on Form 8-K

           The Company filed a report on Form 8-K on March 7, 2002 to report that on February 28, 2002, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share to be paid on April 25, 2002 to stockholders of record as of March 11, 2002.


           The Company filed a report on Form 8-K on April 10, 2002 to report that the Company issued a press release regarding the planned retirement of Jerome J. Whalen, President and Chief Executive Officer of the Company and its subsidiary, The First National Bank of Litchfield.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   May 14, 2002                FIRST LITCHFIELD FINANCIAL CORPORATION



                                     By:   /s/ Jerome J. Whalen
                                           ---------------------------------
                                           Jerome J. Whalen, President and
                                           Chief Executive Officer



Dated:   May 14, 2002                By:  /s/ Carroll A. Pereira
                                          ----------------------------------
                                          Carroll A. Pereira,
                                          Chief Financial Officer