Form 10-Q
period 2002-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2002-08-14
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the quarterly period ended:  June 30, 2002
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,669,759 shares of Common Stock, par value $.01 per share, were outstanding at July 26, 2002.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]   No  [X]

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                        Page
                                                                                        ----
Part I - Consolidated Financial Information

        Item 1 - Financial Statements

              Consolidated Balance Sheets - June 30, 2002 (unaudited) and
                  December 31, 2001 .............................................         2

              Consolidated Statements of Income  - Three months and
                  six months ended June 30, 2002 and 2001  (unaudited) ..........         3

              Consolidated Statements of Comprehensive Income  - Three months and
                  six months ended June 30, 2002 and 2001  (unaudited) ..........         4

              Consolidated Statements of Cash Flows -- Six months
                 ended June 30, 2002 and 2001 (unaudited) ......................          5

              Notes to Consolidated Financial Statements ........................         6


        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations .............................................         9


Part II - Other Information

           1.  Legal Proceedings ................................................        21

           2.  Changes in Securities and Use of Proceeds ........................        21

           3.  Defaults Upon Senior Securities ..................................        21

           4.  Submission of Matters to a Vote of Security Holders ..............        21

           5.  Other Information ................................................        23

           6.  Exhibits and Reports on Form 8-K .................................        23

Signatures ......................................................................        29


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                                                      June 30,             December 31,
                                                                                         2002                   2001
                                                                                         ----                   ----
                                                                                      (Unaudited)

  Cash and due from banks                                                            $   9,352,841         $   8,103,221
   Federal Funds Sold                                                                    5,100,000                    --
                                                                                     -------------         -------------
                                              CASH AND CASH EQUIVALENTS                 14,452,841             8,103,221
                                                                                     -------------         -------------
   Securities:
     Available for sale securities:
       US Treasuries and other securities (amortized cost $13,253,957-2002              13,502,007             8,239,940
            and $8,178,265-2001)
       Mortgage-backed securities (amortized cost $56,187,482-2002
        and $40,228,014-2001)                                                           56,780,052            40,135,605
         State and municipal securities (amortized cost $11,337,751-2002
        and $11,371,180-2001)                                                           11,596,873            11,404,232
         Corporate and other bonds (amortized cost $2,059,986-2001)                             --             2,080,871
     Held to maturity securities:
       Mortgage-backed securities (market value $249,676-2002
        and $319,172-2001)                                                                 239,893               308,364
                                                                                     -------------         -------------
                                                       TOTAL SECURITIES                 82,118,825            62,169,012
                                                                                     -------------         -------------
   Federal Home Loan Bank stock, at cost                                                 2,389,800             2,389,800
   Federal Reserve Bank stock, at cost                                                      81,850                81,850
   Loans Receivable:
     Real estate-residential mortgage                                                  130,885,187           123,684,472
     Real estate-commercial mortgage                                                    29,004,044            26,790,550
     Real estate-construction                                                            4,466,657             5,347,659
     Commercial                                                                          8,202,324             7,152,723
     Installment                                                                        17,684,500            22,391,726
     Other                                                                                  61,547               366,850
                                                                                     -------------         -------------
                                                            TOTAL LOANS                190,304,259           185,733,980
     Net deferred loan origination costs                                                   761,337               957,406
     Allowance for loan losses                                                            (979,050)             (957,731)
                                                                                     -------------         -------------
                                                              NET LOANS                190,086,546           185,733,655
                                                                                     -------------         -------------
   Bank premises and equipment, net                                                      2,532,297             2,615,155
   Foreclosed real estate                                                                  300,000               300,000
   Deferred income taxes                                                                        --                61,274
   Accrued interest receivable                                                           1,692,184             1,309,246
   Cash surrender value of insurance                                                     6,093,423             5,947,666
   Other assets                                                                          3,864,008             1,764,684
                                                                                     -------------         -------------
                                                           TOTAL ASSETS              $ 303,611,774         $ 270,475,563
                                                                                     =============         =============
LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                       $  41,498,659         $  38,720,543
     Interest bearing:
        Savings                                                                         43,483,937            42,304,004
        Money market                                                                    64,365,768            53,544,413
        Time certificates of deposit in denominations of $100,000 or more               29,290,144            27,854,468
        Other time certificates of deposit                                              78,149,726            76,150,398
                                                                                     -------------         -------------
                                                         TOTAL DEPOSITS                256,788,234           238,573,826
                                                                                     -------------         -------------
   Federal Home Loan Bank advances                                                      18,000,000            12,000,000
   Securities sold under agreements to repurchase                                        7,000,000                    --
   Deferred income taxes                                                                   304,749                    --
   Accrued expenses and other liabilities                                                1,933,946             1,626,555
                                                                                     -------------         -------------
        TOTAL LIABILITIES                                                              284,026,929           252,200,381
                                                                                     -------------         -------------
   Commitments & Contingencies                                                                  --                    --
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2002 - Issued - 1,760,624 shares, outstanding - 1,669,759 shares
     2001 - Issued - 1,760,624 shares, outstanding - 1,669,759 shares                       17,606                17,606
   Capital surplus                                                                      13,000,271            13,000,271
   Retained earnings                                                                     6,542,200             5,943,052
   Less: Treasury stock at cost- 90,865 shares                                            (701,061)             (701,061)
   Accumulated other comprehensive income-net unrealized gain
     on available for sale securities (net of taxes)                                       725,829                15,314
                                                                                     -------------         -------------
                                             TOTAL SHAREHOLDERS' EQUITY                 19,584,845            18,275,182
                                                                                     -------------         -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 303,611,774         $ 270,475,563
                                                                                     =============         =============

See Notes to Consolidated Financial Statements

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                             2002             2001             2002             2001
                                                             ----             ----             ----             ----
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                             $3,180,772       $3,470,657       $6,362,679       $7,205,209

   Interest and dividends on securities:
      Mortgage-backed                                        656,005          301,376        1,233,637          669,888
      US Treasury and other                                  180,547          327,303          341,232          761,760
      State & municipal securities                           137,146           18,341          274,487           18,341
      Corporate & other bonds                                 25,953            4,482           51,928            4,482
   Other interest income                                      21,511          183,286           44,928          213,906
                                                          ----------       ----------       ----------       ----------
                          TOTAL INTEREST INCOME            4,201,934        4,305,445        8,308,891        8,873,586
                                                          ----------       ----------       ----------       ----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                121,722          130,328          244,047          261,736
      Money market                                           377,708          365,632          751,518          776,126
      Time certificates of deposit in denominations
          $100,000 or more                                   260,922          355,076          520,415          684,286
      Other time certificates of deposit                     857,437        1,237,166        1,723,188        2,473,390
                                                          ----------       ----------       ----------       ----------
                     TOTAL INTEREST ON DEPOSITS            1,617,789        2,088,202        3,239,168        4,195,538
   Interest on Federal Home Loan Bank advances               124,829          145,484          242,900          376,921
    Interest on repurchase agreements                         68,872               --          117,639               --
                                                          ----------       ----------       ----------       ----------
                                TOTAL INTEREST EXPENSE     1,811,490        2,233,686        3,599,707        4,572,459
                                                          ----------       ----------       ----------       ----------
                            NET INTEREST INCOME            2,390,444        2,071,759        4,709,184        4,301,127
PROVISION FOR LOAN LOSSES                                     60,000           60,000          120,000          120,000
                                                          ----------       ----------       ----------       ----------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES            2,330,444        2,011,759        4,589,184        4,181,127
                                                          ----------       ----------       ----------       ----------
NONINTEREST INCOME
   Banking service charges and fees                          186,000          185,880          361,212          370,039
   Trust                                                     242,501          219,258          485,000          439,258
    Gains on the sales of available for sale securities           --
                                                                                8,642               --            8,642
   Other                                                     123,300           93,491          339,512          190,791
                                                          ----------       ----------       ----------       ----------
                       TOTAL NONINTEREST INCOME              551,801          507,271        1,185,724        1,008,730
                                                          ----------       ----------       ----------       ----------
NONINTEREST EXPENSE
   Salaries                                                  908,498          871,584        2,091,571        1,691,850
   Employee benefits                                         269,120          229,812          578,849          473,029
   Net occupancy                                             119,564          121,477          239,364          251,462
   Equipment                                                  81,641          109,705          164,905          222,718
   Legal fees                                                 58,820           49,360          102,777           97,827
   Directors fees                                             42,309           29,588           83,328           74,270
   Computer services                                         189,311          187,279          400,356          399,537
   Supplies                                                   43,349           48,857           92,951           94,152
   Commissions, services and fees                             87,319           40,369          149,942           88,772
   Postage                                                    28,395           28,011           58,892           60,860
   Advertising                                                49,956           58,417           97,705          102,119
   OREO & non-performing loan expenses-net                     7,999            4,953            8,530           10,065
   Other                                                     271,125          349,515          517,209          653,504
                                                          ----------       ----------       ----------       ----------
                     TOTAL NONINTEREST EXPENSES            2,157,406        2,128,927        4,586,379        4,220,165
                                                          ----------       ----------       ----------       ----------

                     INCOME BEFORE INCOME TAXES              724,839          390,103        1,188,529          969,692
PROVISION FOR INCOME TAXES                                   172,114          117,578          255,429          296,814
                                                          ----------       ----------       ----------       ----------
                                     NET INCOME           $  552,725       $  272,525       $  933,100       $  672,878
                                                          ==========       ==========       ==========       ==========

INCOME PER SHARE
                     BASIC NET INCOME PER SHARE           $     0.33       $     0.16       $     0.56       $     0.40
                                                          ==========       ==========       ==========       ==========
                   DILUTED NET INCOME PER SHARE           $     0.32       $     0.16       $     0.55       $     0.40
                                                          ==========       ==========       ==========       ==========

   Dividends Per Share                                    $     0.10       $     0.10       $     0.20       $     0.20
                                                          ==========       ==========       ==========       ==========

See Notes to Consolidated Financial Statements

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


Three months ended June 30,                                                                 2002              2001
                                                                                            ----              ----

Net income                                                                               $  552,725        $  272,525
Unrealized holding gains (losses) on securities:
       Unrealized holding (losses) gains arising during the period, net of taxes            832,464          (126,485)
                                                                                         ----------        ----------
Comprehensive income                                                                     $1,385,189        $  146,040
                                                                                         ==========        ==========


Six months ended June 30,                                                                   2002              2001
                                                                                            ----              ----

Net income                                                                               $  933,100        $  672,878
Unrealized holding gains on securities:
       Unrealized holding gains arising during the period, net of taxes                     710,515           172,324
                                                                                         ----------        ----------
Comprehensive income                                                                     $1,643,615        $  845,202
                                                                                         ==========        ==========



See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                                Six Months Ended June 30,
                                                                               2002                   2001
                                                                               ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $    933,100           $    672,878
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                        324,272                (52,932)
       Provision for loan losses                                               120,000                120,000
       Depreciation and amortization                                           130,098                179,527
       Gains on sale of available for sale securities                               --                 (8,642)
       Loss on the sale of repossessed assets                                    3,400                 56,703
       (Gain) loss on disposals of bank premises and equipment                 (15,047)                 2,263
       (Increase) decrease in accrued interest receivable                     (382,938)                95,891
       Increase in other assets                                               (421,473)              (154,845)
       Increase in cash surrender value of insurance                          (145,757)              (100,004)
       Decrease in deferred loan origination costs                             196,069                308,303
       Increase (decrease) in accrued expenses and other liabilities           612,140                (23,620)
                                                                          ------------           ------------

           Net cash  provided by operating activities                        1,353,864              1,095,522
                                                                          ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                       4,442,942              4,077,942
       Purchases                                                           (20,528,015)                    --
       Proceeds from sales                                                          --              3,030,450
Available for sale US Treasury and other investment securities:
       Proceeds from maturity                                                       --              9,500,000
              Purchases                                                     (5,187,500)                    --
       Proceeds from sales                                                          --              3,075,235
Available for sale State & municipal and other bonds
       Purchases                                                                    --            (11,340,028)
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                          67,026                570,506
Net (increase) decrease in loans                                            (4,733,410)             5,958,790
Proceeds from the sale of repossessed assets                                    86,450                195,347
Purchase of bank premises and equipment                                        (47,593)               (64,129)
Proceeds from sale of bank premises and equipment                               15,400                  2,055
Purchase of Bank owned life insurance                                               --             (2,000,000)
                                                                           -----------           ------------

       Net cash (used in) provided by investing activities                 (25,884,700)            13,006,168
                                                                           -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and
  demand deposits                                                           14,779,404              1,078,508
Net increase in certificates of deposit                                      3,435,004             13,973,326
Net increase (decrease) in borrowings under Federal Home
  Loan Bank advances                                                         6,000,000            (28,000,000)
Net decrease in collateralized borrowings
                                                                                    --               (973,986)
Net increase in other borrowings                                             7,000,000                     --
Dividends paid on common stock                                                (333,952)              (318,093)
                                                                          ------------           ------------

       Net cash provided by (used in) financing activities                  30,880,456            (14,240,245)
                                                                          ------------           ------------

       Net increase (decrease) in cash and cash equivalents                  6,349,620               (138,555)

CASH AND CASH EQUIVALENTS, at beginning of period                            8,103,221             10,897,885
                                                                          ------------           ------------

CASH AND CASH EQUIVALENTS, at end of period                               $ 14,452,841           $ 10,759,330
                                                                          ============           ============
SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest on deposits and borrowings                                $  3,649,362           $  4,579,390
                                                                          ============           ============
       Income taxes                                                       $    431,165           $    360,000
                                                                          ============           ============
Non-cash investing and financing activities:
       Receivable for  matured investment security                        $  2,008,000           $         --
                                                                          ============           ============
       Transfer of loans to repossessed assets                            $     76,100           $     95,900
                                                                          ============           ============
       Accrued dividends declared                                         $    333,952           $    318,094
                                                                          ============           ============

See Notes to Consolidated Financial Statements

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

    These financial statements of the Company and its subsidiary (the "Company") reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of their financial position and the results of their operations and their cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

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

    The following is information about the computation of net income per share for the three and six month periods ended June 30, 2002 and 2001. The 2001 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                               Three Months Ended
                                                                  June 30, 2002
                                                  -------------------------------------------
                                                      Net                          Per Share
                                                    Income           Shares          Amount
                                                  ---------         ---------     -----------
Basic Net Income Per Share
  Income available to common shareholders         $ 552,725         1,669,759         $   .33
                                                                                      =======
Effect of Dilutive Securities
  Options Outstanding                                    --            38,842

Diluted Net Income Per Share
  Income available to common shareholders         ---------         ---------         -------
  plus assumed conversions                        $ 552,725         1,708,601         $   .32
                                                  =========         =========         =======



                                                                  June 30, 2001
                                                  -------------------------------------------
                                                      Net                          Per Share
                                                    Income           Shares          Amount
                                                  ---------         ---------     -----------
Basic Net Income Per Share
  Income available to common shareholders         $ 272,525         1,669,759         $   .16
                                                                                      -------
Effect of Dilutive Securities
  Options Outstanding                                    --            26,239

Diluted Net Income Per Share
  Income available to common shareholders         ---------         ---------         -------
  plus assumed conversions                        $ 272,525         1,695,998         $   .16
                                                  =========         =========         =======


                                                                Six Months Ended
                                                                  June 30, 2002
                                                  -------------------------------------------
                                                      Net                          Per Share
                                                    Income           Shares          Amount
                                                  ---------         ---------     -----------
Basic Net Income Per Share
  Income available to common shareholders         $ 933,100         1,669,759         $   .56
                                                                                      =======
Effect of Dilutive Securities
  Options Outstanding                                    --            37,087

Diluted Net Income Per Share

  Income available to common shareholders         ---------         ---------
  plus assumed conversions                        $ 933,100         1,706,846         $   .55
                                                  =========         =========         =======


                                                                  June 30, 2001
                                                  -------------------------------------------
                                                      Net                          Per Share
                                                    Income           Shares          Amount
                                                  ---------         ---------     -----------
Basic Net Income Per Share
  Income available to common shareholders         $  672,878        1,669,759         $    .40
                                                                                      ========
Effect of Dilutive Securities
  Options Outstanding                                     --           25,743

Diluted Net Income Per Share
  Income available to common shareholders
  plus assumed conversions                        ----------        ---------
                                                  $  672,878        1,695,502         $     .40
                                                  ==========        =========         =========



4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                            Three Months Ended
                                                                                               June 30, 2002
                                                                              -------------------------------------------------

                                                                              Before-Tax        Tax (Expense)        Net-of-Tax
                                                                                 Amount            Benefit             Amount
                                                                              -------------------------------------------------

Unrealized holding gains arising during the period                             $1,261,310         $ (428,846)         $  832,464
Less: reclassification adjustment for amounts recognized in net income                 --                 --                  --
                                                                               ----------         ----------          ----------
Unrealized holding gain on available for sale securities, net of taxes         $1,261,310         $ (428,846)         $  832,464
                                                                               ==========         ==========          ==========


                                                                                               June 30, 2001
                                                                              -------------------------------------------------

                                                                              Before-Tax        Tax (Expense)        Net-of-Tax
                                                                                Amount             Benefit             Amount
                                                                              -------------------------------------------------
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
                                                                               =========          =========          =========

                                                                                             Six Months Ended
                                                                                               June 30, 2002
                                                                              -------------------------------------------------

                                                                              Before-Tax        Tax (Expense)        Net-of-Tax
                                                                                Amount             Benefit             Amount
                                                                              -------------------------------------------------

Unrealized holding gains arising during the period                             $1,076,538         $ (366,023)         $  710,515
Less: reclassification adjustment for amounts recognized in net income                 --                 --                  --
                                                                               ----------         ----------          ----------

Unrealized holding gain on available for sale securities, net of taxes         $1,076,538         $ (366,023)         $  710,515
                                                                               ==========         ==========          ==========

                                                                                               June 30, 2001
                                                                              -------------------------------------------------

                                                                              Before-Tax        Tax (Expense)        Net-of-Tax
                                                                                Amount             Benefit             Amount
                                                                              -------------------------------------------------
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
                                                                               =========          =========          =========



5. On March 28, 2002 the Company's Board of Directors approved the terms of an early retirement agreement with the President of the Company and the Bank. The agreement was finalized on April 2, 2002. As a result, the Company accrued approximately $348,000 of post-employment benefits during the quarter ended March 31, 2002 related to this agreement.

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of June 30, 2002 totaled $18,000,000. This amount includes advances of $5,000,000 at a rate of 1.72% due in July 2002, $5,000,000 at a rate of 2.53%
due in October 2002, $1,000,000 at a rate of 2.57% due in January 2003, $5,000,000 at a rate of 3.23% due in October 2003 and $2,000,000 at a rate of 3.47% due in December 2003.

As of June 30, 2002, the Bank had borrowings under repurchase agreements totaling $7,000,000. This amount includes $3,000,000 at a rate of 3.57% due January 2004 and $4,000,000 at a rate of 4.5% due January 2005.

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:


                                                                    For the three months ended June 30,
                                                                     2002                         2001
                                                             -------------------          ------------------
Provision for income taxes at statutory Federal rate         $ 246,445       34%          $ 132,635      34%
Increase (decrease) resulting from:
   Tax exempt income                                           (79,170)     (11)            (18,074)     (4)
   Nondeductible interest expense                                4,770        1                 143      --
   Other                                                            69       --               2,874       1
                                                             ------------------           -----------------
Provision for income taxes                                   $ 172,114       24%          $ 117,578      31%
                                                             ==================           =================

                                                                     For the six months ended June 30,
                                                                     2002                         2001
                                                             -------------------          ------------------
Provision for income taxes at statutory Federal rate         $ 404,100       34%          $ 329,695       34%
Increase (decrease) resulting from:
   Tax exempt income                                          (158,526)     (14)            (39,320)      (4)
   Nondeductible interest expense                                9,621        1                 525      ---
   Other                                                           234       --               5,914        1
                                                             -------------------          ------------------
Provision for income taxes                                   $ 255,429       21%          $ 296,814       31%
                                                             ==================           =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Litchfield Financial Corporation (the "Company") a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The Bank is the Company's only subsidiary and only source of income. The Bank has two subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law.

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

As of June 30, 2002 the Company had total assets of $303,611,774, which was an increase of approximately $33.1 million or 12.3% from year-end 2001 total assets of $270,475,563. The increase in earning assets resulted primarily from increases in the securities portfolio and in Federal funds sold as well as from increases in the loan portfolio. This growth was funded by increases in borrowed funds and deposits.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of June 30, 2002 were $303,611,774, an increase of 12.3% or $33,136,211 from year-end 2001 assets of $270,475,563. Purchases in the securities portfolio were intended to increase the level of earning assets to efficiently utilize the growth of deposits and capital after that growth was used to fund loans. Total securities were $82,118,825 up $19,949,813 or 32.1% from the year end balance of $62,169,012. Net loans increased by $4,352,891 due to increases in the residential and commercial mortgage portfolios. The increase was partially offset by the continued runoff of loans in the installment loan portfolio.


For the first six months of 2002 net purchases of securities totaled $19.3 million bringing the portfolio to $82,118,825 which is an increase of 32.1% from year-end 2001. These purchases were comprised of United States Government agency bonds and mortgage-backed securities. Management believes that these purchases effectively utilize the earning asset capacity of the Company's funding sources while considering liquidity, asset/liability and credit risk goals.

Net loans totaled $190,086,546 as of June 30, 2002, which was an increase of $4.4 million or 2.3% from the year-end 2001 balance. Residential and commercial mortgage loans increased by $7,200,715 and $2,213,494 respectively. Management attributes the growth in these loans to be the result of refinancing from customers of other institutions because of the Bank's competitive products, as well as our reputation for being committed to customer service. Many of these new loans resulted from referrals by existing customers. The installment loan portfolio decreased by $4,707,226 over the first six months of the year. This decline is due to amortizations in the portfolio which are not being replenished due to the decision to discontinue indirect dealer financing which comprise the majority of these loans.

As of June 30, 2002, cash and cash equivalents totaled $14,452,841 which is an increase of $6,349,620 from the December 31, 2001 balance. This increase was primarily due to funds received from recent deposit growth, which were temporarily invested in overnight Federal Funds Sold.

Bank-owned life insurance totaled $6,093,423 as of June 30, 2002. This balance has increased by $145,757 since year-end 2001 due to increases in the cash surrender value of the policies. These policies were purchased during 1999 and 2001 in conjunction with funding employee benefits plans.

Other assets totaled $3,864,008, which was an increase of $2,099,324 from the year-end 2001 balance. This increase was due to a security, which matured on June 30, (a non-business day) that was transferred to other assets until payment was received on July 1, 2002.

Total liabilities were $284,026,929 as of June 30, 2002, which is an increase of $31,826,548 or 12.6% from December 31, 2001. Deposits totaled $256,788,234, which is an increase of $18,214,408 from year-end 2001. Demand deposits increased by $2,778,116 due primarily to seasonal increases typically arising from tax deposits. Money market deposits experienced the largest growth, increasing $10,821,355 or 20.2%. Increases were also experienced in savings and time certificates of deposit which increased by 2.8% and 3.3% respectively. The combination of the consumer's preference for liquidity due to the low interest rate environment as well as their desire for safe, FDIC insured investments has caused the increase in money market, savings and certificates of deposit accounts.

Strategies employed earlier in the year to lock in longer term funding in anticipation of rising interest rates are reflected in the increase in Federal Home Loan borrowings and in borrowings under repurchase agreements, which increased by $6,000,000 and $7,000,000, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Summary

Net interest income is the single largest source of the Company's net income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money. Although there are certain factors which can be controlled by management's policies and actions, certain other factors exist, such as the general level of credit demand, FRB monetary policy and changes in tax law that are beyond the control of management.

Net income for the second calendar quarter of 2002 totaled $552,725 which is an increase of $280,200 or 102.8% from second quarter 2001 earnings of $272,525. Quarterly basic and fully diluted net income per share for 2002 were $.33 and $.32 per share, respectively, compared to $.16 per basic and diluted share for the same period in 2001.

Net Interest Income

Net interest income is comprised of the following for the three months ended June 30,

                                                       2002             2001
                                                  -----------       -----------

Interest and dividend income                      $ 4,201,934       $ 4,305,445
Tax-equivalent adjustments                             73,296             1,412
Interest expense                                   (1,811,490)       (2,233,686)
                                                  -----------       -----------

Net interest income (tax equivalent basis)        $ 2,463,740       $ 2,073,171
                                                  ===========       ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended June 30, 2002 and 2001. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three months ended June 30, 2002                 Three months ended June 30, 2001
                                           ------------------------------------         -------------------------------------
                                                             Interest                                     Interest
                                           Average            Earned/    Yield/         Average           Earned/         Yield/
                                           Balance             Paid       Rate          Balance            Paid            Rate
                                        -------------    -------------   ------      -------------    -------------       ------
Assets
Interest Earning Assets:
Loans                                   $ 190,690,000    $   3,181,875    6.67%      $ 187,052,000    $   3,472,069        7.42%
Investment Securities                      82,586,000        1,071,844    5.19%         39,481,000          651,502        6.60%
Other interest earning assets               4,837,000           21,511    1.78%         17,081,000          183,286        4.29%
                                        -------------    -------------    ----       -------------    -------------        ----
Total interest earning assets             278,113,000        4,275,230    6.15%        243,614,000        4,306,857        7.07%
                                                         -------------    ----                        -------------        ----
Allowance for loan losses                    (963,000)                                    (890,000)
Cash and due from banks                     8,014,000                                    7,481,000
Bank premises and equipment                 2,552,000                                    2,742,000
Net unrealized gain/loss on
  securities                                  410,000                                      460,000
Foreclosed real estate                        300,000                                      300,000
Other assets                                9,027,000                                    6,850,000
                                        -------------                                -------------
Total Average Assets                    $ 297,453,000                                $ 260,557,000
                                        =============                                =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $  40,680,000          121,722    1.20%      $  36,591,000          130,328        1.42%
Money Market deposits                      65,227,000          377,708    2.32%         44,199,000          365,632        3.31%
Time deposits                             104,736,000        1,118,359    4.27%        112,797,000        1,592,242        5.65%
Borrowed funds                             25,702,000          193,701    3.01%          9,529,000          145,484        6.11%
                                        -------------    -------------    ----       -------------    -------------        ----
Total interest bearing liabilities        236,345,000        1,811,490    3.07%        203,116,000        2,233,686        4.40%
                                                         -------------    ----                        -------------        ----
Demand deposits                            40,662,000                                   38,844,000
Other liabilities                           1,595,000                                      964,000
Shareholders' Equity                       18,851,000                                   17,633,000
                                        -------------                                -------------
Total liabilities and equity            $ 297,453,000                                $ 260,557,000
                                        =============                                =============

Net interest income                                      $   2,463,740                                $   2,073,171
Net interest spread                                      =============    3.08%                       =============        2.67%
Net interest margin                                                       3.54%                                            3.40%


RATE/VOLUME ANALYSIS

                                                          Three months ended
                                                      6/30/02 Compared to 6/30/01
                                                      Increase (Decrease) Due to
                                             ---------------------------------------------
                                             Volume             Rate               Total
                                             ------             ----               -----
Interest earned on:
Loans                                      $  66,427          ($356,621)         ($290,194)
Investment securities                        584,279           (163,937)           420,342
Other interest income                        (89,040)           (72,735)          (161,775)
                                           ---------          ---------          ---------
Total interest earning assets                561,666           (593,293)           (31,627)
                                           ---------          ---------          ---------

Interest paid on:
Deposits                                     171,569           (641,982)          (470,413)
Borrowed money                               150,619           (102,402)            48,217
                                           ---------          ---------          ---------
Total interest bearing liabilities           322,188           (744,384)          (422,196)
                                           ---------          ---------          ---------

Increase in net interest income            $ 239,478          $ 151,091          $ 390,569
                                           =========          =========          =========


Of the $390,569 increase in the net interest income, $239,478 resulted from income attributable to the higher level of earning assets. Additionally, prolonged decreases in interest rates caused the cost of interest bearing liabilities to decline more than the decrease in yield on earning assets. This reduction due to rate increased net interest income by $151,091 for the second quarter.

Tax-equivalent net interest income for the second quarter of 2002 increased $390,569 or 18.8% from the second quarter of 2001. The increase in net interest income is due both to higher levels of earning assets as well as to the improvement in the net interest margin. Average earning assets for the second quarter of 2002 totaled $278 million, an increase of 14.2% from the second quarter of 2001. The net interest income attributable to the growth in earning assets is $239,478. Additional tax equivalent interest income attributed to volume totaled $561,666, and resulted primarily from growth in the securities portfolio. The funding of this growth, which was primarily borrowed money and money market deposits, increased interest expense by $322,188. The net interest margin for the second quarter of 2002 was 3.54%, an increase of 14 basis points from the second quarter of 2001. Although declines in funding costs have improved the margin, the additional charge of $145,000 related to deferred loan origination costs amortized during the second quarter of 2001, reduced the net interest margin by 24 basis points. Continued declines in funding costs beyond the interest decreases experienced in earning assets contributed to the improvement in margin. From the second quarter of 2001, the cost of interest bearing liabilities decreased 133 basis points from 4.40% to 3.07%. Over the last year, rates paid on savings and money market deposits decreased reflective of the lower rate environment. Additionally, time certificates of deposit issued at higher promotional rates have been renewed at lower market rates. Finally, the cost of borrowed money decreased from 6.11% to 3.01% reflecting borrowings incurred at the lower rates. Earning asset yields however, decreased 92 basis points, from 7.07% to 6.15%.

Provision for Loan Losses

The provision for loan losses for the second quarter of the year totaled $60,000, remaining the same as the provision from the second quarter of 2001. A continued slowness in the local economy and concern as to weaknesses in borrowers' repayment capacity necessitates this level of provision and resultant loan loss allowance.

During the second quarter of 2002, the Company recorded net charge-offs of $35,634 compared to net charge-offs of $60,982 for the same period in 2001. Because most charge-offs over recent years have related to the discontinued indirect dealer loan program, the decrease in net charge-offs is expected as this portfolio of loans decreases and matures. (See "Allowance for Loan Losses").


Noninterest Income

Noninterest income for the second quarter of 2002 totaled $551,801, an increase of $44,530 or 8.8% from the $507,271 earned for the second quarter of 2001. Trust fees increased by $23,243 or 10.6% resulting from the implementation of fee increases. Second quarter other noninterest income totaled $123,300, increasing $29,809 from the second quarter of 2001. Income related to the increase in the cash surrender value of bank owned life insurance totaled $72,878 for the second quarter, increasing $22,880 from the second quarter of 2001. This increase is due to additional income related to the purchase of $2 million in bank owned life insurance late in the second quarter of 2001. Offsetting the additional income was the decrease in income from the sale of non-deposit investment products, which declined by $16,519, which income has declined significantly due to market conditions and customer's reluctance to risk principal. Finally, there were no sales of securities during 2002, however, during the second quarter of 2001 sales of available for sale securities resulted in a gain totaling $8,642.

Noninterest Expense

For the three months ended June 30, 2002, noninterest expense totaled $2,157,406, an increase of $28,479 or 1.3% from the similar period in 2001. Salary and benefits costs increased by $76,222 due to staffing changes and salary adjustments as well as to increases in pension and group insurance expenses.

Second quarter equipment expense totaled $81,641, decreasing $28,064 from the second quarter of 2001. This decrease is due to lower depreciation expense related to computer equipment that is now fully depreciated. Commissions and fees expense for the second quarter of 2002 totaled $87,319 increasing $46,950 from the second quarter of 2001. The increase in these costs is due to consulting and placement agency fees. Other noninterest expense totaled $271,125 for the quarter, which was 22.4% or $78,390 below 2001 costs. Losses on the sale of repossessed collateral decreased by $25,872 from the second quarter of 2001. This decrease is due to improved collection and repossession efforts as well as to the decline in the indirect dealer loan portfolio. Also, staffing changes decreased the reliance on temporary agency personnel which reduced these costs by $29,174 from the second quarter of 2001. Finally, contributing to the reduction in other noninterest expense are costs for computer consulting and software, which declined by $30,843 from the second quarter of 2001. This reduction of costs is due to the timing related to the implementation of plans for future technology.


Income Taxes

The provision for income taxes for the three month period ended June 30, 2002 totaled $172,114 which is an increase of 46.4% from the same period in 2001. This increase is the net result of higher pretax income comprised of a greater percentage of income from tax-exempt sources. Pretax income for the quarter increased 85.8% above the same period in 2001. The increase in tax expense associated with this higher level of income, however, was partially reduced by higher levels of non-taxable income from bank-owned life insurance and state and municipal investments. Specifically, for the second quarter of 2002, the effective tax rate was 24% compared to the effective tax rate of 31% for the second quarter of 2001.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Summary

Net income for the Company for the six months ended June 30, 2002 totaled $933,100, increasing $260,222 or 38.7% from 2001 earnings of $672,878. Basic and diluted net income per share for the six month period were $.56 and $.55 per share respectively. These results are 40.0% and 37.5% above 2001 levels of $.40 for both basic and diluted net income per share.

Net Interest Income

Net interest income is comprised of the following for the six months ended June 30,

                                                                  2002                       2001
                                                              -------------             --------------

              Interest and dividend income                    $   8,308,891             $   8,873,586
              Tax-equivalent adjustments                            146,751                     7,263
              Interest expense                                  (3,599,707)               (4,572,459)
                                                              -------------             -------------

              Net interest income (tax equivalent basis)      $   4,855,935             $   4,308,390
                                                              =============             =============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the six months ended June 30, 2002 and 2001. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Six months ended June 30, 2002                 Six months ended June 30, 2001
                                           ------------------------------------         -------------------------------------
                                                             Interest                                    Interest
                                           Average            Earned/     Yield/       Average            Earned/         Yield/
                                           Balance             Paid        Rate        Balance             Paid            Rate
                                        -------------     ------------    ------    -------------       -----------       ------
Assets
Interest Earning Assets:
Loans                                    $190,104,000       $6,365,032     6.70%     $188,708,000        $7,212,472        7.64%
Investment Securities                      78,714,000        2,045,682     5.20%       43,614,000         1,454,471        6.67%
Other interest earning assets               5,306,000           44,928     1.69%        9,700,000           213,906        4.41%
                                         ------------       ----------               ------------        ----------
Total interest earning assets             274,124,000        8,455,642     6.17%      242,022,000         8,880,849        7.34%
                                                            ----------     ----                          ----------        ----
Allowance for loan losses                    (959,000)                                   (922,000)
Cash and due from banks                     8,032,000                                   7,640,000
Bank premises and equipment                 2,575,000                                   2,770,000
Net unrealized gain/loss on
  securities                                  310,000                                     336,000
Foreclosed real estate                        300,000                                     300,000
Other assets                                8,947,000                                   6,797,000
                                         ------------                                ------------
Total Average Assets                     $293,329,000                                $258,943,000
                                         ============                                ============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                          $40,809,000          244,047     1.20%      $37,356,000           261,736        1.40%
Money Market deposits                      64,771,000          751,518     2.32%       44,624,000           776,126        3.48%
Time deposits                             103,215,000        2,243,603     4.35%      109,062,000         3,157,676        5.79%
Borrowed funds                             24,423,000          360,539     2.95%       12,382,000           376,921        6.09%
                                         ------------       ----------               ------------        ----------
Total interest bearing liabilities        233,218,000        3,599,707     3.09%      203,424,000         4,572,459        4.50%
                                                            ----------     ----                          ----------        ----
Demand deposits                            39,841,000                                  37,114,000
Other liabilities                           1,574,000                                     878,000
Shareholders' Equity                       18,696,000                                  17,527,000
                                           ----------                                  ----------

Total liabilities and equity             $293,329,000                                $258,943,000
                                         ============                                ============
Net interest income                                         $4,855,935                                  $4,308,390
                                                            ==========                                  ==========
Net interest spread                                                        3.08%                                           2.84%
Net interest margin                                                        3.54%                                           3.56%


RATE/VOLUME ANALYSIS
                                                                      Six months ended
                                                                 6/30/02 Compared to 6/30/01
                                                                  Increase (Decrease) Due to

                                                                 Volume                 Rate                 Total
                                                                 ------                 ----                 -----
Interest earned on:
Loans                                                         $    52,983           ($  900,423)          ($  847,440)
Investment securities                                             967,803              (376,592)
                                                                                                              591,211
Other interest income                                             (71,603)              (97,375)
                                                              -----------           -----------           -----------
                                                                                                             (168,978)
Total interest earning assets                                     949,183            (1,374,390)             (425,207)
                                                              -----------           -----------           -----------

Interest paid on:
Deposits                                                          362,360            (1,318,730)             (956,370)
Borrowed money                                                    243,121              (259,503)
                                                                                    -----------           -----------
                                                                                                              (16,382)
Total interest bearing liabilities                                605,481            (1,578,233)             (972,752)
                                                              -----------           -----------           -----------

Increase (decrease) in net interest income                      $ 343,702           $   203,843           $   547,545
                                                              ===========           ===========           ===========


The $547,545 increase in the net interest income reflects increased income of $203,843 resulting from interest rate decreases in both interest earning assets and interest bearing liabilities, and an increase of

$343,702 attributed to changes in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the first six months of 2002 increased $547,545 or 12.7% from the same period in 2001. Average earning assets for the first six months of 2002 increased by over $32 million or 13.3%. This increase was primarily in the investment portfolio reflecting investment purchases in government agency, mortgage-backed and state and municipal securities. The increased level of earning assets was funded by borrowed funds and money market deposits. Money market deposits increased over $20 million while the increase in borrowed funds totaled $12 million. The increase in money market deposits is attributed to the customer's preference for liquidity and safety to be derived from FDIC insured deposits in the current low interest rate and volatile stock market environments.

The net interest margin (net interest income divided by average earning assets) was 3.54% for the six month period ended June 30, 2002. The net interest margin was down slightly, from the 3.56% for the six months ended June 30, 2001. The yield on earning assets through June 30, 2002 was 6.17%, 117 basis points below the 7.34% yield earned during the first six months of 2001. Decreases in the overall interest rate environment particularly as it effected the interest rates earned on new earning assets as well as its effect on repricing assets led to this decline. Also, the additional amortization of $145,000 in installment loan origination costs taken during the first six months of 2001 reduced the 2001 yield. Without that charge, the 2001 yield on earning assets would have been 7.46% and the 2002 decline in yield would have been 129 basis points.

Funding costs decreased by 141 basis points from 4.50% to 3.09%. This decline is attributed to both the overall decrease in interest rates, as well as to a change in the mix of funding liabilities. As of June 30, 2002, 53% of average funding had been through core deposits (money market, savings and demand deposits) which are at lower interest rates, while the remaining 47% of funding was through borrowed money and certificates of deposits, which have relatively higher interest costs associated with them. This compares to the year 2001 mix of funding liabilities, where nearly half of the funding liabilities were comprised of borrowed money and certificates of deposits and half through core deposits.


Provision for Loan Losses

The provision for loan losses for the first six months of the year totaled $120,000, which was the same amount provided for the first six months of 2001. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses.

During the first six months of 2002, the Company recorded net charge-offs of $98,681 compared to net charge-offs of $187,876 for the first six months of 2001. Although the Company experienced a decrease in consumer loan charge-offs during 2002, the majority of all charge-offs remain the result of credit losses in the consumer loan portfolio. For the six months ended June 30, 2002, consumer loan charge-offs accounted for 95% of all net charge-offs. This is generally consistent with the first six months of 2001, when charge-offs in consumer loans totaled nearly 100% of net charge-offs.

Noninterest Income

Year to date noninterest income as of June 30, 2002 totaled $1,185,724, an increase of $176,994 or 17.5% from the same period in 2001. Contributing to the increase in noninterest income is increased trust fees. The changes in fee schedules for trust services have resulted in the additional income of $45,742. Other noninterest income totaled $339,512 for the first six months of the year, an increase of $148,721 from the same period in 2001. The primary cause of this increase was income of $103,000 resulting from the sale of stock received as a result of the demutualization of Anthem Inc., the Bank's group insurance provider. Also contributing to the increase in noninterest income was $45,753 of additional income resulting from the increased investment in bank owned life insurance. Offsetting some of this increase, were decreases in fees from the sales of non-deposit investment products totaling $28,778. Management attributes this decline in non-deposit investment products to the current consumer wariness of market investments.

Noninterest Expense

As of June 30, 2002, six month noninterest expense totaled $4,586,379, an increase of 8.7% and $366,214 from the same period of 2001. The increase in noninterest expense is primarily due to costs related to the Early Retirement Agreement for the President of the Company incurred during the first quarter of 2002. These expenses totaled $347,790 and reduced year to date net income by $229,541.

Salary and benefits costs increased by a total of $505,541, of which $337,420 was related to the early retirement agreement of the Company's former President and Chief Executive Officer. The remaining increase is due to salary adjustments and increased benefit costs. Commissions, services and fees expense increased by $61,170 reflecting costs for personnel placement fees and consulting fees. Other noninterest expense decreased by $136,295. Much of this decrease is due to losses on the sale of repossessed assets, which totaled $3,400, decreasing by $53,303 from the same period in 2001. Also, as mentioned previously, computer consultant and software expense decreased by $44,814 and costs incurred for temporary agency fees decreased by $41,638.


Income Taxes

The provision for income taxes for the first six months of 2002 totaled $255,429, a decrease of $41,385 from the same period in 2001. The decline in income tax expense resulted from a lower level of taxable income due to increases in tax-exempt income from bank-owned life insurance and state and municipal investments. The effective tax rate for the first six months of 2002 was 21% compared to the rate of 31% for the first six months of 2001.



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

The Bank is a member of the Federal Home Loan Bank system which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, federal funds, lines available under repurchase agreements and the sale of mortgage loans in the secondary market are available to fund short term cash needs.

As of June 30, 2002 the Company had $50,616,463 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At June 30, 2002, total shareholders' equity was $19,584,845 compared to $18,275,182 at December 31, 2001. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of June 30, 2002.

                                              Minimum
                                             Regulatory
                                           Capital Levels        The Company             The Bank
                                           --------------        -----------             --------
TIER 1:
  Leverage capital ratio                          4%                 6.34%                 6.28%

  Risk-based capital ratio                        4%                10.63%                10.57%

  Total risk-based capital ratio                  8%                11.18%                11.12%


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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at June 30, 2002. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At June 30, 2002, the allowance for loan losses was equivalent to 120% of non-accrual loans and 88% of total non-performing assets as compared with 107% of non-accrual loans and 80% of total non-performing assets at December 31, 2001.

Changes in the allowance for loan losses for the periods ended June 30, 2002 and 2001 are shown below:

                                                  Six months ended June 30,
                                                  2002                2001
                                                  ----                ----
Balance at beginning of the year               $   957,731         $   971,891
Provision for loan losses                          120,000             120,000
Loans charged off                                 (111,301)           (224,679)
Recoveries of loans previously charged off          12,620              36,803
                                               -----------         -----------

Balance at end of period                       $   979,050         $   904,015
                                               ===========         ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of June 30, 2002 and December 31, 2001.

                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
Nonaccrual loans                               $   817,704      $     895,180

Other real estate owned                            300,000            300,000
                                               -----------      -------------

Total nonperforming assets                     $ 1,117,704      $   1,195,180
                                               ===========      =============

Loans past due in excess of 90 days and
  accruing interest                            $     1,457      $       3,136
                                               ===========      =============

Potential Problem Loans

As of June 30, 2002, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and nonfinancial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Such developments could have an adverse impact on the Company's and the Bank's financial position and results of operation.

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

Item 2.  Changes in Securities and Use of Proceeds - Not applicable

Item 3.  Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 22, 2002.

1. Shareholders voted on the election of directors. The vote for re-electing each of the three (3) Directors listed below to serve for a term of three years is as follows:

                                                                                                     Withholding
                                                                                    For               Authority

Clayton L. Blick             Number of Shares:                                   1,169,978              29,276
                                                                                 ---------              ------
                             Percentage of Shares Voted:                            97.56%               2.44%
                                                                                 ---------              ------
                             Percentage of Shares Entitled to Vote:                 70.07%               1.75%
                                                                                 ---------              ------

                                                                                                     Withholding
                                                                                    For               Authority

Bernice D. Fuessenich        Number of Shares:                                   1,180,665              18,589
                                                                                 ---------              ------
                             Percentage of Shares Voted:                            98.45%               1.55%
                                                                                 ---------              ------
                             Percentage of Shares Entitled to Vote:                 70.71%               1.11%
                                                                                 ---------              ------

                                                                                                     Withholding
                                                                                    For               Authority

H. Ray Underwood             Number of Shares:                                   1,187,693              11,561
                                                                                 ---------              ------
                             Percentage of Shares Voted:                            99.04%                .96%
                                                                                 ---------              ------
                             Percentage of Shares Entitled to Vote:                 71.13%                .69%
                                                                                 ---------              ------

The following other Directors' terms continued after the meeting:

Enest W. Clock
John H. Field
Perley H. Grimes, Jr.
Thomas A. Kendall
George M. Madsen
Alan B. Magary
Charles E. Orr
Patricia D. Werner

Jerome J. Whalen did not stand for reelection.

2. Appointment of Auditors.

The votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to ratify the appointment of McGladrey & Pullen, LLP to act as independent auditors of the current fiscal year were as follows:

         "FOR APPROVAL"                 "AGAINST APPROVAL"                       "ABSTAIN"
           1,183,640                           1,050                               14,564
           ---------                           -----                               ------
             Number                            Number                              Number
              70.89%                              .06%                                .87%
              ------                             ----                                 ---
                               (Percentage of shares entitled to vote)
              98.70%                              .09%                               1.21%
              ------                             ----                               -----
                         (Percentage of shares actually voted at the meeting)


As a result of the vote, the selection of the appointment of McGladrey & Pullen, LLC as independent auditors for the current fiscal year was ratified.

3. To Amend the 1994 Stock Option Plan for Officers and Outside Directors.

The votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to amend the 1994 Stock Option Plan for Officers and Outside Directors to amend the definition of retirement to include early retirement upon attaining an age of no less than 59 1/2 years with approval of the Board of Directors and thereby enable such option holder to have twelve (12) months rather than sixty (60) days in which to exercise their options in the event of such early retirement were as follows:

             "FOR APPROVAL"             "AGAINST APPROVAL"                       "ABSTAIN"
               1,161,205                      32,953                               5,096
               ---------                      ------                               ------
                 Number                       Number                               Number
                  69.54%                        1.97%                                 .31%
                 ------                        -----                                  ---
                                 (Percentage of shares entitled to vote)

                    96.83%                      2.75%                                 .42%
                    ------                     -----                                 ----
                         (Percentage of shares actually voted at the meeting)


As a result of the vote, the 1994 Stock Option Plan for Officers and Outside Directors was amended to enable persons seeking early retirement upon attaining an age of not less than 59 1/2 years with approval of the Board of Directors, to have twelve (12) months rather than sixty (60) days in which to exercise options in the event of such early retirement.

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

10.2 1994 Stock Option Plan for Officers and Outside Directors. As Amended.

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

10.31    Early Retirement  Agreement between Jerome J. Whalen and The First
         National   Bank of  Litchfield  dated  April  2,  2002.  Exhibit  is
         incorporated by reference to exhibit 10.31 setforth in the Company's 10QSB for the quarter ended March 31, 2002 as filed with the SECURITIES EXCHANGE COMMISSION on May 14, 2002.

10.32 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank.

10.33 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank.

10.34 Executive Change in Control Agreement between Philip G. Samponaro and the Company and the Bank.

10.35 Executive Change in Control Agreement between John S. Newton and the Company and the Bank.

10.36 Executive Change in Control Agreement between Revere H. Ferris and the Company and the Bank.

10.37    Form of Employee Change in Control Agreement.

21. List of Subsidiaries of First Litchfield Financial Corporation. Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

99.1 Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

B.   Reports on Form 8-K

     The Company filed a Form 8-K on May 22, 2002 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Wednesday, May 22, 2002.

     The Company filed a Form 8-K on May 30, 2002 to report that the Company's Board of Directors declared a quarterly cash dividend of $ .10 per share to be paid on July 25, 2002 to shareholders of record as of June 21, 2002.

     The 8-K also reported that at the May Meeting of the Board of Directors, Director and Chairman, Ernest W. Clock and Director John H. Field retired from the Board. The 8-K reported the election of Charles E. Orr as Chairman of the Board. Finally, the 8-K announced the appointment of Joseph J. Greco as President and CEO of the Company due to the retirement of Jerome J. Whalen.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 13, 2002              FIRST LITCHFIELD FINANCIAL CORPORATION


                                      By:  /s/ Joseph J. Greco
                                               ------------------------------
                                               Joseph J. Greco, President and
                                               Chief Executive Officer


Dated:  August 13, 2002               By:  /s/ Carroll A. Pereira
                                               -------------------------------
                                               Carroll A. Pereira, Treasurer
                                               (Principal Accounting Officer)