Form 10QSB
period 2002-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2002-11-13
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the quarterly period ended:  September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
                         Commission File Number: 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                06-1241321
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

   13 North Street, Litchfield, CT                                     06759
----------------------------------------                            ------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code:          (860) 567-8752

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

     Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,669,759 shares of Common Stock, par value $.01 per share, were outstanding at October 28, 2002.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]   No [X]

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                                                  Page
Part I - Consolidated Financial Information                                                       ----

        Item 1 - Financial Statements

              Consolidated Balance Sheets - September 30, 2002 (unaudited) and
                  December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

              Consolidated Statements of Income  - Three months and
                  nine months ended September 30, 2002 and 2001  (unaudited). . . . . . . . . . .   3

              Consolidated Statements of Comprehensive Income  - Three months and nine months ended September 30, 2002 and 2001  (unaudited) . . . . . . . . . . .  4

              Consolidated Statements of Cash Flows  -  Nine months
                 ended September 30, 2002 and 2001   (unaudited). . . . . . . . . . . . . . . . .   5

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .   6

        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

        Item 3 - Controls and Procedures Related to the Disclosure of
            Financial Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Part II - Other Information

1.       Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

           2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . .  20

           3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . .  20

        4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .   20

        5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

        6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . 20


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

 Chief Executive Officer and Chief Financial Officer Certifications . . . . . . . . . . . . . . . .  30



FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                               September 30,         December 31,


ASSETS                                                                                        2002                  2001
                                                                                              ----                  ----
                                                                                          (Unaudited)
   Cash and due from banks                                                               $  10,229,984         $   8,103,221
   Federal Funds Sold                                                                       10,550,000                    --
                                                                                         -------------         -------------
                                              CASH AND CASH EQUIVALENTS                     20,779,984             8,103,221
                                                                                         -------------         -------------
   Securities:
     Available for sale securities:
       US Treasuries and other securities (amortized cost $5,007,938-2002                    5,257,030             8,239,940
            and $8,178,265-2001)
       Mortgage-backed securities (amortized cost $62,460,576-2002
        and $40,228,014-2001)                                                               63,203,004            40,135,605
         State and municipal securities (amortized cost $16,365,230-2002
        and $11,371,180-2001)                                                               16,730,434            11,404,232
         Corporate and other bonds (amortized cost $2,059,986-2001)                                 --             2,080,871
     Held to maturity securities:
       Mortgage-backed securities (market value $231,722-2002
        and $319,172-2001)                                                                     221,844               308,364
                                                                                         -------------         -------------
                                                       TOTAL SECURITIES                     85,412,312            62,169,012
                                                                                         -------------         -------------
   Federal Home Loan Bank stock, at cost                                                     2,389,800             2,389,800
   Federal Reserve Bank stock, at cost                                                          81,850                81,850
   Loans Receivable:
     Real estate-residential mortgage                                                      129,765,457           123,684,472
     Real estate-commercial mortgage                                                        30,652,355            26,790,550
     Real estate-construction                                                                7,194,293             5,347,659
     Commercial                                                                              8,139,799             7,152,723
     Installment                                                                            15,858,598            22,391,726
     Other                                                                                      41,017               366,850
                                                                                         -------------         -------------
                                                            TOTAL LOANS                    191,651,519           185,733,980
     Net deferred loan origination costs                                                       669,420               957,406
     Allowance for loan losses                                                                (998,188)             (957,731)
                                                                                         -------------         -------------
                                                              NET LOANS                    191,322,751           185,733,655
   Bank premises and equipment, net                                                          2,509,139             2,615,155
   Foreclosed real estate                                                                      300,000               300,000
   Deferred income taxes                                                                            --                61,274
   Accrued interest receivable                                                               1,550,179             1,309,246
   Cash surrender value of insurance                                                         6,616,301             5,947,666
   Other assets                                                                              1,809,180             1,764,684
                                                                                         -------------         -------------
                                                           TOTAL ASSETS                  $ 312,771,496         $ 270,475,563
                                                                                         =============         =============
LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                           $  39,939,438         $  38,720,543
     Interest bearing:
        Savings                                                                             45,146,672            42,304,004
        Money market                                                                        70,051,234            53,544,413
        Time certificates of deposit in denominations of $100,000 or more                   34,915,864            27,854,468
        Other time certificates of deposit                                                  80,348,640            76,150,398
                                                                                         -------------         -------------
                                                         TOTAL DEPOSITS                    270,401,848           238,573,826
                                                                                         -------------         -------------
   Federal Home Loan Bank advances                                                          13,000,000            12,000,000
   Securities sold under agreements to repurchase                                            7,000,000                    --
   Deferred income taxes                                                                       392,123                    --
   Accrued expenses and other liabilities                                                    1,716,823             1,626,555
                                                                                         -------------         -------------
                                                       TOTAL LIABILITIES                   292,510,794           252,200,381
                                                                                         -------------         -------------
   Commitments & Contingencies                                                                      --                    --
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
   Common stock $.01 par value
     Authorized - 5,000,000 shares
     2002 - Issued - 1,760,624 shares, outstanding - 1,669,759 shares
     2001 - Issued - 1,760,624 shares, outstanding - 1,669,759 shares                           17,606                17,606
   Capital surplus                                                                          13,000,271            13,000,271
   Retained earnings                                                                         7,048,448             5,943,052
   Less: Treasury stock at cost- 90,865 shares                                                (701,061)             (701,061)
   Accumulated other comprehensive income-net unrealized gain
     on available for sale securities (net of taxes)                                           895,438                15,314
                                                                                         -------------         -------------
                                             TOTAL SHAREHOLDERS' EQUITY                     20,260,702            18,275,182
                                                                                         -------------         -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 312,771,496         $ 270,475,563
                                                                                         =============         =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                                    Three Months                    Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                2002            2001            2002            2001
                                                                ----            ----            ----            ----
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                               $ 3,143,469     $ 3,397,084     $ 9,506,148     $10,602,293

   Interest and dividends on securities:
      Mortgage-backed                                           723,918         328,562       1,957,555         998,450
      US Treasury and other                                      97,876         227,336         439,108         989,096
      State & municipal securities                              169,566         133,096         444,053         151,437
      Corporate & other bonds                                        --          26,625          51,928          31,107
   Other interest income                                         58,990          41,693         103,918         255,599
                                                            -----------     -----------     -----------     -----------
                          TOTAL INTEREST INCOME               4,193,819       4,154,396      12,502,710      13,027,982
                                                            -----------     -----------     -----------     -----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                   128,842         148,818         372,889         410,554
      Money market                                              379,142         357,367       1,130,660       1,133,493
      Time certificates of deposit in denominations
          $100,000 or more                                      293,189         312,565         813,604         996,851
      Other time certificates of deposit                        874,349       1,095,886       2,597,537       3,569,276
                                                            -----------     -----------     -----------     -----------
                     TOTAL INTEREST ON DEPOSITS               1,675,522       1,914,636       4,914,690       6,110,174
                                                            -----------     -----------     -----------     -----------
   Interest on Federal Home Loan Bank advances                   98,678           6,147         341,578         383,068
   Interest on repurchase agreements                             75,755              --         193,394              --
                                                            -----------     -----------     -----------     -----------
                                TOTAL INTEREST EXPENSE        1,849,955       1,920,783       5,449,662       6,493,242
                                                            -----------     -----------     -----------     -----------
                            NET INTEREST INCOME               2,343,864       2,233,613       7,053,048       6,534,740
PROVISION FOR LOAN LOSSES                                        60,000          60,000         180,000         180,000
                                                            -----------     -----------     -----------     -----------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES               2,283,864       2,173,613       6,873,048       6,354,740
                                                            -----------     -----------     -----------     -----------
NONINTEREST INCOME
   Banking service charges and fees                             203,449         180,571         564,661         550,610
   Trust                                                        175,238         220,000         660,238         659,258
    Gains on the sales of available for sale securities         134,985              --         134,985           8,642
   Other                                                         94,290         121,580         433,802         312,371
                                                            -----------     -----------     -----------     -----------
                       TOTAL NONINTEREST INCOME                 607,962         522,151       1,793,686       1,530,881
                                                            -----------     -----------     -----------     -----------
NONINTEREST EXPENSE
   Salaries                                                     845,369         849,387       2,936,940       2,541,237
   Employee benefits                                            252,202         224,867         831,051         697,896
   Net occupancy                                                121,853         116,552         361,217         368,014
   Equipment                                                     79,467         100,306         244,372         323,024
   Legal fees                                                    40,424          28,020         143,201         125,847
   Directors fees                                                38,914          30,200         122,242         104,470
   Computer services                                            191,386         165,454         591,742         564,991
   Supplies                                                      35,670          44,296         128,621         138,448
   Commissions, services and fees                                34,090          47,837         184,032         136,609
   Postage                                                       26,547          28,039          85,439          88,899
   Advertising                                                   56,375          33,031         154,080         135,150
   OREO & non-performing loan expenses-net                       18,896           1,795          27,426          11,860
   Other                                                        258,803         245,231         776,012         898,735
                                                            -----------     -----------     -----------     -----------
                     TOTAL NONINTEREST EXPENSES               1,999,996       1,915,015       6,586,375       6,135,180
                                                            -----------     -----------     -----------     -----------

                     INCOME BEFORE INCOME TAXES                 891,830         780,749       2,080,359       1,750,441
PROVISION FOR INCOME TAXES                                      218,606         190,630         474,035         487,444
                                                            -----------     -----------     -----------     -----------
                                     NET INCOME             $   673,224     $   590,119     $ 1,606,324     $ 1,262,997
                                                            ===========     ===========     ===========     ===========
INCOME PER SHARE
                     BASIC NET INCOME PER SHARE             $      0.40     $      0.35     $      0.96     $      0.76
                                                            ===========     ===========     ===========     ===========
                   DILUTED NET INCOME PER SHARE             $      0.39     $      0.35     $      0.94     $      0.74
                                                            ===========     ===========     ===========     ===========

   Dividends Per Share                                      $      0.10     $      0.10     $      0.30     $      0.30
                                                            ===========     ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three months ended September 30,                                                2002           2001
                                                                                ----           ----

Net income                                                                    $673,224       $590,119
Unrealized holding gains on securities:
       Unrealized holding gains arising during the period, net of taxes        169,609        302,107
                                                                              --------       --------
Comprehensive income                                                          $842,833       $892,226
                                                                              ========       ========


Nine months ended September 30,                                                2002            2001
                                                                               ----            ----

Net income                                                                  $1,606,324     $1,262,997
Unrealized holding gains on securities:
       Unrealized holding gains arising during the period, net of taxes        880,124        474,431
                                                                            ----------     ----------
Comprehensive income                                                        $2,486,448     $1,737,428
                                                                            ==========     ==========



See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                              2002              2001
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  1,606,324      $  1,262,997
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                       420,346            (7,438)
       Provision for loan losses                                              180,000           180,000
       Depreciation and amortization                                          191,723           264,400
       Gains on sales of available for sale securities                       (134,985)           (8,642)
       Loss on the sales of repossessed assets                                  3,400            54,192
       Loss on disposals of bank premises and equipment                           354             2,579
       (Increase) decrease in accrued interest receivable                    (240,933)          166,442
       Increase in other assets                                               (70,046)         (474,227)
       Increase in cash surrender value of insurance                         (668,635)               --
       Decrease in deferred loan origination costs                            287,986           397,066
       Increase (decrease) in accrued expenses and other liabilities           90,268          (172,027)
                                                                         ------------      ------------
           Net cash  provided by operating activities                       1,665,802         1,665,342
                                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                      8,319,782         5,878,468
       Purchases                                                          (30,758,483)      (20,226,515)
       Proceeds from sales                                                         --         3,030,450
Available for sale US Treasury and other investment securities:
       Proceeds from maturity                                                      --        17,500,000
       Purchases                                                           (7,219,063)               --
       Proceeds from sales                                                 10,409,250         3,075,234
Available for sale State & municipal and other bonds
       Proceeds from maturity                                               2,008,000                --
       Purchases                                                           (5,038,985)      (13,520,948)
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                         84,359           617,877
Net (increase) decrease in loans                                           (6,136,932)        7,463,699
Proceeds from the sales of repossessed assets                                  86,450           343,551
Purchase of bank premises and equipment                                       (86,061)         (108,518)
Proceeds from sales of bank premises and equipment                             15,550             2,456
Purchase of Bank owned life insurance                                              --        (2,000,000)
Proceeds from the sales of foreclosed real estate                                  --            61,488
                                                                         ------------      ------------
       Net cash (used in) provided by investing activities                (28,316,133)        2,117,242
                                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and
  demand deposits                                                          20,568,384         5,002,335
Net increase in certificates of deposit                                    11,259,638        13,843,472
Net increase (decrease) in borrowings under Federal Home
  Loan Bank advances                                                        1,000,000       (25,000,000)
Net decrease in collateralized borrowings                                          --          (973,986)
Net increase in other borrowings                                            7,000,000                --
Dividends paid on common stock                                               (500,928)         (477,139)
                                                                         ------------      ------------

       Net cash provided by (used in) financing activities                 39,327,094        (7,605,318)
                                                                         ------------      ------------
       Net increase (decrease) in cash and cash equivalents                12,676,763        (3,822,734)

CASH AND CASH EQUIVALENTS, at beginning of period                           8,103,221        10,897,885
                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS, at end of period                              $ 20,779,984      $  7,075,151
                                                                         ============      ============
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
       Interest on deposits and borrowings                               $  5,550,786      $  6,179,475
                                                                         ============      ============
       Income taxes                                                      $    581,165      $    410,000
                                                                         ============      ============
Non-cash investing and financing activities:
       Transfer of loans to other real estate owned                      $         --      $     61,488
                                                                         ============      ============
       Transfer of loans to repossessed assets                           $     78,100      $    128,300
                                                                         ============      ============
       Accrued dividends declared                                        $    500,928      $    159,046
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

     These  financial   statements  of  the  Company  and  its  subsidiary  (the
     "Company")  reflect,  in  the  opinion  of  Management,   all  adjustments,
     consisting of only normal recurring adjustments, necessary for a fair presentation of their financial position and the results of their operations and their cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

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

     The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2002 and 2001. The 2001 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                             Three Months Ended
                                                             September 30, 2002
                                                             ------------------
                                                     Net                          Per Share
                                                   Income          Shares           Amount
                                                   ------          ------           ------
Basic Net Income Per Share
  Income available to common shareholders        $ 673,224        1,669,759        $   .40
                                                                                   =======
Effect of Dilutive Securities
  Options Outstanding                                   --           39,200

Diluted Net Income Per Share
  Income available to common shareholders
   plus assumed conversions                      ---------        ---------
                                                 $ 673,224        1,708,959        $   .39
                                                 =========        =========        =======

                                                             September  30, 2001
                                                             -------------------
                                                     Net                          Per Share
                                                   Income          Shares           Amount
                                                   ------          ------           ------
Basic Net Income Per Share
  Income available to common shareholders        $ 590,119        1,669,759        $   .35
                                                                                   =======
Effect of Dilutive Securities
  Options Outstanding                                   --           27,501

Diluted Net Income Per Share
  Income available to common shareholders
  plus assumed conversions                       ---------        ---------
                                                 $ 590,119        1,697,260        $   .35
                                                 =========        =========        =======

                                                              Nine Months Ended
                                                              September 30, 2002
                                                              ------------------
                                                     Net                            Per Share
                                                   Income            Shares           Amount
                                                   ------            ------           ------
Basic Net Income Per Share
  Income available to common shareholders         1,606,324         1,669,759        $   .96
                                                                                     =======

Effect of Dilutive Securities
  Options Outstanding                                    --            37,791

Diluted Net Income Per Share
  Income available to common shareholders
  plus assumed conversions                       ----------         ---------
                                                 $1,606,324         1,707,550        $   .94
                                                 ==========         =========        =======


                                                              September 30, 2001
                                                              ------------------
                                                     Net                            Per Share
                                                   Income            Shares           Amount
                                                   ------            ------           ------
Basic Net Income Per Share
  Income available to common shareholders        $1,262,997         1,669,759        $   .76
                                                                                     =======
Effect of Dilutive Securities
  Options Outstanding                                    --            26,329

Diluted Net Income Per Share
  Income available to common shareholders
       plus assumed conversions                  ----------         ---------
                                                 $1,262,997         1,696,088        $   .74
                                                 ==========         =========        =======


4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                         Three Months Ended
                                                                                         September 30, 2002
                                                                                         ------------------
                                                                              Before-Tax      Tax (Expense)       Net-of-Tax
                                                                                Amount           Benefit            Amount
                                                                                ------           -------            ------
Unrealized holding gains arising during the period                           $  391,968         $(133,269)        $ 258,699
Less: reclassification adjustment for amounts recognized in net income         (134,985)           45,895           (89,090)
                                                                             ----------         ----------        ---------
Unrealized holding gain on available for sale securities, net of taxes       $  256,983         $ (87,374)        $ 169,609
                                                                             ==========         ==========        =========

                                                                                         September 30, 2001
                                                                                         ------------------
                                                                              Before-Tax      Tax (Expense)       Net-of-Tax
                                                                                Amount           Benefit            Amount
                                                                                ------           -------            ------
Unrealized holding gains arising during the period                           $  457,737         $ (155,630)       $ 302,107
Less: reclassification adjustment for amounts recognized in net income               --                 --              ---
                                                                             ----------         ----------        ---------
Unrealized holding gain on available for sale securities, net of taxes       $  457,737         $ (155,630)       $ 302,107
                                                                             ==========         ==========        =========

                                                                                         Nine Months Ended
                                                                                         September 30, 2002
                                                                                         ------------------
                                                                              Before-Tax      Tax (Expense)       Net-of-Tax
                                                                                Amount           Benefit            Amount
                                                                                ------           -------            ------
Unrealized holding gains arising during the period                           $1,468,506         $ (499,292)       $ 969,214
Less: reclassification adjustment for amounts recognized in net income         (134,985)            45,895          (89,090)
                                                                             ----------         ----------        ---------
Unrealized holding gain on available for sale securities, net of taxes       $1,333,521         $ (453,397)       $ 880,124
                                                                             ==========         ==========        =========

                                                                                         September 30, 2001
                                                                                         ------------------
                                                                              Before-Tax      Tax (Expense)       Net-of-Tax
                                                                                Amount           Benefit            Amount
                                                                                ------           -------            ------
Unrealized holding gains arising during the period                           $  726,468         $ (246,333)       $ 480,135
Less: reclassification adjustment for amounts recognized in net income           (8,642)             2,938           (5,704)
                                                                             ----------         ----------        ---------
Unrealized holding gain on available for sale securities, net of taxes       $  717,826         $ (243,395)       $ 474,431
                                                                             ==========         ==========        =========

5. On March 28, 2002 the Company's Board of Directors approved the terms of an early retirement agreement with the President of the Company and the Bank. The agreement was finalized on April 2, 2002. As a result, the Company accrued approximately $348,000 of post-employment benefits during the quarter ended March 31, 2002 related to this agreement.

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of September 30, 2002 totaled $13,000,000. This amount includes advances of $5,000,000 at a rate of 2.53% due in October 2002, $1,000,000 at a rate of 2.57% due in January 2003, $5,000,000 at a rate of 3.23% due in October 2003 and $2,000,000 at a rate of 3.47% due in December 2003.

     As of September 30, 2002, the Bank had borrowings under repurchase agreements totaling $7,000,000. This amount includes $3,000,000 at a rate of 3.57% due January 2004 and $4,000,000 at a rate of 4.5% due January 2005.

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                   For the three months ended September 30,
                                                                       2002                        2001
                                                                       ----                        ----
Provision for income taxes at statutory Federal rate        $ 303,222       34%         $ 265,455         34%
Increase (decrease) resulting from:
   Tax exempt income                                          (90,125)     (11)           (85,012)       (11)
   Nondeductible interest expense                               5,743        1              7,312          1
   Other                                                         (234)      --              2,875         --
                                                             --------       --          ---------         --
Provision for income taxes                                   $218,606       24%         $ 190,630         24%
                                                             ========       ==          =========         ==

                                                                   For the nine months ended September 30,
                                                                       2002                        2001
                                                                       ----                        ----
Provision for income taxes at statutory Federal rate        $ 707,322       34%         $ 595,150        34%
Increase (decrease) resulting from:
   Tax exempt income                                         (248,651)     (14)          (124,332)       (4)
   Nondeductible interest expense                              15,364        1              7,837        --
   Other                                                           --       --              8,789          1
                                                            ---------     ----          ---------       ----
Provision for income taxes                                  $ 474,035       21%         $ 487,444         31%
                                                            =========     ====          =========       ====


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

As of September 30, 2002 the Company had total assets of $312,771,496, which was an increase of approximately $42.3 million or 15.6% from year-end 2001 total assets of $270,475,563. The increase in earning assets resulted primarily from increases in the securities portfolio, in Federal funds sold as well as from increases in the loan portfolio. This growth was funded primarily by increases in deposits as well as by some increases in borrowed funds.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of September 30, 2002 were $312,771,496, an increase of 15.6% or $42,295,933 from year-end 2001 assets of $270,475,563. The securities portfolio increased by $23.2 million over the year-end 2001 balance. Total securities were $85,412,312, an increase of 37.4% from the 2001 year-end balance of $62,169,012. The increased investment in securities, specifically in mortgaged-backed and state and municipal securities was an effort to prudently maximize the level of earning assets throughout the year. Net loans increased by $5,589,096 or 3.0% due to increases in residential and commercial mortgages as well as in commercial loans.

For the first nine months of 2002 securities increased by $23.2 million bringing the portfolio to $85,412,312. Purchases were comprised of state and municipal bonds and mortgage-backed securities. Management has evaluated the risks involving these investments as they pertain to liquidity and interest rate risk and believes that these purchases effectively address the Bank's liquidity, asset/liability and credit risk goals.

Net loans totaled $191,322,751 as of September 30, 2002, which was an increase of $5.6 million or 3.0% from the year-end 2001 balance. Residential and commercial mortgage loans increased by a total of $9,942,790. The growth in these loans is a result of customer refinancing due to lower rates as well as from a new emphasis on commercial lending. Management is promoting the Bank's ability to address the credit needs of small businesses in its market area. The installment loan portfolio decreased by $6,533,128 over the first nine months of the year. This decline is due to runoff in the portfolio due to the discontinuation of indirect dealer financing.

Cash and cash equivalents totaled $20,779,984, on September 30, 2002 compared to the December 31, 2001 balance of $8,103,221. The continued influx of deposits from non-banking sources has caused pressures from the standpoint of excess liquidity. This excess liquidity is shown as an increased investment in Federal funds sold of $10,550,000. Management is attempting to efficiently deploy these funds into the loan or investment portfolios or, if advisable, to pay off liabilities for borrowed money.

Bank-owned life insurance totaled $6,616,301 as of September 30, 2002. The value of this asset at year-end 2001 totaled $5,947,666. Increases in the cash surrender value of the policies for the first nine months of the year and the purchase of one additional policy are responsible for this increase. These policies were purchased in conjunction with funding employee benefits plans. The additional policy purchased during 2002 was made in order to add a new director and officer to the plan.

Total liabilities were $292,510,794, as of September 30, 2002, which is an increase of $40,310,413 or 16.0% from December 31, 2001. Deposits totaled $270,401,848, increasing by 13.3% from year-end 2001. Although all deposit products increased during the first nine months of the year, the largest increase was in money market deposits. These deposits increased by $16,506,821 or 30.8%. Savings and time certificates of deposit increased by $2,842,668 and $11,259,638 respectively. The uncertainties and volatilities in the stock market as well as a preference for liquidity, seems to have made traditional bank deposits more attractive to the consumer.

Strategies employed earlier in the year to lock in long term funding at current interest rates are reflected in the increase in Federal Home Loan borrowings and in borrowings under repurchase agreements, which increased by $1,000,000 and $7,000,000, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

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

Net income for the third calendar quarter of 2002 totaled $673,224 which is an increase of $83,105 or 14.1% from third quarter 2001 earnings of $590,119. Quarterly basic and fully diluted net income per share for 2002 were $.40 and $.39 per share, respectively, compared to $.35 per basic and diluted share for the same period in 2001.

Net Interest Income

Net interest income is comprised of the following for the three months ended September 30,

                                                      2002            2001
                                                      ----            ----

Interest and dividend income                       $ 4,193,819    $ 4,154,396
Tax-equivalent adjustments                              88,421         77,545
Interest expense                                    (1,849,955)    (1,920,783)
                                                    ----------    -----------
Net interest income (tax equivalent basis)          $2,432,285    $ 2,311,158
                                                    ==========    ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended September 30, 2002 and 2001. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three months ended September 30, 2002         Three months ended September 30, 2001
                                        --------------------------------------------------------------------------------------------
                                                              Interest                                    Interest
                                           Average             Earned/      Yield/        Average          Earned/       Yield/
                                           Balance              Paid         Rate         Balance            Paid         Rate
                                           -------              ----         ----         -------            ----         ----
Assets
Interest Earning Assets:
Loans                                   $ 192,030,000      $   3,144,173     6.55%     $ 183,632,000    $   3,398,144     7.40%
Investment Securities                      85,677,000          1,079,090     5.04%        48,804,000          792,106     6.49%
Other interest earning assets              14,102,000             58,977     1.67%         4,795,000           41,691     3.48%
                                        -------------      -------------               -------------    -------------
Total interest earning assets             291,809,000          4,282,240     5.87%       237,231,000        4,231,941     7.14%
                                                           -------------     ----                       -------------      ----
Allowance for loan losses                    (992,000)                                      (916,000)
Cash and due from banks                     8,701,000                                      8,150,000
Bank premises and equipment                 2,539,000                                      2,686,000
Net unrealized gain/loss on
  securities                                1,375,000                                        342,000
Foreclosed real estate                        300,000                                        303,000
Other assets                                8,857,000                                      9,053,000
                                        -------------                                  -------------
Total Average Assets                    $ 312,589,000                                  $ 256,849,000
                                        =============                                  =============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $  44,373,000            128,842     1.16%     $  42,822,000          148,818     1.39%
Money Market deposits                      72,430,000            379,142     2.09%        47,192,000          357,367     3.03%
Time deposits                             112,659,000          1,167,538     4.15%       107,040,000        1,408,451     5.26%
Borrowed funds                             20,829,000            174,433     3.35%           484,000            6,147     5.08%
                                        -------------      -------------               -------------    -------------
Total interest bearing liabilities        250,291,000          1,849,955     2.96%       197,538,000        1,920,783     3.89%
                                                           -------------     ----                       -------------      ----
Demand deposits                            40,939,000                                     40,642,000
Other liabilities                           1,409,000                                        713,000
Shareholders' Equity                       19,950,000                                     17,956,000
                                        -------------                                  -------------
Total liabilities and equity            $ 312,589,000                                  $ 256,849,000
                                        =============                                  =============

Net interest income                                        $   2,432,285                                $   2,311,158
                                                           =============                                =============
Net interest spread                                                          2.91%                                        3.25%
Net interest margin                                                          3.33%                                        3.90%

                                       11

RATE/VOLUME ANALYSIS

                                                           Three months ended
                                                       9/30/02 Compared to 9/30/01
                                                       Increase (Decrease) Due to
                                                       --------------------------
                                              Volume              Rate               Total
                                              ------              ----               -----
Interest earned on:
Loans                                       $ 150,319          ($404,290)          ($253,971)
Investment securities                         495,065           (208,081)            286,984
Other interest income                          47,784            (30,498)             17,286
                                            ---------          ---------           ---------
Total interest earning assets                 693,168           (642,869)             50,299
                                            ---------          ---------           ---------
Interest paid on:
Deposits                                      283,724           (522,838)           (239,114)
Borrowed money                                171,087             (2,801)            168,286
                                            ---------          ---------           ---------
Total interest bearing liabilities            454,811           (525,639)            (70,828)
                                            ---------          ---------           ---------
Increase in net interest income             $ 238,357          ($117,230)          $ 121,127
                                            =========          =========           =========

The $121,127 increase in the net interest income in the third quarter resulted in an increase of $238,357 in net interest income attributable to the higher volume of earning assets. Offsetting this additional net interest income was the effect of declining rates on interest earning assets reducing interest income to a larger degree than the corresponding decrease in interest expense. The reduction in net interest income due to reduced interest rates totaled $117,230 for the third quarter.

Tax-equivalent net interest income for the third quarter of 2002 increased $121,127 from the third quarter of 2001. The increase in net interest income is due to higher levels of earning assets. Average earning assets for the third quarter of 2002 totaled $292 million, an increase of 23.0% from the third quarter of 2001. Tax equivalent interest income attributed to the increased volume totaled $687,075, and resulted primarily from growth in the securities portfolio. The growth was funded by increases in borrowed money and money market deposits. Increased interest expense attributable to the growth in deposits and borrowings totaled $454,811. The net interest margin for the third quarter of 2002 decreased 57 basis points to 3.33%. This decline was caused by yields on earning assets, both in the securities and loan portfolios, repricing and originating at much lower rates than the corresponding deposits and borrowed money. Although the Company has been able to reduce costs on core deposits throughout the year, this reduction has not matched the declines in earning assets. From the third quarter of 2001, the cost of interest bearing liabilities decreased 93 basis points from 3.89% to 2.96%, whereas the yield on earning assets decreased 127 basis points, from 7.14% to 5.87%. Augmenting the decline in earning asset yield was the significant balance, $14.1 million, in Federal funds sold. Uncertainties in the markets have caused an influx of deposits, due to uncertain expectations for the economy and interest rates. Due to the uncertainties surrounding the tenure of such deposits, management was reluctant to invest those funds in longer-term higher yielding assets.

Provision for Loan Losses

The provision for loan losses for the third quarter of the year totaled $60,000, remaining the same as the provision from the third quarter of 2001. Uncertainty in the local economy and concern as to its recovery in the near future, is driving this level of provision and resultant loan loss allowance.

During the third quarter of 2002, the Company recorded net charge-offs of $40,861 compared to net charge-offs of $31,232 for the same period in 2001. The increase between periods relates to one commercial loan, offset by lower net charge-offs in the dealer loan program. Decreases in charge-offs related to the discontinued indirect dealer loan program are expected to continue as this portfolio of loans decreases and matures. (See "Allowance for Loan Losses").

Noninterest Income

Noninterest income for the third quarter of 2002 totaled $607,962, an increase of $85,811 or 16.4% from the $522,151 earned for the same period in 2001. Banking service charges and fees increased by $22,878 or 12.7% resulting from increases in fee revenue from ATM services, bill payment, overdraft charges and debit card interchange fees. Trust fees totaled $175,238 decreasing $44,762 or 20% from the third quarter of 2001. This decrease is the result of lower market values of assets managed by the Trust department, from which most of the trust fees are derived. Third quarter other noninterest income totaled $94,290, decreasing $27,290 from the third quarter of 2001. The majority of this decrease was due to the decline in income from the sale of non-deposit investment products. This income decreased by $16,852 due to lower sales resulting from market conditions and customer reluctance to risk principal. Income related to the increase in the cash surrender value of bank owned life insurance totaled $72,878 for the third quarter, decreasing $5,119 from the third quarter of 2001. This decrease is due to a slightly lower crediting rate expected to be earned on the policies this year due to the lower rate environment. Finally, during the third quarter of 2002 the available for sales securities portfolio was adjusted to take advantage of market opportunities as well as to reduce prepayment risk. This adjustment resulted in gains on sales totaling $134,985. There were no sales of securities during the third quarter of 2001.

Noninterest Expense

For the three months ended September 30, 2002, noninterest expense totaled $1,999,996, increasing $84,981 or 4.4% from the same period in 2001. Benefits costs increased by $27,335 due to increases in pension and group insurance expenses.

Third quarter equipment expense totaled $79,467, decreasing $20,839 from the same quarter of 2001. This decrease is due to lower depreciation expense related to computer equipment that is now fully depreciated. Costs for external computer services totaled $191,386, an increase of $25,932 from the third quarter of 2001. This increase was due to one-time vendor rebates, which reduced this expense during the third quarter of 2001. Advertising expense totaled $56,375 for the third quarter of 2002, which is an increase of $23,244 from the third quarter of 2001. This increase is due to advertising for personnel as well as to costs incurred for promotional events. Director expense totaled $38,914, which was an increase of $8,714 from the third quarter of 2001. The increase in these costs is due to additional board and committee meetings occurring during the quarter. OREO and non-performing loan expense totaled $18,896 for the quarter. Real estate taxes paid on OREO property during the quarter caused this increase.

Income Taxes

The provision for income taxes for the three month period ended September 30, 2002 totaled $218,606 which is an increase of 14.7% from the same period in 2001. This increase is the result of higher pretax income for the quarter. Pretax income for the third quarter of 2002 was 14.2% above the similar period in 2001. The effective tax rate for both periods is 24% reflecting a similar composition of taxable and nontaxable income.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Summary

Net income for the Company for the nine months ended September 30, 2002 totaled $1,606,324 increasing $343,327 or 27.2% from 2001 earnings of $1,262,997. Basic and diluted net income per share for the nine month period were $.96 and $.94 per share respectively. These results are 26.3% and 27.0% above 2001 levels of $.76 and $.74 for basic and diluted net income per share.

Net Interest Income

Net interest income is comprised of the following for the nine months ended September 30,

                                                                   2002                      2001
                                                                   ----                      ----
              Interest and dividend income                    $  12,502,710             $  13,027,982
              Tax-equivalent adjustments                            235,172                    84,808
              Interest expense                                   (5,449,662)               (6,493,242)
                                                              -------------             -------------
              Net interest income (tax equivalent basis)      $   7,288,220             $   6,619,548
                                                              =============             =============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 2002 and 2001. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Nine months ended September 30, 2002          Nine months ended September 30,  2001
                                        --------------------------------------------------------------------------------------------
                                                              Interest                                    Interest
                                           Average             Earned/      Yield/        Average          Earned/       Yield/
                                           Balance              Paid         Rate         Balance            Paid         Rate
                                           -------              ----         ----         -------            ----         ----
Assets
Interest Earning Assets:
Loans                                   $ 190,746,000      $   9,509,205     6.65%      $187,016,000    $  10,610,616      7.56%
Investment Securities                      81,035,000          3,124,782     5.14%        45,344,000        2,246,652      6.61%
Other interest earning assets               8,238,000            103,895     1.68%         8,065,000          255,522      4.22%
                                        -------------      -------------               -------------    -------------
Total interest earning assets             280,019,000         12,737,882     6.07%       240,425,000       13,112,790      7.27%
                                                           -------------     ----                       -------------      ----
Allowance for loan losses                    (970,000)                                      (920,000)
Cash and due from banks                     8,255,000                                      7,810,000
Bank premises and equipment                 2,563,000                                      2,742,000
Net unrealized gain/loss on
  securities                                  665,000                                        338,000
Foreclosed real estate                        300,000                                        301,000
Other assets                                8,917,000                                      7,549,000
                                        -------------                                  -------------
Total Average Assets                    $ 299,749,000                                  $ 258,245,000
                                        =============                                  =============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $  41,997,000            372,889     1.18%     $  39,178,000          410,554      1.40%
Money Market deposits                      67,324,000          1,130,660     2.24%        45,480,000        1,133,493      3.32%
Time deposits                             106,363,000          3,411,141     4.28%       108,388,000        4,566,127      5.62%
Borrowed funds                             23,225,000            534,972     3.07%         8,416,000          383,068      6.07%
                                        -------------      -------------               -------------    -------------
Total interest bearing liabilities        238,909,000          5,449,662     3.04%       201,462,000        6,493,242      4.30%
                                                           -------------     ----                       -------------      ----

Demand deposits                            40,207,000                                     38,290,000
Other liabilities                           1,519,000                                        823,000
Shareholders' Equity                       19,114,000                                     17,670,000
                                        -------------                                  -------------
Total liabilities and equity            $ 299,749,000                                  $ 258,245,000
                                        =============                                  =============

Net interest income                                        $   7,288,220                                $   6,619,548
                                                           =============                                =============
Net interest spread                                                          3.03%                                         2.97%
Net interest margin                                                          3.47%                                         3.67%

RATE/VOLUME ANALYSIS

                                                           Nine months ended
                                                      9/30/02 Compared to 9/30/01
                                                       Increase (Decrease) Due to
                                                       --------------------------

                                             Volume             Rate                Total
                                             ------             ----                -----

Interest earned on:
Loans                                     $   208,002        ($1,309,413)        ($1,101,411)
Investment securities                       1,462,454           (584,324)            878,130
Other interest income                           5,368           (156,995)           (151,627)
                                          -----------        -----------         -----------
Total interest earning assets               1,675,824         (2,050,732)           (374,908)
                                          -----------        -----------         -----------
Interest paid on:
Deposits                                      657,297         (1,852,781)         (1,195,484)
Borrowed money                                414,089           (262,185)             151,904
                                          -----------        -----------         -----------
Total interest bearing liabilities          1,071,386         (2,114,966)         (1,043,580)
                                          -----------        -----------         -----------
Increase in net interest income           $   604,438        $    64,234         $   668,672
                                          ===========        ===========         ===========

The $668,672 increase in the net interest income reflects increased income of $64,234 resulting from interest rate decreases in both interest earning assets and interest bearing liabilities, and an increase of $604,438 attributed to changes in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the first nine months of 2002 increased $668,672 or 10.1% from the same period in 2001. Average earning assets for the first nine months of 2002 increased by nearly $39 million or 16.5%. Purchases of government agency, mortgage-backed and state and municipal securities for the investment portfolio created the majority of the increase. Funding of the increased level of earning assets was through borrowed funds and money market deposits. Money market deposits increased over $21 million while the increase in borrowed funds totaled nearly $15 million. The increase in money market deposits is attributed to customer preference for the liquidity and safety to be derived from FDIC insured deposits in the current low interest rate and volatile stock market environments.

The net interest margin (net interest income divided by average earning assets) was 3.47% for the nine months ended September 30, 2002. The margin was down 20 basis points, from the 3.67% margin for the nine months ended September 30, 2001. The low interest rate environment has resulted in the yield on earning assets through September 30, 2002 declining by 120 basis points. This affected the interest rates earned on new earning assets as well as impacting repricing assets. Similarly, interest expense declined by 126 basis points. This decline is attributed to the overall decrease in interest rates, especially as it impacted the management of core deposit pricing. However, a lower percentage of funding through demand deposits for the first nine months of 2002 caused the decline in the net interest margin of 20 basis points.

Provision for Loan Losses

The provision for loan losses for the first nine months of the year totaled $180,000, which was the same amount provided for the first nine months of 2001. The provision for loan losses is determined quarterly based on management's assessment of the adequacy of the allowance for loan losses.

During the first nine months of 2002, the Company recorded net charge-offs of $139,543 compared to net charge-offs of $219,108 for the first nine months of 2001. Consumer loan charge-offs continue to be a significant portion of losses during 2002. Losses in consumer loans totaled 85% of net charge-offs. Losses in the commercial loan portfolio amounted to the remaining 15% of net charge-offs during the year. During the first nine months of 2001 all charge-offs were in the consumer loan portfolio.

Noninterest Income

Year to date noninterest income as of September 30, 2002 totaled $1,793,686, an increase of $262,805 or 17.2% from the same period in 2001. Other noninterest income totaled $433,802 for the first nine months of the year, which was an increase of $121,431 from the same period in 2001. The primary cause of this increase was income of $103,000 resulting from the sale of stock received as a result of the demutualization of Anthem Inc., the Bank's group insurance provider. Also contributing to the increase in noninterest income was $40,632 of additional income resulting from the increased investment in bank owned life insurance. Fees from sales of non-deposit investment products decreased by $45,632, the lack of consumer demands in such products reflects uncertainty in the markets. During the third quarter of 2002 the Bank's securities portfolio was modified to limit prepayment risk as well as to take advantage of market opportunities. This modification resulted in a gain on sale of securities totaling $134,985. Gains on sales of securities for the first nine months of 2001 totaled $8,642.

Noninterest Expense

As of September 30, 2002, nine-month noninterest expense totaled $6,586,375, an increase of 7.4% and $451,195 from the same period of 2001. A significant portion of the increase in noninterest expense is due to first quarter costs totaling $347,790 which related to the Early Retirement Agreement for the former President of the Company.

Salary and benefits costs totaled $3,767,991 increasing by 16.3% or $528,858 from the first nine months of 2001. As mentioned above, much of this increase was attributable to the early retirement agreement of the Company's former President and Chief Executive Officer. The remaining increase is due to salary adjustments and increased benefit costs, particularly in the areas of group insurance and pension. Equipment costs decreased by $78,652 due to lower depreciation expense on capitalized equipment and leasehold purchases. Many of these items were acquired within the last three to five years and within the last year have been fully depreciated. This reduction in depreciation expense is temporary as equipment is replaced over the next year. Commissions, services and fees expense increased by $47,423 or 34.7% due to reflecting costs for personnel placement fees and consulting fees. Other noninterest expense decreased by $122,723 or 13.7%. Much lower losses on the sale of repossessed assets account for much of this decrease. Losses on the sales of repossessed assets totaled $54,192 for the first nine months of 2001. Year-to-date losses through September 30, 2002 total $3,400. The lower level of losses is due to seasoning and runoff in the indirect dealer loan portfolio as well as to lower levels of delinquencies. Costs for computer consulting and software also contributed to the decrease in other noninterest expense. These costs for the first nine months of 2002 have decreased by 40.3% or $50,883 due to timing of software and hardware replacements and purchases. It is likely that these costs will increase during the fourth quarter of 2002.

Income Taxes

The provision for income taxes for the first nine months of 2002 totaled $474,035, decreasing by $13,409 from the same period in 2001. Despite a higher level of pretax income, increases in tax-exempt income from bank-owned life insurance and state and municipal investments reduced the tax expense to below the 2001 amount. The effective tax rate for the first nine months of 2002 was 21% compared to the rate of 31% for the first nine months of 2001.

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

As of September 30, 2002 the Company had $54,838,295 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments is anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At September 30, 2002, total shareholders' equity was $20,260,702 compared to $18,275,182 at December 31, 2001. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of September 30, 2002.


                                        Minimum
                                      Regulatory
                                    Capital Levels       The Company             The Bank
                                    --------------       -----------             --------
TIER 1:
  Leverage capital ratio                  4%                 6.20%                 6.19%

  Risk-based capital ratio                4%                10.75%                10.69%

  Total risk-based capital ratio          8%                11.30%                11.24%


ALLOWANCE FOR LOAN LOSSES

Management believes that the allowance for loan losses is adequate. Management's judgement in determining the adequacy of the allowance is inherently subjective and is based on an evaluation of the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of impaired loans, and other relevant factors. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary. Management annually obtains an independent assessment of the adequacy of its allowance for loan losses as well as to the credit quality of the loan portfolio from a third party loan review firm.

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at September 30, 2002. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At September 30, 2002, the allowance for loan losses was equivalent to 105% of non-accrual loans and 80% of total non-performing assets as compared with 107% of non-accrual loans and 80% of total non-performing assets at December 31, 2001.

Changes in the allowance for loan losses for the periods ended September 30, 2002 and 2001 are shown below:

                                                          Nine months ended September 30,
                                                            2002                  2001
                                                            ----                  ----

Balance at beginning of the year                        $   957,731           $   971,891
Provision for loan losses                                   180,000               180,000
Loans charged
off                                                        (172,325)             (269,794)
Recoveries of loans previously charged off                   32,782                50,686
                                                        -----------           -----------
Balance at end of period                                $   998,188           $   932,783
                                                        ===========           ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of September 30, 2002 and December 31, 2001.

                                                     September 30, 2002     December 31, 2001
                                                     ------------------     -----------------

Nonaccrual loans                                        $   947,529           $   895,180

Other real estate owned                                     300,000               300,000
                                                        -----------           -----------
Total nonperforming assets                              $ 1,247,529           $ 1,195,180
                                                        ===========           ===========
Loans past due in excess of 90 days and
  accruing interest                                     $    15,037           $     3,136
                                                        ===========           ===========


Potential Problem Loans

As of September 30, 2002, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

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

ITEM  3.  CONTROLS  AND  PROCEDURES  RELATED  TO  THE  DISCLOSURE  OF  FINANCIAL
INFORMATION

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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

Item 2.  Changes in Securities and Use of Proceeds - Not applicable

Item 3.  Defaults Upon Senior Securities - Not applicable- Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - None

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

10.2 1994 Stock Option Plan for Officers and Outside Directors as amended.

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

10.31 Early Retirement Agreement between Jerome J. Whalen and The First National Bank of Litchfield dated April 2, 2002. Exhibit is incorporated by reference to Exhibit 10.31 set forth in the Company's 10-QSB for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission May 14, 2002.

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


B.      Reports on Form 8-K

        The Company filed a Form 8-K on September 4, 2002 to report that the Company's Board of Directors declared a quarterly cash dividend of $ .10 per share to be paid on October 25, 2002 to shareholders of record as of September 6, 2002.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRST LITCHFIELD FINANCIAL CORPORATION


       Dated:   November 13, 2002           By: /s/ Joseph J. Greco
                                               ---------------------------------
                                               Joseph J. Greco, President and
                                               Chief Executive Officer


       Dated:  November 13, 2002            By: /s/ Carroll A. Pereira
                                               ---------------------------------
                                               Carroll A. Pereira, Treasurer
                                               (Principal Accounting Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph J. Greco, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Litchfield Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within thoseentities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:
     ----------------------------


By:
   ------------------------------
   Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Carroll A. Pereira, certify that:

2. I have reviewed this quarterly report on Form 10-QSB of First Litchfield Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:
     ----------------------------


By:
   ------------------------------
   Chief Financial Officer