Form 10KSB
FIRST LITCHFIELD FINANCIAL CORP
filed 2003-03-31
CIK 840886

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB



(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                            OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                         Commission file number 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                     06-1241321
_________________________________________           _______________________
(State or Other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)

    13 NORTH STREET, LITCHFIELD, CT                         06759
________________________________________            _______________________
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code       (860) 567-8752
                                                   __________________________

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

_______________________________        _________________________________________


_______________________________        ________________________________________


Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
________________________________________________________________________________
                                (Title of Class)

________________________________________________________________________________
                                (Title of Class)

         Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ______      ______


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.     $ 18,972,181
                                                         _____________________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)   $22,460,841
                            ______________

NOTE. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. March 17, 2003 - 1,782,247

         Transitional Small Business Disclosure Format (check one):

Yes           No    X
    _______     ________

                       DOCUMENTS INCORPORATED BY REFERENCE

         PART III. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003.

                                TABLE OF CONTENTS

PART I

         ITEM 1 - DESCRIPTION OF BUSINESS                                      1
         ITEM 2 - DESCRIPTION OF PROPERTY                                     10
         ITEM 3 - LEGAL PROCEEDINGS                                           10
         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS           11

PART II

         ITEM 5 - MARKET FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS                        11
         ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                    14
         ITEM 7 - FINANCIAL STATEMENTS                                        22
         ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE                    23

PART III

         ITEM  9 - DIRECTORS AND EXECUTIVE OFFICERS                           23
         ITEM 10 - EXECUTIVE COMPENSATION                                     23
         ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT                                         23
         ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             23
         ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K                           23
         ITEM 14 - CONTROLS AND PROCEDURES                                    26


SIGNATURES                                                                    27
__________

CERTIFICATIONS                                                                30
______________

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY

First Litchfield Financial Corporation, a Delaware corporation (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was formed in 1988 and has one banking subsidiary, The First National Bank of Litchfield (the "Bank"), a national banking association organized under the laws of the United States. The Bank and its predecessors have been in existence since 1814. The principal executive office of the Company is located at 13 North Street, Litchfield, CT 06759, and the telephone number is
(860) 567-8752. The Company owns all of the outstanding shares of the Bank. The Bank has two subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law.

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

The Bank's lending services include commercial, real estate, and consumer installment loans. Revenues from the Bank's lending activities constitute the largest component of the Bank's operating revenues. The loan portfolio constitutes the major earning asset of the Bank and offers the best alternative for maximizing interest spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit, which exceeds the authority of the loan officer, is forwarded to the loan committee for approval. The loan committee is composed of various experienced loan officers and Bank directors. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

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

The Bank introduces new products and services as permitted by the regulatory authorities or desired by the public. In 1996, the Bank opened a supermarket branch in Price Chopper in Torrington, Connecticut which is open seven days a week, with extended hours and features a 24 hour automated teller machine. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet (www.fnbl.com).( The Bank also offers PC banking and bill paying via the Internet at its Website. In March 2003, the bank opened a full service branch on Main Street in Torrington, Connecticut.

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

LENDING ACTIVITIES

The Bank's lending policy is designed to correspond with its mission of remaining a community-oriented bank. The loan policy sets forth accountability for lending functions in addition to standardizing the underwriting, credit and documentation procedures. The Bank's target market regarding lending is in the towns in which a Bank office is located and contiguous towns. The typical loan customer is an individual or small business, which has a deposit relationship with the Bank. The Bank strives to provide an appropriate mix in its loan portfolio of commercial loans and loans to individual consumers.

LOAN PORTFOLIO

The Bank's loan portfolio at December 31, 2002 - 1998 was comprised of the following categories:

                                                               (Dollar Amounts in Thousands)
                                                                      December 31,
                                       ------------------------------------------ -----------------------------
                                              2002           2001           2000            1999           1998
                                       -----------    -----------     ----------     -----------    -----------
Commercial                             $    10,531    $     7,153     $    8,136     $     8,064    $     4,804

Real Estate
              Construction                   9,994          5,348          5,427           7,090          5,716
              Residential                  123,393        123,684        119,215         115,392        112,859
              Commercial                    30,536         26,791         25,437          19,822         16,555

Installment                                 14,272         22,391         32,275          33,115         12,413

Others                                          51            367            476             123             91
                                       -----------    -----------     ----------     -----------    -----------
              Total Loans              $   188,777    $   185,734     $  190,966     $   183,606    $   152,438
                                       ===========    ===========     ==========     ===========    ===========

The following table reflects the maturity and sensitivities of the Bank's loan portfolio at December 31, 2002.


                                                  (Dollar Amounts in Thousands)
                                                   After one
                                     One Year     year through     Due after       Total
                                      or Less     Five Years      Five Years       Loans
                                  -----------     ----------     -----------    -----------
Commercial                        $     7,041     $    2,158     $     1,332    $    10,531

Real Estate
         Construction                   7,932          1,048           1,014          9,994
         Residential                   24,478         16,254          82,661        123,393
         Commercial                     1,165          5,541          23,830         30,536

Installment                             5,059          8,589             624         14,272

Others                                     --             --              51             51
                                  -----------     ----------     -----------    -----------

         Total Loans              $    45,675     $   33,590     $   109,512    $   188,777
                                  ===========     ==========     ===========    ===========

At  December  31, 2002 loans  maturing  after one year  included  approximately:
$100,186,000 in fixed rate loans; and $42,916,000 in variable rate loans.

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

At December 31, 2002 the carrying value of the Bank's investment portfolio was $78,744,846 or 26% of total assets. As of December 31, 2002 the balance of federal funds sold totaled $15,000,000.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2002 and 2001.

                                               (Dollar Amounts in Thousands)
                                         2002                           2001
                           ----------------------------     --------------------------
                               Amortized           Fair       Amortized           Fair
                                    Cost          Value            Cost          Value
                           --------------    ----------     -----------    -----------
Available-for-sale         $      77,087     $   78,542     $    61,837    $    61,861
Held-to-maturity                     203            212             308            319
                           -------------     ----------     -----------    -----------
                           $      77,290     $   78,754     $    62,145    $    62,180
                           =============     ==========     ===========    ===========

The following tables present the maturity distribution of investment securities at December 31, 2002, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security.


HELD-TO-MATURITY
                          (Dollar Amounts in Thousands)

                                            Over One        Over Five                                              Weighted
                           One Year          Through         Through      Over Ten             No                 Average
                            or Less       Five Years        Ten Years        Years       Maturity      Total        Yield
                           --------       ----------        ---------     --------      ---------      -----      -------
Mortgage-Backed Securities $     87        $    106         $    10            ---            ---    $   203        6.47%
                           ========        ========         =======       ========       ========    =======      =======

Weighted Average Yield        7.62%           5.30%           9.00%            ---            ---      6.47%          ---
                           ========        ========         =======       ========       ========    =======      =======

AVAILABLE-FOR-SALE (1)

                                            Over One        Over Five                                              Weighted
                           One Year          Through          Through     Over Ten             No                 Average
                            or Less       Five Years        Ten Years        Years       Maturity      Total        Yield
                           --------       ----------        ---------     --------      ---------      -----      -------
U.S. Agencies and
   Corporations            $  3,020        $  1,985         $   ---       $    ---            ---    $ 5,005        4.00%
State and Municipal             ---             ---          16,359            ---            ---     16,359        7.08%
Mortgage-Backed Securities   22,111          31,073           2,539            ---            ---     55,723        3.96%


Total                      $ 25,131        $ 33,058         $18,898       $    ---            ---    $77,087        4.62%
                           ========        ========         =======       ========       ========    =======      =======

Weighted Average Yield        4.10%           3.94%           6.51%            ---            ---      4.62%          ---
                           ========        ========         =======       ========       ========    =======      =======

Total Portfolio            $ 25,218        $ 33,164         $18,908       $    ---            ---    $77,290        4.62%
                           ========        ========         =======       ========       ========    =======      =======

Total Weighted Average
  Yield                       4.11%            3.94%           6.51%           ---            ---       4.62%         ---
                           ========        =========        ========      ========       ========    ========     =--====

(1) Dollars shown at amortized cost amounts.


DEPOSITS

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2002, 2001 and 2000.


                                                2002                          2001                           2000
                                 -----------------------------   ----------------------------  ----------------------------
                                        Average        Average        Average         Average        Average        Average
                                        Balance           Rate        Balance            Rate        Balance           Rate
                                 ------------------------------------------------------------------------------------------
Non-interest bearing
   demand deposits               $       40,402            ---   $     38,946             ---  $      35,849            ---

Money market deposits                    68,269          2.04%         46,348           3.17%         44,260          3.66%

Savings deposits                         42,785          1.12%         39,290           1.41%         36,797          1.42%

Time deposits                           107,987          4.18%        107,965           5.43%         86,944          5.60%
                                 ------------------------------------------------------------------------------------------

                  Total deposits $      259,443          2.46%   $    232,549           3.39%  $     203,850          3.44%
                                 ==========================================================================================


FIXED RATE CERTIFICATES OF DEPOSIT IN AMOUNTS OF $100,000 OR MORE AT DECEMBER 31, 2002 ARE SCHEDULED TO MATURE AS FOLLOWS:

                (Dollar Amounts in Thousands)
                -----------------------------
         Three months or less              $     10,973

         Over three, through six months           5,979

         Over six, through twelve months          2,466

         Over twelve months                      13,495
                                               --------

         Total                               $   32,913
                                             ==========

RETURN ON EQUITY AND ASSETS

The following table summarizes various operating ratios of the Company for the past three years:


                                                                           Years ended December 31,
                                                                  ----------------------------------------
                                                                   2002             2001              2000
                                                                   ----             ----              ----
Return on average total
assets (net income divided by average total assets)                .73%               .73%              .69%

Return on average shareholders' equity (net
income divided by average shareholders' equity)                  11.29              10.62             11.40

Equity to assets (average  shareholders' equity as a
percent of average total assets)                                  6.45               6.85              6.06

Dividend payout ratio                                            31.06              34.13             34.15



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

The Bank monitors the relationship between interest earning assets and interest bearing liabilities by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring the Bank's interest rate sensitivity "gap". An asset or liability is said to be interest rate-sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing liabilities maturing or repricing and the amount of interest-earning assets maturing or repricing for the same period of time. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to increase net interest income. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to adversely affect net interest income.

The information presented in the interest sensitivity table is based upon a combination of maturities, call provisions, repricing frequencies, prepayment patterns and Management's judgment. The distribution of variable rate assets and liabilities is based upon the repricing interval of the instrument. Management estimates that less than 20% of savings products are sensitive to interest rate changes based upon analysis of historic and industry data for these types of accounts.

The following table summarizes the repricing schedule for the Bank's assets and liabilities and provides an analysis of the Bank's periodic and cumulative GAP positions.


                                                           (Dollar Amounts in Thousands)
                                                              As of December 31, 2002
                                                                  Repriced Within
                                             -----------------------------------------------------------
                                               Under 3         4 to 12            1 to 5          Over 5
                                                Months          Months             Years           Years
                                             ---------        --------          --------       ---------
Securities available-for-sale                $   9,957        $ 35,576          $ 15,195       $  16,359
Securities held-to-maturity                         21             131                41              10
Loan Portfolio                                  42,600          31,929            52,666          61,582
Other                                           15,000             ---               ---           2,472
                                             ---------        --------          --------       ---------
Total interest earning assets                   67,578          67,636            67,902          80,423

Interest-bearing liabilities
  Money Market                                  11,702             ---               ---          58,347
   Savings                                         ---             ---               ---          46,664
   Time                                         31,354          32,234            45,643             ---
                                             --------         -------           --------             ---
Total interest-bearing deposits                 43,056          32,234            45,643         105,011

Borrowed funds                                   1,000           7,000             7,000             ---
                                             --------         --------          --------       ---------
Total interest-bearing liabilities              44,056          39,234            52,643         105,011

Periodic gap                                 $  23,522          28,402          $ 15,259       $ (24,588)
                                             =========        ========          ========       =========

Cumulative gap                               $  23,522        $ 51,924          $ 67,183       $ 42,595
                                             =========        ========          ========       =========

Cumulative gap as a percentage of
   total earning assets                           8.30%          18.31%            23.69%          15.02%
                                             =========        ========          ========       =========

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

The FRB requires the Company to maintain certain levels of capital. See "Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

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

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

Transactions between the Company, the Bank and any future subsidiaries of the Company are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

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

The following table presents the capital ratios for the Company and the Bank as of December 31, 2002:

                                                                        Minimum
                                 Company's        The Bank's         Regulatory
                                     Ratio             Ratio      Capital Level
                                     -----             -----      -------------
RISK-BASED CAPITAL RATIO:

               Total Capital.       12.12%            11.81%                 8%
               Tier 1 Capital.      11.54%            11.24%                 4%

TIER 1 LEVERAGE CAPITAL RATIO:       6.53%             6.39%                 4%

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

                  "Significantly Undercapitalized":

                           Total  risk-based   capital  less  than  6%;  Tier  1
                           risk-based capital less than 3%; or Leverage ratio less than 3%.

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

The Company's ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Company. The ability of the bank to pay dividends is subject to restrictions set forth in the National Banking Act and regulations of the OCC. See "Market For Common Equity and Related Stockholder Matters" herein.

Additionally, a bank may not make any capital distribution, including the payment of dividends, if, after making such distribution, the bank would be in any of the "under- capitalized" categories under the OCC's Prompt Corrective Action regulations.

The OCC also has the authority to prohibit the Bank from engaging in business practices which the OCC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the OCC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and therefore prohibit such payment.

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

The GRAMM-LEACH-BLILEY FINANCIAL SERVICES MODERNIZATION ACT OF 1999, provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies are subject to oversight by the FRB, in addition to other regulatory agencies. Under the financial holding company structure, banks have the ability to purchase or establish broker/dealer subsidiaries, as well as the option to purchase insurance companies. Additionally, securities and insurance firms are permitted to purchase full-service banks.

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

The impact that the Gramm-Leach-Bliley Act is likely to have on the Bank and the Company remains difficult to predict. To date the impact has been minimal. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.

IMPACT OF MONETARY POLICIES

Banking is a business, which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by a bank on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank's net earnings.

EMPLOYEES

The Company, the Bank and its subsidiaries employ 76 full-time employees and 10 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and non-financial institutions (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

During the year ended December 31, 2002, the net rental expenses paid by the Bank for all of its office properties were approximately $110,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank, but does not include Other Real Estate Owned.


                                                              Owned               Lease
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

Marble Dale                   Route 202                  Leased                  2005 with one
                              Marble Dale, CT                                    3 year extension

Washington Depot              Bryan Plaza                Owned since 1959
                              Washington Depot, CT

Goshen                        Routes 4 & 63              Owned since 1989
                              Goshen, CT

Roxbury                       Route 67                   Leased                  2004 with one 5 year
                              Roxbury, CT                                        extension

Torrington                    990 Torringford Street     Leased                  2006 with one 5 year
                              Torrington, CT                                     extension

Trust Department              40 West Street             Owned since 1996
                              Old Borough Firehouse
                              Litchfield, CT

Accounting                    15 Meadow Street           Leased                  2005
Department                    Litchfield, CT

Torrington, North             397 Main Street            Leased                  2007 with option
                              Torrington, CT                                     to purchase


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL. As of March 10, 2003, there were 1,782,247 shares issued and outstanding, which were held by approximately 423 shareholders of record.

The  following   information,   provided  by  Fahnestock  and  Co.,  sets  forth
transactions in the Company's Common Stock of each quarter of the two most recently completed fiscal years:

2001                                  High/Low
                                   ---------------
First Quarter................      $12.00  $ 10.50
Second Quarter.............         12.13    12.00
Third Quarter...............        12.38    12.06
Fourth Quarter..............        12.50    12.15


2002                                     High/Low
                                   ---------------
First Quarter................      $14.29  $ 12.62
Second Quarter.............         15.24    13.10
Third Quarter...............        15.24    14.19
Fourth Quarter..............        15.71    14.05

In January 2001, the Company's Board of Directors approved a 50,000 share Common Stock buyback program. The Company did not redeem any outstanding Common Stock in connection with this program, and the program expired in January 2002. DIVIDENDS

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 2000, 2001 and 2002, the Company declared cash dividends of .40 cents per share and stock dividends of 5.00%.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half-year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years, less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 2002, approximately $4,115,000, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

RECENT SALES OF UNREGISTERED SECURITIES

In the past three years, the Company has issued the following securities pursuant to the purchasers' exercise of options in accordance with the Company's stock option plans for executive officers and outside directors.


(a) In February 2000, the Company issued 29,997 shares of common stock to the Company's President and Chief Executive Officer, Jerome J. Whalen in exchange for an aggregate consideration of $162,283.77 ($5.41/share).

All of the above transactions were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2), as they were transactions by an issuer not involving any public offering.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2002.



                                            Equity Compensation Plan Information

-------------------------------------- ------------------ ------------------------------- ------------------------------
            Plan Category                  Number of        Weighted average exercise         Number of securities
                                       securities to be   price of outstanding options,      remaining available for
                                          issued upon          warrants and rights               future issuance
                                          exercise of                                             under equity
                                          outstanding                                             compensation
                                           options,                                             plans (excluding
                                         warrants and                                              securities
                                            rights                                           reflected in column (a))
-------------------------------------- ------------------ ------------------------------- ------------------------------
                                              (a)                      (b)                             (c)
-------------------------------------- ------------------ ------------------------------- ------------------------------
 Equity compensation plans approved        93,775(1)                  $9.82                             0
           by shareholders
-------------------------------------- ------------------ ------------------------------- ------------------------------
    Equity compensation plans not             N/A                      N/A                             N/A
      approved by shareholders
-------------------------------------- ------------------ ------------------------------- ------------------------------
                Total                       93,775                    $9.82                            N/A
-------------------------------------- ------------------ ------------------------------- ------------------------------

(1) A stock option plan for officers and outside directors was approved by shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.


                      SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Form 10-KSB. The selected balance sheet and income statement data as of and for the years ended December 31, 2002 and 2001, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-KSB. The balance sheet and income statement data as of and for the years ended December 31, 2000, 1999, and 1998, are derived from audited consolidated financial statements of the Company not included herein.


                                                            At or For the Year ended December 31,

                                                 2002            2001           2000           1999            1998
                                         ------------   -------------   ------------   ------------    ------------
INCOME STATEMENT DATA
Interest Income                         $  16,565,818  $   17,134,418  $  18,679,707  $  16,057,243  $   14,884,143
Interest Expense                            7,056,830       8,342,466      9,659,057      7,332,539       7,114,181
Net Interest Income                         9,508,988       8,791,952      9,020,650      8,724,704       7,769,962
Other Income                                2,406,363       2,242,073      1,874,700      1,389,362       1,409,302
Noninterest Expense                         8,825,163       8,193,263      8,092,630      7,428,330       6,550,248
Income Before Income Taxes                  2,825,188       2,600,762      2,622,720      2,565,736       2,509,016
Income Taxes                                  629,479         705,520        820,077        810,311         972,717
Net Income                                  2,195,709       1,895,242      1,802,643      1,755,425       1,536,299

BALANCE SHEET DATA
Total Loans and Loans Held for Sale       189,161,657     185,733,980    190,966,246    183,606,128     152,438,033
Allowance for Loan Losses                   1,011,052         957,731        971,891     1,014,522        1,013,949
Total Investment Securities                78,744,846      62,169,012     49,348,551     46,889,333      48,315,612
Total Assets                              306,803,031     270,475,563    264,827,542    255,973,790     215,337,558
Total Deposits                            268,681,943     238,573,826    217,279,356    197,232,782     194,941,472
Total Borrowings                           15,000,000      12,000,000     28,973,986     42,560,227       5,270,268
Total Liabilities                         285,803,815     252,200,381    247,807,784    241,047,581     201,026,182
Shareholders' Equity                       20,999,216      18,275,182     17,019,758     14,926,209      14,311,376


SELECTED RATIOS AND
PER SHARE DATA

Return on Average Assets                         .73%            .73%           .69%           .75%            .74%
Return on Average Equity                       11.29%          10.62%         11.40%         11.92%          11.25%
Basic Net Income Per Share (1)          $       1.25    $       1.08     $      1.03    $      1.02    $       .90
Diluted Net Income Per Share (1)                1.22            1.06            1.01            .97            .85
Price Per Share(1)                             15.13           13.78           11.76          17.75          18.50
Book Value Per Share                           11.82           10.94           10.70          10.05           9.70
Dividends Declared:
    Cash                                $        .40    $        .40     $       .40    $       .40    $       .40
    Stock                                       5.00%           5.00%          5.00%          5.00%         155.00%
Cash Dividend Yield                             2.64%           2.90%          3.40%          2.25%           2.16%


(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of financial condition and results of operations of the Company on a consolidated basis for the two years ended December 31, 2002 and 2001. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

Total assets as of December 31, 2002 were $306,803,031, an increase of $36,327,468 or 13.4% from year-end 2001 total assets of $270,475,563.

The growth in assets was due to increases in the securities portfolio as well as in cash equivalents. The securities portfolio totaled $78,744,846 as of December 31, 2002, which was an increase of $16,575,834 or 26.7%. This growth was a result of management's objective to maximize earning assets while experiencing low growth and runoff in the loan portfolio. The increase in investments was in tax-exempt state and municipal securities and in mortgage-backed securities. Also, US Treasuries and agency bonds which matured during the year were not reinvested into similar securities, which resulted in the 36.5% decrease in those securities from year-end 2001.

The loan portfolio as of December 31, 2002 totaled $188,363,103. The portfolio increased minimally, by 1.4% or $2,629,448 from December 31, 2001. The marginal growth was due to the impact of the runoff in the installment loan portfolio, which decreased by $8,119,963 or 36.3% from the previous year-end. This was the result of the decision during 2000 to suspend lending related to indirect dealer financing of vehicles and boats. Growth in commercial mortgages, commercial loans and construction mortgages offset that decrease. As of December 31, 2002, commercial mortgages totaled $30,535,812, an increase of 14.0% over 2001. Commercial loans totaled $10,531,171 at year-end, which was an increase of $3,378,448 or 47.2% from the December 31, 2001 balance. Construction mortgages totaled $9,993,398 as of December 31, 2002, an increase of 86.9% from December 31, 2001. Management attributes the growth in these products to its ability to meet those product demands of the market, which require special attention and service. As a result of the low interest rate environment, during 2002, the residential mortgage portfolio experienced extremely high levels of refinancing and payoffs. Although there was a marginal decline, the Company was able to withstand the intense competition among banks and non-banks without sacrificing credit quality and interest rate risk.

Cash and cash equivalents totaled $23,763,736 as of December 31, 2002, increasing by $15,660,515 or 193.3% compared to the balance of $8,103,221 as of December 31, 2001. A continued inflow of deposits during the fourth quarter created excess liquidity totaling $15,000,000, which was temporarily invested in Federal Funds Sold.

Net premises and equipment totaled $2,580,616 as of year-end 2002, which was a decrease of $34,539 from the year-end 2001 balance. The net result of depreciation and amortization of bank premises and equipment totaling $254,383 was nearly offset by additions of bank premises and equipment totaling $220,196.

During 2002, the Company purchased additional bank-owned life insurance policies of $660,000. Such policies, through increases of their cash surrender value, are expected to provide the Company with tax deferred appreciation and are used in conjunction with the long-term incentive compensation plan and other benefit plans for employees. These additional policies were purchased in order to include additional individuals in the long-term incentive compensation plans.

Total liabilities were $285,803,815 as of December 31, 2002, an increase of $33,603,434 or 13.3% from the December 31, 2001 balance of $252,200,381.

Deposits as of December 31, 2002 were $268,681,943, an increase of $30,108,117 or 12.6% over the year-end 2001 balance. For the third successive year, growth was experienced in all deposit products. Since 1998 total deposits have increased at a compounded rate of 8.4%. During 2002, demand deposits increased by 10.4% or 4,017,569. The increase in savings deposits was a similar 10.3% with savings deposits totaling $46,663,585 at year-end. The largest deposit growth relates to money market deposits, which increased by $16,504,586 or 30.8% to the year-end 2002 balance of $70,048,999. Growth in the money market deposits, and also in all deposit products, is viewed as the result of customer preference to FDIC insured investments as well as a caution against longer term deposits in the low interest rate environment. Experiencing the lowest growth was time certificates of deposit, both those over $100,000 and under $100,000, which increased by $5,226,381 or 5.0% from the year-end 2001 amount. Again, consumer aversion to longer-term deposits due to the low interest rate environment has caused the more liquid money market and short-term certificates to be the preferred deposit choice.

Federal Home Loan Bank advances totaled $8,000,000 as of December 31, 2002. These advances decreased from the December 31, 2001 total of $12,000,000. In anticipation of rising interest rates, management structured fixed rate borrowings with the FHLB as well as through borrowings under repurchase agreements. As of December 31, 2002 borrowings under repurchase agreements totaled $7,000,000. This combination of funding, along with the aforementioned deposit growth resulted in the decline in the FHLB advances.


RESULTS OF OPERATIONS

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year ended December 31, 2002, was $2,195,709, which was an increase of $300,467 or 15.9% compared to 2001 net income of $1,895,242. Diluted net income per share amounted to $1.22 increasing from $1.06 per share in 2001. Basic net income per share was $1.25 increasing from $1.08 per share in 2001. The improved earnings are primarily due to the increase in net interest income. Increased income from non-interest sources such as trust fees, deposit service charges and increases in the cash surrender value of bank-owned life insurance also contributed to this growth. Increases in noninterest expense, particularly those related to the nonrecurring costs, offset some of the improvement in earnings. Additionally, tax savings related to tax-exempt income from investments in state and municipal securities, as well as income from increases in the cash surrender value of bank-owned life insurance, resulted in a lower Federal income tax provision for 2002.

NET INTEREST INCOME

Net interest income for the year ended December 31, 2002 totaled $9,508,988, an increase of $717,036 or 8.2% from the 2001 total of $8,791,952. The increase in average earning assets as well as the changes in rates earned and paid on assets and liabilities, are directly responsible for the increase in net interest income. Average earning assets, which represent the Company's balance in loans and investment securities, increased $39,407,000, from $241,984,000 in 2001 to $281,391,000 in 2002. As shown below, the net interest margin decreased to 3.50% compared to the 3.70% margin for 2001. Although the net interest spread actually improved between years, the softening in the net interest margin is due a decrease in the level of the demand deposits when compared to all funding sources. Specifically, demand deposits contributed to 14.4% of funding where the previous year it contributed 15.8%.

                                                     2002                2001
                                           --------------      --------------
Interest and dividend income                $  16,565,818       $  17,134,418
Tax-equivalent adjustment                         337,872             156,428
Interest expense                               (7,056,830)         (8,342,466)
                                           --------------      --------------
Net interest income                         $   9,846,860       $   8,948,380
                                           ==============      ==============


The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2002 and 2001. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL


                                                          2002                                           2001
                                       -----------------------------------------        ---------------------------------------

                                                            Interest                                       Interest
                                            Average         Earned/       Yield/          Average           Earned/
                                            Balance            Paid         Rate          Balance              Paid        Rate
                                   ----------------   -------------     --------  ---------------    --------------     -------
ASSETS
Interest Earning Assets:
Loans receivable                   $   191,027,000    $ 12,615,661      6.60%    $   186,519,000       $13,947,432      7.48%
Securities                              81,658,000        4,149,634      5.08          49,001,000         3,078,466      6.28
Federal funds sold                       8,706,000          138,395      1.59           6,464,000           264,948      4.10
                                   ---------------    -------------               ---------------      ------------
Total interest earning assets          281,391,000       16,903,690      6.01         241,984,000        17,290,846      7.15

Allowance for loan losses                 (978,000)                                      (927,000)
Cash & due from banks                    8,489,000                                      7,952,000
Bank premises and equipment              2,553,000                                      2,717,000
Net unrealized gain on securities          823,000                                        410,000
Foreclosed real estate                     300,000                                        301,000
Other assets                             8,977,000                                      7,930,000
                                   ---------------                                 --------------

Total Average Assets               $   301,555,000                                $   260,367,000
                                   ===============                                ===============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                   $    42,785,000    $     479,399      1.12%    $    39,290,000      $    554,166      1.41%
Money market deposits                   68,269,000        1,390,838      2.04          46,348,000         1,467,407      3.17
Time deposits                          107,987,000        4,512,287      4.18         107,965,000         5,857,953      5.43
Borrowed funds                          21,193,000          674,306      3.18           9,018,000           462,940      5.13
                                   ---------------     ------------               ---------------      ------------
Total interest bearing liabilities     240,234,000        7,056,830      2.94         202,621,000         8,342,466      4.12
Demand deposits                         40,402,000                                     38,946,000
Other liabilities                        1,478,000                                        954,000
Shareholders' Equity                    19,441,000                                     17,846,000
                                   ---------------                                     ----------

Total Liabilities and Equity       $   301,555,000                                $   260,367,000
                                   ===============                                ===============

Net Interest Income                                   $   9,846,860                                    $  8,948,380
                                                      =============                                    ============
Net interest spread                                                      3.07%                                           3.03%
                                                                        =====                                           =====
Net interest margin                                                      3.50%                                           3.70%
                                                                        =====                                           =====


RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2002 when compared to the year ended December 31, 2001 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

Tax equivalent net interest income for 2002 increased $898,480 or 10.0% from the same period in 2001. Average earning assets for 2002 increased by over $39 million or 16.3%. Purchases of government agency, mortgage-backed and state and municipal securities for the investment portfolio created the majority of the increase. Funding of the increased level of earning assets was through borrowed funds and money market deposits. Money market deposits increased $22 million while the increase in borrowed funds totaled $12 million. The increase in money market deposits is attributed to customer preference for the liquidity and safety to be derived from FDIC insured deposits in the current low interest rate and volatile stock market environments.

The net interest margin (net interest income divided by average earning assets) was 3.50% for 2002. The margin was down 20 basis points, from the 3.70% margin for 2001. The low interest rate environment has resulted in the 2002 yield on earning assets declining by 114 basis points. This affected the interest rates earned on new earning assets as well as impacted repricing assets. Similarly, interest expense declined by 118 basis points. This decline is attributed to the overall decrease in interest rates, especially as it impacted the management of core deposit pricing. However, a lower percentage of funding through demand deposits during 2002 was the primary cause of the decline in the net interest margin of 20 basis points.

                                                                            2002 COMPARED TO 2001
                                                                          INCREASE (DECREASE) DUE TO

                                                             Volume              Rate              Total
                                                             ------         ------------     -------------
Interest earned on:
Loans                                                     $    330,346     ($  1,662,117)   ($  1,331,771)
Investment Securities                                        1,746,929          (675,761)       1,071,168
Other Interest Income                                           71,550          (198,103)        (126,553)
                                                          ------------      ------------     -------------
Total interest earning assets                                2,148,825        (2,535,981)        (387,156)
                                                          ------------      ------------      ------------

Interest paid on:
Deposits                                                       942,302        (2,439,304)      (1,497,002)
Borrowed money                                                 439,592          (228,226)         211,366
                                                          ------------      ------------     -------------
Total interest bearing liabilities                           1,381,894        (2,667,530)      (1,285,636)
                                                          ------------      ------------     -------------
Increase in net interest income                           $    766,931      $   131,549      $    898,480
                                                          ============      ============      ============

The $898,480 increase in net interest income reflects increased income of $131,549 resulting from interest rate decreases in both interest earning assets and interest bearing liabilities, and an increase of $766,931 attributed to changes in the volume of average interest earning assets and interest bearing liabilities.

NONINTEREST INCOME

Noninterest income for 2002 totaled $2,406,363, increasing $164,290, or 7.3% from 2001 noninterest income of $2,242,073. Fees from trust services totaled $956,452, increasing by $43,746 or 4.8% from 2001 trust fees. This increase resulted from the continued implementation of the revised fee schedules and income from estate settlements. These increases offset declines in fees resulting from depressed market values of assets under management. During both 2002 and 2001, certain available for sale securities were sold with an overall strategy to realign the investment portfolio to maintain future yields and limit prepayment risk. These actions resulted in a gain on the sale of securities totaling $134,985 and $148,090 for the years ended December 31, 2002 and 2001, respectively. Other noninterest income totaled $558,829 for 2002, which was an increase of $124,354, or 28.6% from 2001. This increase is due to income of $103,000 resulting from the sale of stock received as a result of the demutualization of Anthem Inc., the Bank's group insurance provider. Also contributing to the increase in noninterest income was $61,914 of additional income resulting from the increased investment in bank-owned life insurance.

NONINTEREST EXPENSE

Noninterest expense totaled $8,825,163, increasing $631,900 or 7.7% from 2001 noninterest expense of $8,193,263. Salary and benefits costs increased due to first quarter costs totaling $347,790 which related to the Early Retirement Agreement for the former President of the Company and normal annual salary and benefits adjustments. Cost containment during the year kept most other noninterest expenses close to, or below, the 2001 levels.

Salary and benefits costs totaled $4,983,656, increasing by 14.7% or $637,230 from 2001. As mentioned above, much of this increase was attributable to the Early Retirement Agreement of the Company's former President and Chief Executive Officer. The remaining increase is due to salary adjustments and increased benefit costs, particularly in the areas of group insurance and pension. Increases in legal fees are also attributable to the Early Retirement Agreement as well as to other corporate initiatives such as the new branch and the new data processing and retail investment contracts. Equipment costs decreased by $87,218 due to lower depreciation expense on capitalized equipment and leasehold purchases. Many of these assets were acquired within the last three to five years and within the last year have been fully depreciated. This reduction in depreciation expense is temporary as equipment is replaced over the next year. Commissions, services and fees expense increased by $36,160, reflecting costs for personnel placement fees and consulting fees. Other noninterest expense decreased by $70,885 due mostly to lower losses on the sale of repossessed assets. Costs for computer consulting and software also contributed to the decrease in other noninterest expense.

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND OTHER REAL ESTATE OWNED

The Bank's non-accrual loans, other real estate owned and loans past due in excess of ninety days and accruing interest at December 31, 1998 through 2002 are presented below.


                                                                       December 31,
                                                 2002             2001            2000              1999             1998
                                         ------------     ------------    ------------      ------------     ------------
Non-accrual loans                        $  1,487,475     $    895,180    $    781,170      $  1,076,417     $  1,168,159
Other real estate owned                       300,000          300,000         300,000               ---              ---
                                         ------------     ------------    ------------      ------------     ------------
Total non-performing assets                $1,787,475       $1,195,180    $  1,081,170      $  1,076,417     $  1,168,159
                                         ============     ============    ============      ============     ============

Loans past due in excess of
    ninety days and accruing interest    $     56,729     $      3,136    $        ---      $     33,441     $     14,239
                                         ============     ============    ============      ============     ============

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest, or when, in the judgment of management, collectibility of the loan or loan interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payments are received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued when the value of the loan's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan, and the loan is in the process of collection. A non-accrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as reduction of interest rates or deferral of interest or principal payments, due to the borrower's financial condition. OREO is comprised of properties acquired through foreclosure proceedings and acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value through a direct charge against the allowance for loan losses which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of income.

Restructured loans on non-accrual status are included in the table above. As of December 31, 2002, there were no restructured loans considered performing.

Had the non-accrual loans performed in accordance with their original terms, gross interest income for the year ended December 31, 2002 would have increased by approximately $80,000 compared to approximately $71,000 for the twelve months ended December 31, 2001.

The Bank utilizes a loan review and rating process which classifies loans according to the Bank's uniform classification system in order to identify potential problem loans at an early stage, alleviate weaknesses in the Bank's lending policies, oversee the individual loan rating system and ensure compliance with the Bank's underwriting, documentation, compliance and administrative policies. Loans included in this process are considered by management as being in need of special attention because of some deficiency related to the credit or documentation, but which are still considered collectable and performing. Such attention is intended to act as a preventative measure and thereby avoid more serious problems in the future.

The Bank considers all non-accrual loans, other loans past due 90 days or more based on contractual terms, and restructured loans to be impaired. A loan is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured using (1) the present value of expected future cash flows of the impaired loan discounted at the loan's original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral of a collateral-dependent loan. When a loan has been deemed to have impairment, a valuation allowance is established for the amount of impairment.

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, the Bank has made a number of estimates and assumptions relating to the reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Bank's only critical accounting policy, which is the policy that is most important to the portrayal of the Bank's financial results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at December 31, 2002. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

The following table summarizes the Bank's OREO, past due and non-accrual loans, and non-performing assets as of December 31, 2002, 2001 and 2000.

                                                                                                                  December 31,

                                                                                  2002                 2001               2000
                                                                           -----------         ------------        -----------
Non-accrual loans                                                         $  1,487,475         $    895,180        $   781,170
Other real estate owned                                                        300,000              300,000            300,000
                                                                           -----------         ------------        -----------
Total non-performing assets                                               $  1,787,475         $  1,195,180        $ 1,081,170
                                                                          ============         ============        ===========
Loans past due in excess of ninety days and accruing interest             $     56,729         $      3,136        $       ---
                                                                          ============         ============        ===========
Ratio of non-performing assets to total loans and OREO                            .95%                 .64%               .57%
Ratio of non-performing assets and loans past due in excess
   of ninety days accruing interest to total loans and OREO                       .98%                 .64%               .57%
Ratio of allowance for loan losses to total loans                                 .54%                 .52%               .51%
Ratio of allowance for loan losses to non-performing assets and
   loans in excess of ninety days past due and accruing interest                54.82%               79.92%             89.89%
Ratio of non-performing assets and loans in excess of ninety
   days past due and accruing interest to total shareholders' equity             8.78%                6.56%              6.35%


Total non-performing assets increased by $592,295, or 49.6% to $1,787,475 at December 31, 2002 from $1,195,180, at December 31, 2001. The increase in non-performing assets is due to additional past due loans in the residential and commercial real estate loan portfolio as well as the installment loan portfolio. At December 31, 2002 and 2001, loans past due in excess of ninety days and accruing interest totaled $56,729 and $3,136 respectively. There were no loans past due in excess of ninety days and accruing interest at December 31, 2000.

Total non-performing assets represented .95% of total loans and other real estate owned at year-end December 31, 2002. This compares to .64% at December 31, 2001. The allowance for loan losses remained at the December 31, 2001 level of approximately .5% of total loans. The allowance for loan losses provided coverage for 68.0% of non-accrual loans at December 31, 2002, as compared to 107.0% at December 31, 2001. Although the coverage ratio declined, the underlying collateral values of the past due loans support the lower coverage ratio.

POTENTIAL PROBLEM LOANS

As of December 31, 2002, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 1998 through 2002. The allowance is maintained at a level consistent with the identified loss potential and the perceived risk in the portfolio.


                                                                  (Dollar Amounts in Thousands)
                                                                              December 31,
                                                    ------------------------------------- -------------------
                                                      2002         2001         2000        1999        1998
                                                    ------       ------         ----       -----        ----

Balance, at beginning of period                    $   958      $  972       $ 1,014    $  1,014     $    971
Loans charged-off:
  Commercial and financial                              22          ---          ---         ---            7
  Real estate                                          ---          ---           24          40           68
  Installment loans to individuals                     227          314          275          86           22
                                                   -------      -------       ------     -------     --------
                                                       249          314          299         126           97
                                                   -------      -------       ------     -------     --------
Recoveries on loans charged-off:
  Commercial and financial                             ---          ---            3         ---            2
  Real estate                                          ---          ---          ---         ---
  Installment loans to individuals                      37           60           74           6           18
                                                   -------      -------       ------     -------     --------
                                                        37           60           77           6           20
                                                   -------      -------       ------     -------     --------
Net loans charged-off                                  212          254          222         120           77
                                                   -------      -------       ------     -------     --------
Provisions charged to operations                       265          240          180         120          120
                                                   -------      -------       ------     -------     --------

Balance, at end of period                          $ 1,011      $   958      $   972    $  1,014     $  1,014
                                                   =======      =======      =======    ========     ========
Ratio of net charge-offs during the period to
  average loans outstanding during the period         .11%         .14%         .12%        .07%         .05%
                                                   =======      =======         ====     =======     ========

Ratio of allowance for loan losses
  to total loans                                      .54%         .52%         .51%        .55%         .67%
                                                   =======      =======      =======     =======     ========

During 2002, net charge-offs totaled $212,000 which is a decrease of $42,000 from 2001 net charge-offs of $254,000. The decrease in net charge-offs was due to a lower level of losses in the installment loan portfolio. In 2001 as well as in 2000, the Bank experienced increased charge-offs which were directly related to the consumer loans acquired through the indirect dealer financing of primarily automobiles, boats and motorcycles. Due to the credit risks associated with this lending, the Bank substantially eliminated future originations of loans through indirect dealer financing during 2000. The lower level of charge-offs during 2002 relates to the runoff of those loans.

The following table reflects the allowance for loan losses as of December 31, 2002, 2001, 2000, 1999 and 1998.


                      Analysis of Allowance for Loan Losses
                             (Amounts in thousands)
                                  December 31,

Loans by Type               2002                     2001                    2000                      1999
----------------------------------------------------------------------------------------------------------------------
                               Percentage               Percentage               Percentage                Percentage
                    Allocation   of Loans    Allocation   of Loans    Allocation   of Loans    Allocation    of Loans
                  of Allowance    in Each  of Allowance    in Each  of Allowance    in Each  of Allowance     in Each
                      for Loan   Category      for Loan   Category      for Loan   Category      for Loan    Category
                        Losses   to Total        Losses   to Total        Losses   to Total        Losses    to Total
                                    Loans                    Loans                    Loans                     Loans
Commercial
  & Financial       $     71        5.58%    $    21         3.85%    $     25        4.26%    $      8         4.39%
Real Estate
  Construction            23        5.29          16         2.88           22        2.84           --         3.86
  Residential            330       65.36         289        66.59          273       62.43          266        62.85
  Commercial             132       16.18         120        14.42           99       13.32          211        10.79
Installment              237        7.56         250        12.06          338       16.90          505        18.04
Other                     --        0.03          --         0.20           --        0.25           24          .07
Unallocated              218          --         262           --          215          --           --           --
             ---------------------------------------------------------------------------------------------------------
Total               $  1,011      100.00%    $   958       100.00%    $    972      100.00%    $  1,014       100.00%
             =========================================================================================================


 Loans by Type             1998
 ----------------------------------------
                               Percentage
                    Allocation    of Loans
                  of Allowance     in Each
                      for Loan    Category
                        Losses    to Total
                                     Loans
 Commercial
   & Financial      $      8        3.15%
 Real Estate
   Construction           --         3.75
   Residential            --        74.04
   Commercial            137        10.86
 Installment              --         8.14
 Other                    --         0.06
 Unallocated             869           --
                    ---------------------
 Total              $  1,014      100.00%
                    =====================

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

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings for the years ended December 31:


                                                          2002                 2001                  2000
                                                  ------------         ------------          ------------
         Balance at December 31,                  $  1,000,000          $ 5,000,000          $ 28,000,000
         Maximum Month-End Borrowings               13,000,000           17,899,000            48,081,000
         Average Balance                             7,722,000            7,663,000            38,322,000
         Average Rate                                    2.23%                5.47%                 6.57%


CAPITAL

At December 31, 2002, total shareholders' equity was $20,999,216 compared to $18,275,182 at December 31, 2001. From a regulatory perspective, the Company's and the Bank's capital ratios place each entity in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 2002:

                  Minimum
                Regulatory
                                       CAPITAL LEVEL    THE COMPANY     THE BANK

        Tier 1 leverage capital ratio             4%          6.53%        6.39%

        Tier 1 risk-based capital ratio           4%         11.54%       11.24%

        Total risk-based capital ratio            8%         12.12%       11.81%

INCOME TAXES

The income tax expense for 2002 totaled $629,479 in comparison to $705,520 in 2001. The decline in income tax expense is due to the Company's investments in state and municipal securities as well as in bank-owned life insurance. Income from these assets is not subject to Federal income taxes. Also, both the 2002 and 2001 provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC") which was formed by the Bank in 2000. The income from LMSC is considered passive investment income under recent Connecticut legislation under which LMSC was formed and is operating, and not subject to state taxes which resulted in no state tax expense for both years.

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

 ITEM 7.      FINANCIAL STATEMENTS

                          PART F/S FINANCIAL STATEMENTS

ANNUAL FINANCIAL INFORMATION

Independent Auditor's Report                                            F-1

Consolidated Balance Sheets at December 31, 2002 and 2001               F-2

Consolidated Statements of Income for the Years Ended
   December 31, 2002 and 2001                                           F-3

Consolidated Statements of Changes in Shareholders' Equity
   for the Years Ended December 31, 2002 and 2001                       F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2002 and 2001                                     F-5

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6 TO F-22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary
Litchfield, Connecticut

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Corporation") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ McGladrey & Pullen, LLP
                                                       -------------------------
                                                        McGladrey & Pullen, LLP

 NEW HAVEN, CONNECTICUT
 MARCH 21, 2003



CONSOLIDATED BALANCE SHEETS
As of December 31,                                                                                  2002               2001
                                                                                          --------------      -------------
ASSETS
Cash and due from banks (Note B)                                                          $    8,763,736      $   8,103,221
Federal Funds Sold                                                                            15,000,000
                                                                                          --------------      -------------
                                                          CASH AND CASH EQUIVALENTS           23,763,736          8,103,221
                                                                                          --------------      -------------
Securities (Note C):
   Available for sale securities:
     U.S. Treasuries and other securities (amortized cost $5,004,622-2002
      and $8,178,265 -2001)                                                                    5,233,594          8,239,940
   State and municipal securities (amortized cost $16,359,152-2002
       and $11,371,180-2001)                                                                  16,754,344         11,404,232
   Mortgage-backed securities (amortized cost $55,723,087-2002
    and $40,228,014-2001)                                                                     56,553,896         40,135,605
     Corporate and other bonds (amortized cost $2,059,986-2001)                                        -          2,080,871
   Held to maturity securities:
      Mortgage-backed securities (market value $212,402-2002)
      and $319,172-2001)                                                                         203,012            308,364
                                                                                          --------------      -------------
                                                                   TOTAL SECURITIES           78,744,846         62,169,012
                                                                                          --------------      -------------

Federal Home Loan Bank stock, at cost (Note H)                                                 2,389,800          2,389,800
Federal Reserve Bank stock, at cost                                                               81,850             81,850
Loans held for sale                                                                              385,000

Loans Receivable, Net of Allowance for loan losses of $1,011,052-2002, $957,731-2001 (Notes D and E):

NET LOANS                                                                                    188,363,103         185,733,655

Premises and equipment, net (Note F)                                                           2,580,616          2,615,155
Foreclosed real estate                                                                           300,000            300,000
Deferred income taxes (Note J)                                                                         -             61,274
Accrued interest receivable                                                                    1,507,335          1,309,246
Cash surrender value of insurance (Note K)                                                     7,239,262          6,261,350
Other assets (Note K)                                                                          1,447,483          1,451,000
                                                                                          --------------      -------------
                                                                       TOTAL ASSETS       $  306,803,031      $ 270,475,563
                                                                                          ==============      =============
LIABILITIES
Deposits (Note I):
Noninterest bearing:
   Demand                                                                                 $   42,738,112      $  38,720,543
Interest bearing:
   Savings                                                                                    46,663,585         42,304,004
   Money market                                                                               70,048,999         53,544,413
   Time certificates of deposit in denominations of $100,000
     or more                                                                                  32,913,440         27,854,468
   Other time certificates of deposit                                                         76,317,807         76,150,398
                                                                                          --------------      -------------
                                                                     TOTAL DEPOSITS          268,681,943        238,573,826
                                                                                          --------------      -------------

Federal Home Loan Bank advances (Note H)                                                       8,000,000         12,000,000
Securities sold under agreements to repurchase (Note H)                                        7,000,000                ---
Deferred income taxes (Note J)                                                                   329,807                ---
Accrued expenses and other liabilities (Note K)                                                1,792,065          1,626,555
                                                                                          --------------      -------------
                                                                  TOTAL LIABILITIES          285,803,815        252,200,381
                                                                                          --------------      -------------
Commitments and contingencies (Notes G, H, K, M and O)                                               ---                ---
SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)
Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
Common stock $.01 par value
             Authorized--5,000,000 shares
             Issued--1,872,738 SHARES, outstanding--1,777,330
              SHARES--2002 and
             Issued--1,760,624 shares, outstanding--1,669,759
              shares--2001                                                                        18,727             17,606
Capital surplus                                                                               14,532,101         13,000,271
Retained earnings                                                                              6,189,166          5,943,052
   Less:   Treasury stock at cost--95,408 SHARES--2002, 90,865
     shares--2001                                                                               (701,061)          (701,061)
   Accumulated other comprehensive income - net unrealized gain
     on available for sale securities (net of taxes)  (Note S)                                   960,283             15,314
                                                                                          --------------      -------------
                                                         TOTAL SHAREHOLDERS' EQUITY           20,999,216         18,275,182
                                                                                          --------------      -------------
                                           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $  306,803,031      $ 270,475,563

                                                                                          ==============      =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                                            2002               2001
                                                                                          --------------      -------------
INTEREST AND DIVIDEND INCOME

Interest and fees on loans                                                                $   12,611,742      $  13,922,404
                                                                                          --------------      -------------

Interest and dividends:
   Mortgage-backed securities                                                                  2,609,893          1,481,135
   U.S. Treasury and other securities                                                            511,758          1,119,553
   State and municipal securities                                                                642,102            288,970
   Corporate bonds and other securities                                                           51,928             57,408
   Federal funds sold and other interest income                                                  138,395            264,948
                                                                                          --------------       ------------
                                           TOTAL INTEREST AND DIVIDEND INCOME                 16,565,818         17,134,418
                                                                                          --------------       ------------
INTEREST EXPENSE

Interest on deposits:
   Savings                                                                                       479,399            554,166
   Money market                                                                                1,390,838          1,467,407
   Time certificates of deposit in denominations
     of $100,000 or more                                                                       1,107,520          1,299,414
   Other time certificates of deposit                                                          3,404,767          4,558,539
                                                                                          --------------       ------------
                                                   TOTAL INTEREST ON DEPOSITS                  6,382,524          7,879,526
Interest on Federal Home Loan Bank advances                                                      408,207            462,940
Interest on repurchase agreements                                                                266,099                ---
                                                                                          --------------       ------------

                                                       TOTAL INTEREST EXPENSE                  7,056,830          8,342,466
                                                                                          --------------       ------------
                                                          NET INTEREST INCOME                  9,508,988          8,791,952
                                           PROVISION FOR LOAN LOSSES (Note E)                    265,000            240,000
                                                                                          --------------       ------------

                                                    NET INTEREST INCOME AFTER
                                                    PROVISION FOR LOAN LOSSES                  9,243,988          8,551,952
                                                                                          --------------       ------------
NONINTEREST INCOME

Banking service charges and fees                                                                 756,097            746,802
Trust                                                                                            956,452            912,706
Gains on sales of available for sale securities (Note C)                                         134,985            148,090
Other                                                                                            558,829            434,475
                                                                                          --------------       ------------
                                                     TOTAL NONINTEREST INCOME                  2,406,363          2,242,073
                                                                                          --------------       ------------
NONINTEREST EXPENSES

Salaries                                                                                       3,879,956          3,418,164
Employee benefits (Note K)                                                                     1,103,700            928,262
Net occupancy                                                                                    494,737            483,445
Equipment                                                                                        323,415            410,633
Legal fees                                                                                       208,544            152,197
Director fees                                                                                    113,040            159,276
Computer services                                                                                814,070            774,542
Supplies                                                                                         184,275            188,060
Commissions, services and fees                                                                   235,767            199,607
Postage                                                                                          120,490            111,315
Advertising                                                                                      208,334            181,386
OREO and non-performing loan expenses - net                                                       28,842              5,498
Other                                                                                          1,109,993          1,180,878
                                                                                          --------------      -------------
                                                    TOTAL NONINTEREST EXPENSES                 8,825,163          8,193,263
                                                                                          --------------      -------------
                                                    INCOME BEFORE INCOME TAXES                 2,825,188          2,600,762
                                           PROVISION FOR INCOME TAXES (Note J)                   629,479            705,520
                                                                                          --------------      -------------
                                                                    NET INCOME            $    2,195,709      $   1,895,242
                                                                                          ==============      =============
EARNINGS PER SHARE (Note L)
                                                    BASIC NET INCOME PER SHARE            $         1.25      $        1.08
                                                                                          ==============      =============
                                                  DILUTED NET INCOME PER SHARE            $         1.22      $        1.06
                                                                                          ==============      =============

See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2002 and 2001

                                                                                                  Accumulated
                                                                                                        Other          Total
                                         Common      Capital       Retained        Treasury     Comprehensive  Shareholders'
                                          Stock      Surplus       Earnings           Stock            Income         Equity
                                   ------------  -----------  -------------  --------------  ----------------  -------------
BALANCE, JANUARY 1, 2001           $     16,770  $11,980,943  $   5,714,897  $     (701,061) $          8,209  $  17,019,758
                                   ------------  -----------  -------------  --------------  ----------------  -------------
Comprehensive Income:
   Net income                               ---          ---      1,895,242             ---               ---      1,895,242
   Unrealized holding gain on
     available for sale securities,
     net of taxes (Note S)                  ---          ---            ---             ---             7,105          7,105
                                                                                                               -------------
   Total comprehensive income                                                                                   1,902,347
                                                                                                               -------------
Cash dividends declared $.40 per
  share                                     ---          ---       (644,115)            ---               ---       (644,115)
5% stock dividend declared
   November 29, 2001--83,620 shares
   including 4,326 treasury shares          836    1,019,328     (1,020,164)            ---               ---            ---
Fractional shares paid in cash              ---          ---         (2,808)            ---               ---         (2,808)
                                    -----------  -----------  -------------  --------------  ----------------  -------------

BALANCE, DECEMBER 31, 2001               17,606   13,000,271      5,943,052        (701,061)           15,314     18,275,182
                                    ===========  ===========   ============  =============== ================  =============

Comprehensive Income:
   Net income                               ---          ---      2,195,709             ---               ---      2,195,709
   Unrealized holding gain on
     available for sale securities,
     net of taxes (Note S)                  ---          ---            ---             ---           944,969        944,969
                                                                                                               -------------
   Total comprehensive income                                                                                      3,140,678
                                                                                                               -------------
Cash dividends declared $.40 per
  share                                     ---  ---               (678,661)            ---               ---       (678,661)
5% stock dividend declared
   November 26, 2002--88,958 shares
   including 4,543 treasury shares          890    1,266,762     (1,267,652)            ---               ---            ---
Fractional shares paid in cash              ---          ---         (3,282)            ---               ---         (3,282)
Stock options exercised-23,156
  shares                                    231      219,703            ---             ---               ---        219,934
Accrued tax benefit on stock options
   exercised (Note M)                       ---       45,365            ---             ---               ---         45,365
                                    -----------  -----------   ------------  -------------   ----------------  -------------

BALANCE, DECEMBER 31, 2002          $    18,727  $14,532,101  $   6,189,166  $     (701,061) $        960,283  $  20,999,216
                                    ===========  ==========   =============  ==============  ================  =============



See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                                            2002             2001
                                                                                          --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $    2,195,709    $   1,895,242
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization and accretion of premiums and discounts on investment securities, net            509,291           74,234
   Provision for loan losses                                                                     265,000          240,000
   Depreciation and amortization                                                                 254,383          340,759
    Deferred income taxes                                                                        (50,355)        (201,362)
Gains on sales of available for sale securities                                                 (134,985)        (148,090)
   Loans originated for sale                                                                  (5,372,900)        (215,115)
   Proceeds from sales of loans held for sale                                                  4,987,900          215,115
   Loss on sale of repossessed assets                                                              3,400           54,192
   Loss on disposals of bank premises and equipment                                                  352            2,579
   (Increase) decrease in accrued interest receivable                                           (198,089)         506,118
   Decrease in other assets                                                                        4,767          109,801
   Increase in cash surrender value of insurance                                                (317,912)        (255,998)
   Decrease in deferred loan origination costs                                                   359,908          475,827
   Increase in accrued expenses and other liabilities                                            154,753          201,620
                                                                                          --------------    -------------
     Net cash provided by operating activities                                                 2,661,222        3,294,922
                                                                                          --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
   Proceeds from maturities and principal payments                                            14,978,086        8,285,080
   Purchases                                                                                 (30,758,483)     (35,467,111)
   Proceeds from sales                                                                               ---        7,862,412
Available for sale U.S. Treasury and other investment securities:
   Proceeds from maturities                                                                          ---       19,500,000
   Purchases                                                                                  (7,219,063)      (6,208,265)
   Proceeds from sales                                                                        10,409,250        6,138,515
Available for sale State, municipal and other bond investments:
    Proceeds from maturities                                                                   2,008,000              ---
   Purchases                                                                                  (5,038,985)     (13,520,948)
Held to maturity mortgage-backed securities:
   Proceeds from maturities and principal payments                                               102,825          673,469
Net (increase) decrease in loans                                                              (3,345,456)       4,784,667
Proceeds from sales of repossessed assets                                                         86,450          254,803
Purchases of premises and equipment                                                             (220,196)        (137,644)
Proceeds from sale of premises and equipment                                                         ---            2,458
Purchase of life insurance policies                                                             (660,000)      (2,000,000)
Proceeds from sale of foreclosed real estate                                                           -           61,488
                                                                                          --------------    -------------
   Net cash used in investing activities                                                     (19,657,572)      (9,771,076)
                                                                                          ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                                     24,881,736       12,407,339
Net increase in certificates of deposit                                                        5,226,381        8,887,131
Net decrease in borrowings under Federal Home Loan
   Bank advances                                                                              (4,000,000)     (16,000,000)
Net increase in securities sold under agreements to repurchase                                 7,000,000              ---
Net decrease in collateralized borrowings                                                            ---         (973,986)
Distribution in cash for fractional shares of common stock                                        (3,282)          (2,808)
Proceeds from exercise of stock options                                                          219,934              ---
Dividends paid on common stock                                                                  (667,904)        (636,186)
                                                                                          --------------    -------------
   Net cash provided by financing activities                                                  32,656,865        3,681,490
                                                                                          --------------    -------------
   Net increase in cash and cash equivalents                                                  15,660,515       (2,794,664)
CASH AND CASH EQUIVALENTS, at beginning of year                                                8,103,221       10,897,885
                                                                                          --------------    -------------
CASH AND CASH EQUIVALENTS, at end of year                                                 $   23,763,736    $   8,103,221
                                                                                          ==============    =============

SUPPLEMENTAL INFORMATION Cash paid during the year for:
   Interest on deposits and borrowings                                                    $    7,131,142    $   8,423,871
                                                                                          ----==========    =============
   Income taxes                                                                           $      781,165    $     660,000
                                                                                          ==============    =============
Noncash investing and financing activities:
   Transfer of loans to other real estate owned                                           $            -    $      61,488
                                                                                          ==============    =============
   Transfer of loans to repossessed assets                                                $       91,100    $     131,951
                                                                                          ==============    =============
   Accrued dividends declared                                                             $      177,733    $     166,976
                                                                                          ==============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

The significant accounting policies followed by the Corporation and the methods of applying those policies are summarized in the following paragraphs:

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

    HELD TO MATURITY SECURITIES: SECURITIES classified as held to maturity are those debt securities the Bank has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by a method, which approximates the interest method, over the period to maturity. The sale of a security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

    AVAILABLE FOR SALE SECURITIES: Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity and equity securities not classified as held for trading. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Available for sale securities are carried at fair value. Unrealized gains or losses are reported in other comprehensive income net of the related deferred tax effect. Amortization of premiums and accretion of discounts, computed by a method which approximates the interest method, are recognized in interest income over the period to maturity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

INTEREST AND FEES ON LOANS: Interest on loans is included in income as earned based on contractual rates applied to principal amounts outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest, or when, in the judgement of management, collectibility of the loan or loan interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans past due 90 days or more, including impaired loans, may be continued when the value of the loan's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan and the loan is in the process of collection. A non-accrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. The Bank generally amortizes these amounts over the contractual life of the related loans, utilizing a method, which approximates the interest method.

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

A loan is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured using (1) the present value of expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral if the loan is collateral-dependent. When a loan has been deemed to have an impairment, a valuation allowance is established for the amount of impairment. The Bank considers all non-accrual loans; other loans past due 90 days or more, based on contractual terms, and restructured loans to be impaired. The Bank's policy with regard to the recognition of interest income on impaired loans is consistent with that of loans not considered impaired.

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

The Bank's mortgage loans are collateralized by real estate located principally in Litchfield County, Connecticut. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions. In addition, motor vehicles and recreational vehicles, whose value declines rapidly during the loan term, generally secure a substantial portion of the Bank's installment loans. Accordingly, the ultimate collectibility of a substantial portion of the Bank's installment loan portfolio and repossessed assets is susceptible to changes in economic conditions.

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

PREMISES AND EQUIPMENT: BANK premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets, which range from three to forty years. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

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

STOCK OPTION PLANS: Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock based compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows a company to continue to measure compensation cost for such plans under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. During 2002 the Corporation adopted SFAS No.148, "Accounting For Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Corporation has elected to continue to follow the accounting in APB 25, and as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. There is no pro forma disclosure required for 2002 and 2001

EARNINGS PER SHARE: Basic earnings per share represents income available to common stockholders and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options and are determined using the treasury stock method.

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

COMPREHENSIVE INCOME: Accounting principles generally require that recognized revenue, expenses, gains and losses are included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the shareholders' equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

STATEMENTS OF CASH FLOWS: Cash and due from banks, Federal funds sold and interest-earning deposits in banks are recognized as cash equivalents in the statements of cash flows. For purposes of reporting cash flows, the Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Generally, Federal funds sold have a one-day maturity. Cash flows from loans and deposits are reported net. The Corporation maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits. The Corporation has not experienced any losses from such concentrations.

TRUST ASSETS: Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these financial statements because they are not assets of the Bank. Trust fees are recognized on the accrual basis of accounting.

RECLASSIFICATIONS: Certain 2001 amounts have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on net income.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2002 the Bank was required to have cash and liquid assets of approximately $3,538,000 to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2002 and 2001 are as follows:



AVAILABLE FOR SALE                                                               December 31, 2002
                                                       --------------------------------------------------------------------
                                                                                   Gross         Gross
                                                              Amortized       Unrealized        Unrealized             Fair
                                                                   Cost            Gains            Losses            Value
                                                       -----------------   -------------     -------------  ---------------
Investment Securities:
   U.S. Treasury securities                            $      5,004,622    $     228,972     $         ---  $     5,233,594
                                                       ----------------    -------------     -------------  ---------------
   State and Municipal Obligations                           16,359,152          396,655            (1,463)      16,754,344
                                                       ----------------    -------------     -------------- ---------------

Mortgage-Backed Securities:
   GNMA                                                      27,580,403          309,300            (4,282)      27,885,421
   FNMA                                                       7,885,225          207,136               ---        8,092,361

   FHLMC                                                     20,257,459          318,655               ---       20,576,114
                                                       ----------------    -------------     -------------- ---------------
                                                            55,723,087          835,091            (4,282)      56,553,896
                                                       ----------------    -------------     -------------  ---------------
Total available for sale securities                    $     77,086,861    $   1,460,718     $      (5,745) $    78,541,834
                                                       ================    =============     ============== ===============



                                                                                 December 31, 2001
                                                          -----------------------------------------------------------------
                                                                                   Gross             Gross
                                                              Amortized       Unrealized        Unrealized             Fair
                                                                   Cost            Gains            LOSSES            Value
                                                          -------------    -------------     --------------   -------------
Investment Securities:
   U.S. Treasury securities                               $   2,975,185    $     170,755     $         ---    $   3,145,940
   U.S. Government Agency Securities                          5,203,080              ---          (109,080)       5,094,000
                                                          -------------    -------------     --------------   -------------
                                                              8,178,265          170,755          (109,080)       8,239,940
                                                          -------------    -------------     -------------    -------------
   State and Municipal Obligations                           11,371,180           33,052               ---       11,404,232
                                                          -------------    -------------     -------------    -------------
   Corporate and other bonds                                  2,059,986           20,885               ---        2,080,871
                                                          -------------    -------------     -------------    -------------

Mortgage-Backed Securities:
   GNMA                                                      18,298,231          109,102           (46,462)      18,360,871
   FNMA                                                      11,761,413           17,721           (51,459)      11,727,675
   FHLMC                                                     10,168,370              ---          (121,311)      10,047,059
                                                          -------------    -------------     -------------    -------------
                                                             40,228,014          126,823          (219,232)      40,135,605
                                                          -------------    -------------     -------------    -------------

Total available for sale securities                       $  61,837,445    $     351,515     $    (328,312)   $  61,860,648
                                                          =============    =============     ==============   =============


HELD TO MATURITY                                                                 December 31, 2002
                                                          -----------------------------------------------------------------
                                                                                   Gross             Gross
                                                              Amortized        Unrealized       Unrealized             Fair
                                                                   Cost             Gains            Losses           Value
                                                          -------------    --------------    -------------    -------------
Mortgage-Backed Securities:
   GNMA securities                                        $     134,671    $       4,835     $         ---    $     139,506
   FHLMC securities                                              68,341            4,555               ---           72,896
                                                          -------------    -------------     -------------    -------------
Total held to maturity securities                         $     203,012    $       9,390     $         ---    $     212,402
                                                          =============    =============     =============    =============

                                                                                 December 31, 2001
                                                          -----------------------------------------------------------------
                                                                                    Gross            Gross
                                                              Amortized        Unrealized       Unrealized             Fair
                                                                   Cost             Gains           Losses            Value
                                                          -------------    --------------    -------------    -------------
Mortgage-Backed Securities:
   GNMA securities                                        $     203,162    $       3,865     $         ---    $     207,027
   FHLMC securities                                             105,202            6,943               ---          112,145
                                                          -------------    -------------     -------------    -------------
Total held to maturity securities                         $     308,364    $      10,808     $         ---    $     319,172
                                                          =============    =============     =============    =============

The amortized cost and fair value of securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.


                                                                         December 31, 2002
                                               --------------------------------------------------------------------
                                                Available-for-Sale Securities          Held-to-Maturity Securities
                                               ---------------------------------     ------------------------------
                                                      Amortized             Fair           Amortized           Fair
                                                           Cost            Value               Cost           Value
                                               ----------------  ---------------     -------------    -------------
Due in one year or less                        $      3,019,585  $     3,042,813     $         ---    $         ---
Due after one year through five years                 1,985,037        2,190,781               ---              ---
Due after five years through ten years               16,359,152       16,754,344               ---              ---
                                               ----------------  ---------------     -------------    -------------
                                                     21,363,774       21,987,938               ---              ---
Mortgage-backed securities                           55,723,087       56,553,896           203,012          212,402
                                               ----------------  ---------------     -------------    -------------
   TOTAL                                       $     77,086,861  $    78,541,834     $     203,012    $     212,402
                                               ================  ===============     =============    =============

Proceeds from the sales of available for sale securities were $10,409,250 during 2002. Gross gains of $134,985 were realized on these sales. Proceeds from the sales of available for sale securities were $14,000,927 during 2001. Gross gains of $216,680 and gross losses of $68,590 were realized on these sales.

Investment securities with a carrying value of $14,471,000 and $6,202,000 were pledged as collateral to secure treasury tax and loan, trust assets, securities sold under agreements to repurchase and public funds at December 31, 2002 and 2001, respectively.

During 2002 and 2001, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2002, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                       2002               2001
                                             --------------    ---------------
Balance at the beginning of year             $    3,213,055    $    2,961,677
Advances                                          2,609,127         9,004,240
Repayments                                       (2,434,619)       (8,602,206)
Other changes                                    (1,123,041)         (150,656)
                                             ---------------   ---------------
                BALANCE AT END OF YEAR       $    2,264,522    $    3,213,055
                                             ===============   ===============

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - LOANS, ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING LOANS

A summary of loans at December 31, 2002 and 2001 is as follows:

                                                      2002               2001
                                             -------------      -------------
    Real estate--residential mortgage         $123,393,205       $123,684,472
   Real estate--commercial mortgage             30,535,812         26,790,550
   Real estate--construction                     9,993,398          5,347,659
   Commercial                                   10,531,171          7,152,723
   Installment                                  14,271,763         22,391,726
   Other                                            51,308            366,850
                                             -------------      -------------
                            TOTAL LOANS        188,776,657        185,733,980
   Net deferred loan origination costs             597,498            957,406
   Allowance for loan losses                    (1,011,052)          (957,731)
                                             -------------      --------------
                              NET LOANS       $188,363,103       $185,733,655
                                             -------------      --------------

Changes in the allowance for loan losses for the years ended December 31, 2002 and 2001, were as follows:

                                                       2002            2001
                                             --------------   -------------
Balance at beginning of year                 $     957,731    $     971,891
Provision for loan losses                          265,000          240,000
Loans charged off                                 (248,527)        (314,470)
Recoveries of loans previously charged off          36,848           60,310
                                             -------------    -------------
                 BALANCE AT END OF YEAR      $   1,011,052    $     957,731
                                             =============    =============
A summary of nonperforming loans follows:
                                                     2002             2001
                                             -------------    -------------
Non-accrual loans                            $   1,487,475    $     895,180
Accruing loans contractually past due 90
  days or more                                     56,729             3,136
                                            --------------    -------------
                                 TOTAL       $  1,544,204     $     898,316
                                            ==============    =============

If interest income on non-accrual loans throughout the year had been recognized in accordance with the loans' contractual terms, approximately $80,000 and $71,000 of additional interest would have been recorded for the years ended December 31, 2002 and 2001, respectively. Included in the non-accrual loans at December 31, 2002 are two loans, which total $428,000 of which $347,000 and $81,000 is guaranteed at 90% and 80% respectively by U.S. Government agencies.

The  following   information  relates  to  impaired  loans,  which  include  all nonaccrual loans and other loans past due 90 days or more, and all restructured loans, as of and for the years ended December 31, 2002 and 2001.


                                                                            2002             2001
                                                                  --------------   --------------
Loans  receivable  for which  there is a related
  allowance  for credit  losses, determined:
     Based on discounted cash flows                               $     614,000    $      225,000
     Based on the fair value of collateral                               49,000               ---
                                                                  -------------    --------------
                                                        Total     $     663,000    $      225,000
                                                                  =============    ==============

Loans  receivable  for which  there is no related
  allowance for credit losses determined:
   Based on discounted cash flows                                 $     848,000    $      520,000
   Based on the fair value of collateral                                 33,000           154,000
                                                                  -------------    --------------
                                                        Total     $     881,000    $      674,000
                                                                  =============    ==============
Allowance for credit losses related to impaired
  loans                                                           $     176,000    $       38,000
                                                                  =============    ==============
Average recorded investment in impaired loans                     $     987,000    $      847,000
                                                                  =============    ==============
Interest income recognized                                        $      67,000    $       41,000
                                                                  =============    ==============
Cash interest received                                            $     118,000    $       81,000
                                                                  =============    ==============


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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2002 and 2001 are as follows:

                                                          2002             2001
                                                --------------    -------------
Land                                            $      674,849    $     674,849
Buildings                                            3,004,525        2,981,448
Furniture and fixtures                               2,203,214        2,220,681
Leasehold improvements                                 228,157          202,283
                                                --------------    -------------
                                                     6,110,745        6,079,261
Less accumulated depreciation
  and amortization                                   3,530,129        3,464,106
                                                --------------    -------------
                                                $    2,580,616    $   2,615,155
                                                ==============    =============

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2002 and 2001 was $254,383 and $340,759, respectively.

NOTE G - LEASE COMMITMENTS

At December 31, 2002, the Corporation was obligated under various noncancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. Net rent expense under operating leases was approximately $110,000 and $102,000 for 2002 and 2001, respectively. The future minimum payments under operating leases are as follows:

                           2003                  $     149,000
                           2004                        139,000
                           2005                        109,000
                           2006 and thereafter         106,000
                                                 -------------
                           Total                 $     503,000
                                                 =============

NOTE H - FEDERAL HOME LOAN BANK STOCK AND ADVANCES AND OTHER BORROWINGS

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), is required to maintain an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. There were no stock purchases during 2002 or 2001. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advances are used as collateral. Federal Home Loan Bank advances as of December 31, 2002 totaled $8,000,000 including $1,000,000 at a rate of 2.57% due in January of 2003, $5,000,000 at a rate of 3.23% due in October of 2003 and $2,000,000 at a rate of 3.47% due in December 2003.

Securities sold under agreements to repurchase totaled $7,000,000 as of December 31, 2002, including $3,000,000 at a rate of 3.57% due in January 2004 and $4,000,000 due in January 2005 at a rate of 4.5%.

NOTE I - DEPOSITS

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2002:

                           2003                  $  63,588,160
                           2004                     36,598,836
                           2005                      1,914,961
                           2006 and thereafter       7,129,290
                                                 -------------
                           Total                 $ 109,231,247
                                                 =============

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$2,536,954 and $1,297,555 at December 31, 2002 and 2001, respectively.

NOTE J - INCOME TAXES
The components of the income tax provision are as follows:

                                                       2002              2001
                                             --------------     -------------
Current:
   Federal                                   $      679,834     $     906,882

Deferred:
   Federal                                          (50,355)         (201,362)
                                             ---------------    --------------
                                   Total     $      629,479     $     705,520
                                             ===============    ==============

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                2002                  2001
                                        -------------------  -------------------
Provision for income taxes at
  statutory Federal rate                $   960,564    34%    $    884,259   34%
Increase (decrease) resulting from:
   Tax exempt income                       (244,335)   (9)        (116,988)  (4)
   Nondeductible interest expense            21,417     1           13,686    1
   Other                                   (108,167)   (4)         (75,520)  (4)
                                        ------------------- -------------------
Provision for income taxes              $   629,479    22%    $    705,520   27%
                                        ===================  ===================

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                         2002             2001
                                                --------------   -------------
Deferred tax assets:
   Allowance for loan losses                    $     343,757    $     325,628
   Depreciation                                       151,579          169,905
   Accrued expenses                                   162,541          180,318
   All other                                          105,606           82,868
                                                --------------  --------------
     Total gross deferred tax assets                  763,481          758,719
                                                --------------  --------------

Deferred tax liabilities:
   Tax bad debt reserve                              (153,536)        (153,536)
   Prepaid pension costs                             (233,846)        (199,006)
   Net deferred loan costs                           (203,149)        (325,518)
   Unrealized gain on available for
     sale securities                                 (494,690)          (7,889)
   Prepaid expenses and other                          (8,068)         (11,496)
                                                --------------   --------------
     Total gross deferred tax liabilities          (1,093,289)        (697,445)
                                                --------------   --------------

Net deferred tax (liability) asset              $    (329,807)    $      61,274
                                                ==============   ==============

Based on the Corporation's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Corporation's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2002 and 2001.

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

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2002 and 2001 using a measurement date of December 31:


Change in benefit obligation:                             2002             2001
                                                 -------------    -------------
   Benefit obligation, beginning                 $   2,311,167    $   2,040,037
   Service cost                                        179,903          168,069
   Interest cost                                       159,022          149,624
   Actuarial gain                                       (1,814)         127,671
   Benefits paid                                      (129,677)        (174,234)
                                                 -------------    -------------
   Benefit obligation, ending                        2,518,601        2,311,167
                                                 -------------    -------------

Change in plan assets:
   Fair value of plans assets, beginning             2,491,888        2,797,880
   Actual return on plan assets                       (174,603)        (287,293)
   Employer contribution                               236,774          155,535
   Benefits paid                                      (129,677)        (174,234)
                                                 -------------    -------------
   Fair value of plan assets, ending                 2,424,382        2,491,888
                                                 -------------    -------------

Funded status                                          (94,219)         180,721
Unrecognized net actuarial gain                        809,237          459,062
Unrecognized service cost                              (27,235)         (54,470)
                                                 -------------    -------------
Prepaid benefit cost                             $     687,783    $     585,313
                                                 =============    =============

Components of net periodic benefit cost:
   Service cost                                  $     179,903    $     168,069
   Interest cost                                       159,022          149,624
   Expected return on plan assets                     (190,390)        (212,355)
   Amortization of prior service cost                  (27,235)         (27,236)
   Amortization of unrealized loss                      13,004               --
                                                 -------------    -------------
   Net periodic benefit cost                     $     134,304    $      78,102
                                                 =============    =============

Weighted-average assumptions:
   Discount rate                                        7.00%             7.00%
   Expected return on plan assets                       7.50%             7.50%
   Rate of compensation increase                        5.00%             5.00%

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the years ended December 31, 2002 and 2001, the Bank made matching contributions equal to 75% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $91,349 for 2002 and $78,737 for 2001.

OTHER BENEFIT PLANS: Effective September 1, 1994, the Bank entered into a supplemental retirement plan with the former President/Chief Executive Officer which was replaced by an executive supplemental compensation agreement effective November 21, 2000. At December 31, 2001 accrued supplemental retirement benefits of $125,808 are recognized in the Corporation's balance sheet related to this plan. For the year ended December 31, 2001, $43,904 of related expenses are included in operations. On March 28, 2002 the Company's Board of Directors approved the terms of an early retirement agreement with the former President of the Company and the Bank. This agreement was finalized on April 2, 2002. For the year ended December 31, 2002, $347,790 of expenses are included in operations relating to this agreement, and at December 31, 2002 accrued expenses relating to this agreement of $325,843, including the liability under the supplemental compensation agreement, are included in the Corporation's balance sheet.

Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 2002 and 2001, accrued supplemental retirement benefits of $26,946, are recognized in the Corporation's balance sheet related to this Plan. Payments to this retiree will be $5,000 per year through 2008.

Beginning in 1996, the Corporation offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The value (on a cost basis) of the related trust assets and corresponding liability of $339,284 and $300,391 at December 31, 2002, and 2001, respectively are included in the Corporation's balance sheet.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately, and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2002 and 2001, $52,992 and $43,308, respectively, were charged to operations under this plan. The related liability, of $111,828 and $77,199 at December 31, 2002 and 2001, respectively, is included in accrued expenses and other liabilities. At December 31, 2002 and 2001, unvested benefits earned under this plan were approximately $43,000 and $42,000, respectively.

The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain current and former directors and officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans. These policies have aggregate cash surrender values of approximately $7,239,000 and $6,261,000 at December 31, 2002 and 2001,
respectively.

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

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

On November 26, 2002 and November 29, 2001, the Board of Directors declared 5% stock dividends payable on December 31, 2002 and December 31, 2001, respectively. Payment of these dividends resulted in the issuance of 88,958 additional common shares in December 2002 and 83,620 additional common shares in December 2001. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to capital surplus. Fractional shares were payable in cash on an equivalent share basis of $14.24 for the 2002 stock dividend and $12.20 for the 2001 stock dividend. Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

In January 2001, the Board of Directors of the Corporation adopted a resolution authorizing the Corporation to repurchase up to 50,000 shares of the Corporation's common stock from time to time for a period of one year, at prices to be determined by the Corporation and sellers at the time of each transaction. The resolution expired in January 2002, and was not renewed.

The following is information about the computation of net income per share for the years ended December 31, 2002 and 2001. The 2001 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.


                                                             For the Year Ended December 31, 2002
                                                  ----------------------------------------------------
                                                             Net                             Per Share
                                                          Income             Shares             Amount
                                                  --------------     --------------      -------------
BASIC NET INCOME PER SHARE
   Income available to common stockholders        $   2,195,709           1,754,584      $        1.25
                                                                                         =============
EFFECT OF DILUTIVE SECURITIES
   Options Outstanding                                      ---              42,722
                                                  -------------      --------------
DILUTED NET INCOME PER SHARE
   Income available to common stockholders
   plus assumed conversions                       $   2,195,709           1,797,306      $        1.22
                                                  =============      ==============      =============


                                                             For the Year Ended December 31, 2002
                                                  ----------------------------------------------------
                                                             Net                             Per Share
                                                          Income             Shares             Amount
                                                  --------------     --------------      -------------
BASIC NET INCOME PER SHARE
   Income available to common stockholders        $   1,895,242           1,753,246      $        1.08
                                                                                         =============
EFFECT OF DILUTIVE SECURITIES
   Options Outstanding                                      ---              32,229
                                                  -------------      --------------
DILUTED NET INCOME PER SHARE
   Income available to common stockholders
   plus assumed conversions                       $   1,895,242           1,785,475      $        1.06
                                                  =============      ==============      =============

NOTE M - STOCK OPTION PLANS

At December 31, 2002, the Corporation had one fixed option plan, which is described below. The Corporation has elected to apply APB Opinion No. 25 to account for the stock options granted to employees, including directors, and accordingly, no compensation cost has been recognized in the consolidated statements of income for the fixed stock option plan.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 2,917 shares of the Corporation's common stock. Automatic annual grants of an additional 495 shares for each director were given for each of the four following years.

The stock option plan for officers grants options based upon individual officer performance.

Under both the director and officer plans, the price per share of the option is the fair market value of the Corporation's stock at the date of the grant. No option may be exercised until 12 months after it is granted. Options are exercisable for a period of ten years from the grant thereof.

Activity in the option plan for officers and outside directors for 2002 and 2001 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)


                                                                       2002                               2001
                                                   ----------------------------------     ---------------------------------
                                                                             Weighted                              Weighted
                                                     Number of       Average Exercise      Number of       Average Exercise
                                                        Shares        Price per share         Shares        Price Per Share
                                                   ------------     -----------------     ---------------------------------
Options outstanding at beginning of year                118,088    $             9.66        118,088      $           9.66
   Granted                                                  ---                   ---            ---                   ---
   Exercised                                             24,313                  9.05            ---                   ---
   Cancelled                                                ---                   ---            ---                   ---
                                                   ------------                           ----------
Options outstanding at end of year                       93,775                  9.82        118,088                  9.66
                                                   ============                           ==========
Options exercisable at end of year                       93,775                  9.82        118,088                  9.66
                                                   ============                           ==========


At December 31, 2002, exercise prices ranged from $5.55 to $15.22 with an average remaining contractual life of 3.8 years and a weighted average exercise price of $9.82.

During 2000, the option plan for officers and directors expired. Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 93,775.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2002, the Bank had retained earnings of approximately $17,902,000 of which approximately $4,115,249 was available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations. At December 31, 2002, the amount available for transfer from the Bank to the Corporation in the form of loans is limited to 10% of the Bank's capital stock and surplus.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2002 and 2001 related to these items are summarized below:



                                                                   2002                 2001
                                                     ------------------     ----------------
                                                        Contract Amount      Contract Amount
                                                     ------------------     ----------------
Loan commitments:
   Approved mortgage and equity loan commitments     $        4,535,000     $      5,479,000
   Unadvanced portion of construction loans                   3,307,000            4,458,000
   Unadvanced portion of:
     Commercial lines of credit                               5,954,000            7,006,000
     Home equity lines of credit                             17,728,000           24,536,000
     Overdraft protection                                       608,000              579,000
     Credit Cards                                             1,373,000            1,329,000
     Floor plans                                                402,000              633,000
Standby letters of credit                                       650,000               50,000
                                                     ------------------     ----------------
                                                     $       34,557,000     $     44,070,000
                                                     ==================     ================

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

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2002 and 2001, the Bank paid approximately $98,000 and $228,000, respectively, for insurance, rent and legal fees, to companies, the principals of which are Directors of the Corporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2002 the most recent notification from the OCC categorized the Bank as WELL CAPITALIZED under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:


                                                                       MINIMUM REQUIRED          TO BE WELL CAPITALIZED
                                                                          FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                                     ACTUAL            ADEQUACY PURPOSES             ACTION PURPOSES
                                          ------------------------     ------------------------ --------------------------
                                                AMOUNT       RATIO          AMOUNT        RATIO       AMOUNT         RATIO
                                          ----------------  ------     ----------------- ------ ------------------- ------
As of December 31, 2002:

Total Capital to Risk Weighted Assets     $     20,680,053  11.81%     $    14,008,503    8%      $   17,510,629      10%
Tier I Capital to Risk Weighted Assets          19,669,001  11.24            6,999,644    4           10,499,467       6
Tier I Capital to Average Assets                19,669,001   6.39           12,312,364    4           15,390,455       5

As of December 31, 2001:

Total Capital to Risk Weighted Assets     $     19,082,396  11.18%     $    13,654,666    8%      $   17,068,333      10%
Tier I Capital to Risk Weighted Assets          18,124,665  10.62            6,826,616    4           10,239,924       6
Tier I Capital to Average Assets                18,124,665   6.85           10,583,746    4           13,229,682       5


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

Management uses its best judgement in estimating the fair value of the Corporation's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction at either December 31, 2002 or 2001. The estimated fair value amounts for 2002 and 2001 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

The fair value of loans held for sale is based on quoted market prices.

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

Cash and due from banks, federal funds sold, interest income receivable, and short-term borrowings are short-term, and therefore, book value is a reasonable estimate of fair value.

The recorded book balances and estimated fair values of the Corporation's financial instruments at December 31, 2002 and 2001 are as follows:


                                                                              2002                                     2001
                                                 ---------------------------------        ---------------------------------
                                                          BOOK           ESTIMATED                  Book          Estimated
                                                         VALUE          FAIR VALUE                 Value         Fair Value
                                                ---------------------------------        ---------------------------------
FINANCIAL ASSETS:
Cash and due from banks                          $   8,763,736    $      8,763,736        $    8,103,221      $   8,103,221
Federal funds sold                                  15,000,000          15,000,000                   ---                ---
Available for sale securities                       78,541,834          78,541,834            61,860,648         61,860,648
Held to maturity securities                            203,012             212,402               308,364            319,172
Federal Home Loan Bank stock                         2,389,800           2,389,800             2,389,800          2,389,800
Federal Reserve Bank stock                              81,850              81,850                81,850             81,850
Loans held for sale                                    385,000             385,000                   ---                ---
Loans, net                                         188,363,103         195,240,670           185,733,655        195,205,615
Accrued interest receivable                          1,507,335           1,507,335             1,309,246          1,309,246

FINANCIAL LIABILITIES:
Savings deposits                                    46,663,585          46,663,585            42,304,004         42,304,004
Money market and demand deposits                   112,787,111         112,787,111            92,264,956         92,264,956
Time certificates of deposit                       109,231,247         112,006,574           104,004,866        104,375,437
Federal Home Loan Bank Advances                      8,000,000           8,091,330            12,000,000         11,981,393
Securities sold under agreements to repurchase       7,000,000           7,241,231                   ---                ---

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2002 and 2001.

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

NOTE S - OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                                    2002
                                                            ----------------------------------------------------
                                                               BEFORE-TAX       TAX (EXPENSE)        NET-OF-TAX
                                                                   AMOUNT             BENEFIT            AMOUNT
                                                            -------------      ---------------     -------------
Unrealized holding gains arising during the period          $   1,566,755      $      (532,696)    $  1,034,059
Less: reclassification adjustment for gains
  recognized in net income                                       (134,985)              45,895          (89,090)
                                                            --------------     ---------------     -------------
Unrealized holding gain on available for sale
  securities, net of taxes                                  $   1,431,770      $      (486,801)    $    944,969
                                                            ==============     ================    ============

                                                                                    2001
                                                            ----------------------------------------------------
                                                               Before-Tax         Tax (Expense)       Net-of-Tax
                                                                   Amount               Benefit           Amount
                                                            --------------     ----------------    -------------
Unrealized holding gains arising during the period          $     157,847      $       (42,900)          114,947
Less: reclassification adjustment for gains
  recognized in net income                                       (148,090)              40,248          (107,842)
                                                            --------------     ----------------    -------------
Unrealized holding gain on available for sale
  securities, net of taxes                                  $       9,757      $        (2,652)            7,105
                                                            ==============     ================    =============

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL
         INFORMATION


FIRST LITCHFIELD FINANCIAL CORPORATION
CONDENSED BALANCE SHEETS                                                                    YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                            2002                       2001
                                                                                 ---------------             --------------
Assets
Cash and due from banks                                                          $       485,624             $      281,707
Investment in The First National Bank of Litchfield                                   20,629,283                 18,139,979
Other assets                                                                              62,042                     20,472
                                                                                 ---------------              -------------

Total Assets                                                                     $    21,176,949             $   18,442,158
                                                                                 ===============             ==============

Liabilities and Shareholders' Equity
Liabilities:
Other liabilities                                                                $       177,733             $      166,976
                                                                                 ---------------             --------------

Total Liabilities                                                                        177,733                    166,976
                                                                                 ---------------             --------------

Shareholders' equity                                                                  20,999,216                 18,275,182
                                                                                 ---------------             --------------

Total Liabilities and Shareholders' Equity                                       $    21,176,949             $   18,442,158
                                                                                 ===============             ==============

CONDENSED STATEMENTS OF INCOME                                                            YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------

                                                                                             2002                      2001
                                                                                 ----------------             -------------
Dividends from subsidiary                                                        $       684,000             $      695,000
Other expenses, net                                                                       49,433                     60,344
                                                                                 ----------------             -------------
Income before taxes and equity in earnings of subsidiary                                 634,567                    634,656
Income tax benefit                                                                        16,807                     20,472
                                                                                 ----------------             -------------
Income before equity in undistributed earnings of subsidiary                             651,374                    655,128
Equity in undistributed earnings of subsidiary                                         1,544,335                  1,240,114
                                                                                 ----------------             -------------

Net income                                                                       $     2,195,709             $    1,895,242
                                                                                 ================             =============

CONDENSED STATEMENTS OF CASH FLOWS                                                      YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                            2002                      2001
                                                                                  ---------------             -------------
Cash flows from operating activities:
Net Income                                                                       $     2,195,709             $    1,895,242
Adjustments to reconcile net income
    to cash provided by operating activities:
   Equity in undistributed earnings of subsidiary                                     (1,544,335)                 (1,240,114)
   Other, net                                                                              3,793                     85,844
                                                                                 ----------------             -------------
Cash provided by operating activities                                                    655,167                    740,972
                                                                                 ----------------             -------------

Cash flows from financing activities:
   Stock options exercised                                                               219,934                        ---
   Distribution in cash for fractional shares of common stock                             (3,280)                    (2,808)
   Dividends paid on common stock                                                       (667,904)                  (636,186)
                                                                                 ----------------             --------------

   Cash used by financing activities                                                    (451,250)                  (638,994)
                                                                                 ----------------             --------------
   Net increase in cash and cash equivalents                                             203,917                    101,978
Cash and cash equivalents at the beginning of the year                                   281,707                    179,729
                                                                                 ----------------             -------------

Cash and cash equivalents at the end of the year                                 $       485,624             $      281,707
                                                                                 ================             =============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company or the Bank during the 24 month period prior to December 31, 2002, or subsequently.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Company's Definitive Proxy Statement (THE "DEFINITIVE PROXY STATEMENT") for its 2003 Annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement. Equity Compensation Plan information is provided in Item 5 of this Form 10-KSB.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

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

10.2 1994 Stock Option Plan for Officers and Outside Directors, as amended. Exhibit is incorporated by reference to Exhibit 10.2 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

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

10.31 Early Retirement Agreement between Jerome J. Whalen and The First National Bank of Litchfield dated April 2, 2002. Exhibit is incorporated by reference to Exhibit 10.31 set forth in the Company's 10-QSB for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on May 14, 2002.

10.32 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank. Exhibit is incorporated by reference to
             Exhibit 10.32 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.33 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank. Exhibit is incorporated by reference to Exhibit 10.33 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.34 Executive Change in Control Agreement between Philip G. Samponaro and the Company and the Bank. Exhibit is incorporated by reference to Exhibit 10.34 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.35 Executive Change in Control Agreement between John S. Newton and the Company and the Bank. Exhibit is incorporated by reference to
             Exhibit 10.35 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.36 Executive Change in Control Agreement between Revere H. Ferris and the Company and the Bank. Exhibit is incorporated by reference to
             Exhibit 10.36 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.37        Form  of  Employee   Change  in  Control   Agreement.   Exhibit  is
             incorporated by reference to Exhibit 10.37 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.38 The First National Bank of Litchfield Director Incentive Retirement Agreement between Alan B. Magary and the Bank dated December 19, 2002.

10.39 The First National Bank of Litchfield Director Incentive Retirement Agreement between Gregory S. Oneglia and the Bank dated December 19, 2002.

10.40        The  First   National  Bank  of  Litchfield   Executive   Incentive
             Retirement Agreement between Joseph J. Greco and the Bank dated December 19, 2002.

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




B.           REPORTS ON FORM 8-K

             1. The Company filed a Form 8-K on November 26, 2002 to report that the Company's Board of Directors declared a 5% stock dividend to be paid on December 31, 2002 to stockholders of record as of December 13, 2002. Also reported was the approval of a quarterly cash dividend of $ .10 per share to be paid on January 27, 2003 to stockholders of record as of January 6, 2003.

             2. The Company filed a Form 8-K on February 27, 2003 to report that the Company's Board of Directors declared a quarterly cash dividend of $.10 per share to be paid on April 25, 2003 to stockholders of record as of March 11, 2003.

ITEM 14. CONTROLS AND PROCEDURES RELATED TO THE DISCLOSURE OF FINANCIAL INFORMATION

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

Dated:  March 27, 2003                    FIRST LITCHFIELD FINANCIAL CORPORATION


                                            By:   /S/ JOSEPH J. GRECO
                                              --------------------------------
                                                Joseph J. Greco, President and
                                                Chief Executive Officer


Dated:  March 27, 2003                      By:  /S/ CARROLL A. PEREIRA
                                                -----------------------------
                                                   Carroll A. Pereira,
                                                Principal Accounting Officer
                                                and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                             Title                           Date
----                             -----                           ----

/s/ JOSEPH J. GRECO              President, Chief Executive      March 27, 2003
----------------------------
Joseph J. Greco                  Officer and Director

/s/ CLAYTON L. BLICK             Director                        March 27, 2003
----------------------------
Clayton L. Blick


/s/ BERNICE D. FUESSENICH        Director                        March 27, 2003
----------------------------
Bernice D. Fuessenich

/s/ PERLEY H. GRIMES, JR.        Director                        March 27, 2003
----------------------------
Perley H. Grimes, Jr.

/s/ THOMAS A. KENDALL            Director                        March 27, 2003
----------------------------
Thomas A. Kendall

/s/GEORGE M. MADSEN              Director                        March 27, 2003
----------------------------
George M. Madsen

/s/ ALAN B. MAGARY               Director                        March 27, 2003
----------------------------
Alan B. Magary

/s/ GREGORY S. ONEGLIA           Director                        March 27, 2003
----------------------------
Gregory Oneglia

/s/ CHARLES E. ORR               Director                        March 27, 2003
----------------------------
Charles E. Orr

/s/ WILLIAM J. SWEETMAN          Director                        March 27, 2003
----------------------------
William J. Sweetman

/s/ H. RAY UNDERWOOD             Director                        March 27, 2003
----------------------------
H. Ray Underwood

/s/ PATRICIA D. WERNER           Director                        March 27, 2003
----------------------------
Patricia D. Werner

Exhibit No. 10.38

                      THE FIRST NATIONAL BANK OF LITCHFIELD
                     DIRECTOR INCENTIVE RETIREMENT AGREEMENT

     THIS AGREEMENT is made this 19th day of December, 2002, by and between The First National Bank of Litchfield, a national bank, located in Litchfield, Connecticut (the "Company"), and ALAN B. MAGARY (the "Director").

                                  INTRODUCTION

     In an effort to reward past service, encourage continued service on the Company's Board of Directors, and as a method to attract future Directors, the Company is willing to provide to the Director a deferred incentive opportunity. The company will pay the benefits from its general assets.

                                    AGREEMENT

     The Director and the Company agree as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     1.1. DEFINITIONS. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1 "ANNUAL FEES" means the Board of Director retainer fees, the Board of Director meeting fees and the Board of Director committee fees earned by the Director during the Plan Year.

          1.1.2 "CHANGE OF CONTROL" means a reorganization, merger, consolidation or sale of substantially all of the assets of the Company, or a similar transaction in which the Company is not the resulting entity; or individuals who constitute the Incumbent Board (as herein defined) of the Company cease for any reason to constitute a majority thereof. For these purposes, "Incumbent Board" means the members of the Board of Directors of the Company on the effective date of the Plan, provided that any person becoming a member of the Board of Directors subsequent to such effective date, whose election was approved by a vote of at least three-quarters of the members of the Board of Directors comprising the Incumbent board, or whose nomination for election by members of stockholders was approved by the same nominating committee serving under an Incumbent Board, shall be considered as though he were a member of the Incumbent Board.

          1.1.3 "CODE" means the Internal Revenue Code of 1986, as amended.

          1.1.4 "DEFERRAL ACCOUNT" means the Company's accounting of the Director's accumulated Deferrals plus accrued interest.

          1.1.5   "DISABILITY"   means  the  Director's   inability  to  perform
     substantially all normal duties of the Director's position, as determined by the Company's Board of Directors in its sole discretion.

As a condition to any benefits, the Company may require the Director to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

          1.1.6 "EARLY RETIREMENT DATE" means the date that the Director has terminated service before his 72nd birthday provided he has completed at least 10 Years of Service.

          1.1.7 "EARNINGS" means the Company's reported Net Income after taxes.

          1.1.8 "EARNINGS GROWTH" means the percentage change in the Company's Earnings over a one-year period, measured on December 31 of each year.

          1.1.9 "EFFECTIVE DATE" means the date first written above.

          1.1.10 "ELECTION FORM" means the Form attached as Exhibit 1.

          1.1.11 "EXTRAORDINARY ITEMS" means those items recognized by Generally Accepted Accounting Principles as extraordinary that substantially affect shareholder equity and/or the Company's assets. Examples of such items are mergers, acquisitions, stock splits and other items of that nature.

          1.1.12 "GROWTH OF STOCK RATE" means the percentage change in the Company's fair market value common stock price ("Stock Price") over a one year period, measured on December 31 of each year, with a guaranteed minimum of 4% and a maximum of 15%, cumulatively.

          1.1.13 "RETURN ON EQUITY" means the Company's Earnings, adjusted for Extraordinary Items, divided by the Company's common stock equity at the end of the same fiscal year.

          1.1.14 "NORMAL RETIREMENT AGE" means the Director's 72nd birthday.

          1.1.15 "NORMAL RETIREMENT DATE" means the later of the Normal Retirement Age or Termination of Service.

          1.1.16 "PLAN YEAR" means the calendar year. The initial Plan Year shall be a short Plan Year commencing on the Effective Date and ending on December 31 of the same year.

          1.1.17 "TERMINATION OF SERVICE" means the Director ceasing to be a member of the Company's Board of Directors for any reason whatsoever.

          1.1.18 "YEARS OF SERVICE" means the total number of twelve-month periods during which the Director served on the Company's Board of Directors on a full-time basis, inclusive of any approved leave of absence.

                                    ARTICLE 2
                                    INCENTIVE

     2.1 INCENTIVE AWARD. Return on Equity (the "ROE") and Earnings Growth determined as of December 31 of each plan year shall determine the Director's Incentive Award Percentage, in accordance with the attached Schedule A. The chart on Schedule A is specifically subject to change annually at the sole discretion of the Company's Board of Directors. The Incentive Award is calculated annually by taking the Director's Annual Fees for the Plan Year in which the ROE and Earnings Growth was calculated times the Incentive Award Percentage.

     2.2 INCENTIVE DEFERRAL. On March 1 following each Plan Year, the Company shall declare and pay the Incentive Award in the form of compensation and the Director shall defer such amount to the Deferral Account.

                                    ARTICLE 3
                                DEFERRAL ACCOUNT

     3.1 ESTABLISHING AND CREDITING. The Company shall establish a Deferral Account on its books for the Director, and shall credit to the Deferral Account the following amounts:

          3.1.1 DEFERRALS. The Incentive Deferral as determined under Article 2.

          3.1.2 INTEREST. On March 1 following each Plan Year and immediately prior to the payment of any benefits, interest on the account balance since the preceding credit under this Section 3.1.2, at an annual rate, compounded annually, equal to the Growth of Stock Rate for the same period.

          3.2 STATEMENT OF ACCOUNTS. The Company shall provide to the Director, within one hundred twenty (120) days after each Plan Year, a statement setting for the Deferral Account balance.

          3.3 ACCOUNTING DEVICE ONLY. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Director is a general unsecured creditor of the Company for the payment of benefits. The benefits represent the mere company promise to pay such benefits. The Director's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.

          3.4 HARDSHIP. If an unforeseeable financial emergency arising from the death of a family member, divorce, sickness, injury, catastrophe or similar event outside the control of the Director occurs, the Director, by written instructions to the Company, may reduce future deferrals under this Agreement.

                                    ARTICLE 4
                                LIFETIME BENEFITS

     4.1 NORMAL RETIREMENT BENEFIT. If the Director terminates service on or after the Normal Retirement Age for reasons other than death, the Company shall pay to the Director the benefit described in this Section 4.1 in lieu of any other benefit under this Agreement.

          4.1.1 AMOUNT OF BENEFIT. The benefit under this Section 4.1 is the Deferral Account balance on the Director's Normal Retirement Date.

          4.1.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director commencing on the first day of the month following the Director's Normal Retirement Date in the form elected by the Director on the Election Form. If the Director elects to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Director's Termination of Service.

     4.2 EARLY RETIREMENT BENEFIT. If the Director terminates service on or after the Early Retirement Date and before the Normal Retirement Age, and for reasons other than Change of Control, death or Disability, the Company shall pay to the Director the benefit described in this 4.2 in lieu of any other benefit under this Agreement.

          4.2.1 AMOUNT OF BENEFIT. The benefit under this Section 4.2 is the Deferral Account balance on the Director's Early Retirement Date.

          4.2.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director in the form and on the date elected by the Director on the Election Form. If the Director elects the Deferred Payment Option or to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Director's Termination Service.

          4.2.3 DEFERRED PAYMENT OPTION. Under this Section 4.2, the Director may elect to defer payment of his Early Retirement Benefit until the date elected by the Director on the Election Form, not to exceed the first day of the month following his Normal Retirement Age.

     4.3 EARLY TERMINATION BENEFIT. If the Director terminates service before the Early Retirement Age or Normal Retirement Age for reasons other than Change of Control, death or Disability, the Company shall pay to the Director the benefit described in the 4.3 in lieu of any other benefits under this agreement.

          4.3.1  AMOUNT OF BENEFIT.  The benefit  under this  Section 4.3 is the
     vested  portion  of  the  Deferral   Account   balance  on  the  Director's
     Termination of Service.

          4.3.2 VESTING OF AWARDS. For purposes of this Section 4.3, Incentive Awards will vest 20% per year from the date the award was declared. The Interest credited to each Incentive Award will also vest 20% per year from the date the award was declared.

          4.3.3 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director in a single lump sum within 60 days after Termination of Service.

         4.4 DISABILITY BENEFIT. If the Director terminates service for Disability prior to the Early Retirement Age or Normal Retirement Age, the Company shall pay to the Director the benefit described in this Section 4.4 in lieu of any other benefit under this Agreement.

          4.4.1 AMOUNT OF BENEFIT. The benefit under this Section 4.4 is the Deferral Account balance at Termination of Service.

          4.4.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director commencing on the first day of the month following the Director's Normal Retirement Age in the form elected by the Director on the Election Form. If the Director elects to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Director's Termination of Service.

     4.5 CHANGE OF CONTROL BENEFIT. Upon a Change of Control while the Director is in the active service of the Company, the Company shall pay to the Director the benefit described in this Section 4.5 in lieu of any other benefit under this Agreement.

          4.5.1 AMOUNT OF BENEFIT. The benefit under Section 4.5 is the Deferral Account balance on the date of the Director's Termination of Service.

          4.5.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director in a lump-sum payment no later than 60 days after the Director's Termination of Service.

     4.6 HARDSHIP DISTRIBUTION. Upon the Company's determination (following petition by the Director) that the Director has suffered an unforeseeable financial emergency as described in Section 3.4, the Company shall distribute to the Director 100% of the vested portion of the Deferral Account balance.

                                    ARTICLE 5
                                 DEATH BENEFITS

     5.1 DEATH DURING ACTIVE SERVICE. If the Director dies while in the active service of the Company, the Company shall pay to the Director's beneficiary the benefit described in this Section 5.1.

          5.1.1 AMOUNT OF BENEFIT. The benefit under Section 5.1 is the greater of the Deferral Account balance or $35,000.

          5.1.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the beneficiary in the form elected by the Director on the Election Form. If the Director elects payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section
     3.1.2 on the date of the Director's Termination of Service.

     5.2 DEATH DURING BENEFIT PERIOD. If the Director dies after benefit payments have commenced under this agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Director's beneficiary at the same time and in the same amounts they would have been paid to the Director had the Director survived.

     5.3 DEATH AFTER TERMINATION OF SERVICE BUT BEFORE BENEFIT PAYMENTS COMMENCE. If the Director is entitled to benefit payments under this Agreement, but dies prior to the commencement of said benefit payments, the Company shall pay the benefit payments to the Director's beneficiary that the Director was entitled to prior to death except that the benefit payments shall commence on the first day of the month following the date of the Director's death.

                                    ARTICLE 6
                                  BENEFICIARIES

     6.1 BENEFICIARY DESIGNATIONS. The Director shall designate a beneficiary by filing a written designation with the Company. The Director may revoke or modify the designation at any time by filing a new designation. However, the designations will only be effective if signed by the Director and accepted by the Company during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's estate in a lump sum.

     6.2 FACILITY OF PAYMENT. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                    ARTICLE 7
                               GENERAL LIMITATIONS

     Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement:

     7.1 EXCESS PARACHUTE PAYMENT. To the extent the benefit would create an excise tax under the excess parachute rules of Section 280G of the Code.

     7.2 SUICIDE. If the Director commits suicide within two years after the date of this Agreement, or if the Director has made any material misstatement of fact on any application for life insurance purchased by the Company.

                                    ARTICLE 8
                          CLAIMS AND REVIEW PROCEDURES

     8.1 CLAIMS PROCEDURE. The Company shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety
(90) days of Claimant's written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     8.2 REVIEW PROCEDURE. If the Claimant is determined by the Company not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Claimant (and Counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Claimant.

                                    ARTICLE 9
                           AMENDMENTS AND TERMINATION

     This Agreement may be amended or terminated only by a written agreement signed by the Company.

                                   ARTICLE 10
                                  MISCELLANEOUS

     10.1  BINDING  EFFECT.  This  Agreement  shall  bind the  Director  and the
Company,   and   their   beneficiaries,    survivors,   executors,   successors,
administrators and transferees.

     10.2 NO GUARANTEE OF SERVICE. This Agreement is not a contact for services. It does not give the Director the right to remain a Director of the Company, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a Director nor interfere with the Director's right to terminate services at any time.

     10.3 NON-TRANSFERABILITY. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     10.4 REORGANIZATION. The Company shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm or person unless such succeeding or continuing company, firm, or person agrees to assume and discharge the obligations of the Company under this Agreement. Upon the occurrence of such event, the term "Company" as used in this Agreement shall be deemed to refer to the successor or survivor company.

     10.5 TAX WITHHOLDING. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     10.6 APPLICABLE LAW. The Plan and all rights hereunder shall be governed by and construed according to the laws of Connecticut, except to the extent preempted by the laws of the United States of America.

     10.7 UNFUNDED ARRANGEMENT. The Director and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Director's life is a general asset of the Company to which the Director and beneficiary have no preferred or secured claim.

     10.8 RECOVERY OF ESTATE TAXES. If the Director's gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than the Director's estate, then the Director's estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by the Director's estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in the Director's gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person. In the event the beneficiary has a liability hereunder, the beneficiary may petition the Company for a lump sum payment in an amount not to exceed the beneficiary's liability hereunder.

     10.9 ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the Company and the Director as to the subject matter hereof. No rights are granted to the Director by virtue of this Agreement other than those specifically set forth herein.

     10.10 ADMINISTRATION. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

                10.10.1  Interpreting the provisions of the Agreement;
                10.10.2 Establishing and revising the method of accounting for the Agreement;
                10.10.3  Maintaining a record of benefit payments; and
                10.10.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

10.11 DESIGNATED FIDUCIARY. For purposes of the Employee Retirement Income Security Act of 1974, if applicable, the Company shall be the named fiduciary and plan administrator under the Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the service of advisors and the delegation of ministerial duties to qualified individuals.

     IN WITNESS WHEREOF, the Director and a duly authorized Company officer have signed this Agreement.

DIRECTOR:                                COMPANY:

                                         The First National Bank of Litchfield


s/s/ ALAN B. MAGARY                      BY    /s/ JOSEPH J. GRECO
---------------------------                 ---------------------------------
ALAN B. MAGARY                                 JOSEPH J. GRECO
                                         TITLE  PRESIDENT AND CHIEF EXECUTIVE
                                         OFFICER

                                  EXHIBIT 1 TO
                     DIRECTOR INCENTIVE RETIREMENT AGREEMENT

                           NORMAL RETIREMENT BENEFITS
I elect to receive my Normal Retirement Benefits under Section 4.1.2 of the Agreement in the following form:
[INITIAL ONE]

___     Lump sum

ABM     Equal monthly installments for 120 months.
___

                            EARLY RETIREMENT BENEFITS
I elect to receive my Early Retirement Benefits under Section 4.2.2 of the Agreement in the following form:
[INITIAL ONE]

___ Lump sum, payable on the first day of the month following my Early Retirement Date.

___     Deferred Lump sum, payable on __________________________.

ABM     Equal monthly installments for 120 months commencing on the first day of
___     the month following my Early Retirement Date.


___     Deferred Equal monthly installments for 120 months commencing on
        ________________________.

                               DISABILITY BENEFITS
I elect to receive my Disability Benefits under Section 4.4.2 of the Agreement in the following form:
[INITIAL ONE]

___     Lump sum

ABM     Equal monthly installments for 120 months.
___

                                 DEATH BENEFITS
I elect to have my Death Benefit paid under Section 5.1.2 of the Agreement in the following form:
[INITIAL ONE]

ABM     Lump Sum
___

___     Equal monthly installments for 120 months.


Signature     /s/ ALAN B. MAGARY
           -------------------------------------------

Date:        12-19-02
      ------------------------------------------------

Accepted by the Company this 19 day of DECEMBER, 2002.

By         /s/ JOSEPH J. GRECO
     -------------------------------------------------

Title      PRESIDENT AND CHIEF EXECUTIVE OFFICER
     -------------------------------------------------

                             BENEFICIARY DESIGNATION


                      The First National Bank of Litchfield
                     DIRECTOR INCENTIVE RETIREMENT AGREEMENT


                                 ALAN B. MAGARY


I designate the following as beneficiary of any death benefits under the Director Incentive Retirement Agreement.

Primary:                 SUSAN B. MAGARY
          ----------------------------------------------------------------------

--------------------------------------------------------------------------------

Contingent:              ALEXANDER C. MAGARY, AMANDA B. MAGARY AND ANDREW S.
                         MAGARY, JOINTLY & SEVERALLY
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE: TO NAME A TRUST AS BENEFICIARY,PLEASE PROVIDE THE NAME OF THE TRUSTEE(S) AND THE EXACT NAME AND DATE OF THE TRUST AGREEMENT.


I understand that I may change these beneficiary designations by filing a new written designation with the Company. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary and our marriage is subsequently dissolved.




Signature        /s/ ALAN B. MAGARY
           ------------------------------------------

Date             12-19-02
       ----------------------------------------------

Accepted by the Company this 19 day of DECEMBER, 2002.

By          /s/ JOSEPH J. GRECO
     ------------------------------------------------

Title      PRESIDENT AND CHIEF EXECUTIVE OFFICER
     ------------------------------------------------

                  SCHEDULE A


                                       Deferred Bonus as a % of Annual Fees
                               -------------------------------------------------
              14.0%             34.5     37.8     40.8     43.9    47.1     50.2

              13.0%             32.3     34.9     38.2     41.1    44.0     47.0

              12.0%             30.1     32.6     35.5     38.3    41.0     43.7

 Earnings     11.0%             27.8     30.3     32.9     35.4    38.0     40.5

 Growth       10.0%             25.6     28.0     30.3     32.6    34.9     37.2

               9.0%             23.4     25.8     27.6     29.8    31.9     34.0

               8.0%             21.2     22.5     25.0     26.9    28.8     30.8

               7.0%             18.9     19.6     22.4     24.1    25.8     27.5

               6.0%             16.7     17.6     19.7     21.3    22.8     24.3

               5.0%             14.5     15.8     17.1     18.4    19.7     21.1
                               -------------------------------------------------
                               11.0%    12.0%    13.0%    14.0%   15.0%    16.0%

                                               RETURN ON EQUITY



                                   SCHEDULE B


                                           PROJECTED ACCOUNT
           NAME                        BALANCE AT RETIREMENT
     -------------------------------------------------------
           Alan B. Magary                            $35,000

     -------------------------------------------------------

      ------------------------------------------------------

      ------------------------------------------------------

      ------------------------------------------------------

      ------------------------------------------------------

      ------------------------------------------------------

      ------------------------------------------------------

Exhibit No. 10.39

                      THE FIRST NATIONAL BANK OF LITCHFIELD
                     DIRECTOR INCENTIVE RETIREMENT AGREEMENT

     THIS AGREEMENT is made this 19th day of December, 2002, by and between The First National Bank of Litchfield, a national bank, located in Litchfield, Connecticut (the "Company"), and GREGORY ONEGLIA (the "Director").

                                  INTRODUCTION

     In an effort to reward past service, encourage continued service on the Company's Board of Directors, and as a method to attract future Directors, the Company is willing to provide to the Director a deferred incentive opportunity. The company will pay the benefits from its general assets.

                                    AGREEMENT

     The Director and the Company agree as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     1.1. DEFINITIONS. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1 "ANNUAL FEES" means the Board of Director retainer fees, the Board of Director meeting fees and the Board of Director committee fees earned by the Director during the Plan Year.

          1.1.2 "CHANGE OF CONTROL" means a reorganization, merger, consolidation or sale of substantially all of the assets of the Company, or a similar transaction in which the Company is not the resulting entity; or individuals who constitute the Incumbent Board (as herein defined) of the Company cease for any reason to constitute a majority thereof. For these purposes, "Incumbent Board" means the members of the Board of Directors of the Company on the effective date of the Plan, provided that any person becoming a member of the Board of Directors subsequent to such effective date, whose election was approved by a vote of at least three-quarters of the members of the Board of Directors comprising the Incumbent board, or whose nomination for election by members of stockholders was approved by the same nominating committee serving under an Incumbent Board, shall be considered as though he were a member of the Incumbent Board.

          1.1.3 "CODE" means the Internal Revenue Code of 1986, as amended.

          1.1.4 "DEFERRAL ACCOUNT" means the Company's accounting of the Director's accumulated Deferrals plus accrued interest.

          1.1.5   "DISABILITY"   means  the  Director's   inability  to  perform
     substantially all normal duties of the Director's position, as determined by the Company's Board of Directors in its sole discretion.

As a condition to any benefits, the Company may require the Director to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

          1.1.6 "EARLY RETIREMENT DATE" means the date that the Director has terminated service before his 72nd birthday provided he has completed at least 10 Years of Service.

          1.1.7 "EARNINGS" means the Company's reported Net Income after taxes.

          1.1.8 "EARNINGS GROWTH" means the percentage change in the Company's Earnings over a one-year period, measured on December 31 of each year.

          1.1.9 "EFFECTIVE DATE" means the date first written above.

          1.1.10 "ELECTION FORM" means the Form attached as Exhibit 1.

          1.1.11 "EXTRAORDINARY ITEMS" means those items recognized by Generally Accepted Accounting Principles as extraordinary that substantially affect shareholder equity and/or the Company's assets. Examples of such items are mergers, acquisitions, stock splits and other items of that nature.

          1.1.12 "GROWTH OF STOCK RATE" means the percentage change in the Company's fair market value common stock price ("Stock Price") over a one year period, measured on December 31 of each year, with a guaranteed minimum of 4% and a maximum of 15%, cumulatively.

          1.1.13 "RETURN ON EQUITY" means the Company's Earnings, adjusted for Extraordinary Items, divided by the Company's common stock equity at the end of the same fiscal year.

          1.1.14 "NORMAL RETIREMENT AGE" means the Director's 72nd birthday.

          1.1.15 "NORMAL RETIREMENT DATE" means the later of the Normal Retirement Age or Termination of Service.

          1.1.16 "PLAN YEAR" means the calendar year. The initial Plan Year shall be a short Plan Year commencing on the Effective Date and ending on December 31 of the same year.

          1.1.17 "TERMINATION OF SERVICE" means the Director ceasing to be a member of the Company's Board of Directors for any reason whatsoever.

          1.1.18 "YEARS OF SERVICE" means the total number of twelve-month periods during which the Director served on the Company's Board of Directors on a full-time basis, inclusive of any approved leave of absence.

                                    ARTICLE 2
                                    INCENTIVE

     2.1 INCENTIVE AWARD. Return on Equity (the "ROE") and Earnings Growth determined as of December 31 of each plan year shall determine the Director's Incentive Award Percentage, in accordance with the attached Schedule A. The chart on Schedule A is specifically subject to change annually at the sole discretion of the Company's Board of Directors. The Incentive Award is calculated annually by taking the Director's Annual Fees for the Plan Year in which the ROE and Earnings Growth was calculated times the Incentive Award Percentage.

     2.2 INCENTIVE DEFERRAL. On March 1 following each Plan Year, the Company shall declare and pay the Incentive Award in the form of compensation and the Director shall defer such amount to the Deferral Account.

                                    ARTICLE 3
                                DEFERRAL ACCOUNT

     3.1 ESTABLISHING AND CREDITING. The Company shall establish a Deferral Account on its books for the Director, and shall credit to the Deferral Account the following amounts:

          3.1.1 DEFERRALS. The Incentive Deferral as determined under Article 2.

          3.1.2 INTEREST. On March 1 following each Plan Year and immediately prior to the payment of any benefits, interest on the account balance since the preceding credit under this Section 3.1.2, at an annual rate, compounded annually, equal to the Growth of Stock Rate for the same period.

          3.2 STATEMENT OF ACCOUNTS. The Company shall provide to the Director, within one hundred twenty (120) days after each Plan Year, a statement setting for the Deferral Account balance.

          3.3 ACCOUNTING DEVICE ONLY. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Director is a general unsecured creditor of the Company for the payment of benefits. The benefits represent the mere company promise to pay such benefits. The Director's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.

          3.4 HARDSHIP. If an unforeseeable financial emergency arising from the death of a family member, divorce, sickness, injury, catastrophe or similar event outside the control of the Director occurs, the Director, by written instructions to the Company, may reduce future deferrals under this Agreement.

                                    ARTICLE 4
                                LIFETIME BENEFITS

     4.1 NORMAL RETIREMENT BENEFIT. If the Director terminates service on or after the Normal Retirement Age for reasons other than death, the Company shall pay to the Director the benefit described in this Section 4.1 in lieu of any other benefit under this Agreement.

          4.1.1 AMOUNT OF BENEFIT. The benefit under this Section 4.1 is the Deferral Account balance on the Director's Normal Retirement Date.

          4.1.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director commencing on the first day of the month following the Director's Normal Retirement Date in the form elected by the Director on the Election Form. If the Director elects to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Director's Termination of Service.

     4.2 EARLY RETIREMENT BENEFIT. If the Director terminates service on or after the Early Retirement Date and before the Normal Retirement Age, and for reasons other than Change of Control, death or Disability, the Company shall pay to the Director the benefit described in this 4.2 in lieu of any other benefit under this Agreement.

          4.2.1 AMOUNT OF BENEFIT. The benefit under this Section 4.2 is the Deferral Account balance on the Director's Early Retirement Date.

          4.2.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director in the form and on the date elected by the Director on the Election Form. If the Director elects the Deferred Payment Option or to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Director's Termination Service.

          4.2.3 DEFERRED PAYMENT OPTION. Under this Section 4.2, the Director may elect to defer payment of his Early Retirement Benefit until the date elected by the Director on the Election Form, not to exceed the first day of the month following his Normal Retirement Age.

     4.3 EARLY TERMINATION BENEFIT. If the Director terminates service before the Early Retirement Age or Normal Retirement Age for reasons other than Change of Control, death or Disability, the Company shall pay to the Director the benefit described in the 4.3 in lieu of any other benefits under this agreement.

          4.3.1  AMOUNT OF BENEFIT.  The benefit  under this  Section 4.3 is the
     vested  portion  of  the  Deferral   Account   balance  on  the  Director's
     Termination of Service.

          4.3.2 VESTING OF AWARDS. For purposes of this Section 4.3, Incentive Awards will vest 20% per year from the date the award was declared. The Interest credited to each Incentive Award will also vest 20% per year from the date the award was declared.

          4.3.3 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director in a single lump sum within 60 days after Termination of Service.

     4.4 DISABILITY BENEFIT. If the Director terminates service for Disability prior to the Early Retirement Age or Normal Retirement Age, the Company shall pay to the Director the benefit described in this Section 4.4 in lieu of any other benefit under this Agreement.

          4.4.1 AMOUNT OF BENEFIT. The benefit under this Section 4.4 is the Deferral Account balance at Termination of Service.

          4.4.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director commencing on the first day of the month following the Director's Normal Retirement Age in the form elected by the Director on the Election Form. If the Director elects to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Director's Termination of Service.

     4.5 CHANGE OF CONTROL BENEFIT. Upon a Change of Control while the Director is in the active service of the Company, the Company shall pay to the Director the benefit described in this Section 4.5 in lieu of any other benefit under this Agreement.

          4.5.1 AMOUNT OF BENEFIT. The benefit under Section 4.5 is the Deferral Account balance on the date of the Director's Termination of Service.

          4.5.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Director in a lump-sum payment no later than 60 days after the Director's Termination of Service.

     4.6 HARDSHIP DISTRIBUTION. Upon the Company's determination (following petition by the Director) that the Director has suffered an unforeseeable financial emergency as described in Section 3.4, the Company shall distribute to the Director 100% of the vested portion of the Deferral Account balance.

                                    ARTICLE 5
                                 DEATH BENEFITS

     5.1 DEATH DURING ACTIVE SERVICE. If the Director dies while in the active service of the Company, the Company shall pay to the Director's beneficiary the benefit described in this Section 5.1.

          5.1.1 AMOUNT OF BENEFIT. The benefit under Section 5.1 is the greater of the Deferral Account balance or the projected retirement benefit as per the attached Schedule B.

          5.1.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the beneficiary in the form elected by the Director on the Election Form. If the Director elects payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section
     3.1.2 on the date of the Director's Termination of Service.

     5.2 DEATH DURING BENEFIT PERIOD. If the Director dies after benefit payments have commenced under this agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Director's beneficiary at the same time and in the same amounts they would have been paid to the Director had the Director survived.

     5.3 DEATH AFTER TERMINATION OF SERVICE BUT BEFORE BENEFIT PAYMENTS COMMENCE. If the Director is entitled to benefit payments under this Agreement, but dies prior to the commencement of said benefit payments, the Company shall pay the benefit payments to the Director's beneficiary that the Director was entitled to prior to death except that the benefit payments shall commence on the first day of the month following the date of the Director's death.

                                    ARTICLE 6
                                  BENEFICIARIES

     6.1 BENEFICIARY DESIGNATIONS. The Director shall designate a beneficiary by filing a written designation with the Company. The Director may revoke or modify the designation at any time by filing a new designation. However, the designations will only be effective if signed by the Director and accepted by the Company during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's estate in a lump sum.

     6.2 FACILITY OF PAYMENT. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                    ARTICLE 7
                               GENERAL LIMITATIONS

     Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement:

     7.1 EXCESS PARACHUTE PAYMENT. To the extent the benefit would create an excise tax under the excess parachute rules of Section 280G of the Code.

     7.2 SUICIDE. If the Director commits suicide within two years after the date of this Agreement, or if the Director has made any material misstatement of fact on any application for life insurance purchased by the Company.

                                    ARTICLE 8
                          CLAIMS AND REVIEW PROCEDURES

     8.1 CLAIMS PROCEDURE. The Company shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety
(90) days of Claimant's written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     8.2 REVIEW PROCEDURE. If the Claimant is determined by the Company not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Claimant (and Counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Claimant.

                                    ARTICLE 9
                           AMENDMENTS AND TERMINATION

     This Agreement may be amended or terminated only by a written agreement signed by the Company.

                                   ARTICLE 10
                                  MISCELLANEOUS

     10.1  BINDING  EFFECT.  This  Agreement  shall  bind the  Director  and the
Company,   and   their   beneficiaries,    survivors,   executors,   successors,
administrators and transferees.

     10.2 NO GUARANTEE OF SERVICE. This Agreement is not a contact for services. It does not give the Director the right to remain a Director of the Company, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a Director nor interfere with the Director's right to terminate services at any time.

     10.3 NON-TRANSFERABILITY. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     10.4 REORGANIZATION. The Company shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm or person unless such succeeding or continuing company, firm, or person agrees to assume and discharge the obligations of the Company under this Agreement. Upon the occurrence of such event, the term "Company" as used in this Agreement shall be deemed to refer to the successor or survivor company.

     10.5 TAX WITHHOLDING. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     10.6 APPLICABLE LAW. The Plan and all rights hereunder shall be governed by and construed according to the laws of Connecticut, except to the extent preempted by the laws of the United States of America.

     10.7 UNFUNDED ARRANGEMENT. The Director and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Director's life is a general asset of the Company to which the Director and beneficiary have no preferred or secured claim.

     10.8 RECOVERY OF ESTATE TAXES. If the Director's gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than the Director's estate, then the Director's estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by the Director's estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in the Director's gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person. In the event the beneficiary has a liability hereunder, the beneficiary may petition the Company for a lump sum payment in an amount not to exceed the beneficiary's liability hereunder.

     10.9 ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the Company and the Director as to the subject matter hereof. No rights are granted to the Director by virtue of this Agreement other than those specifically set forth herein.

     10.10 ADMINISTRATION. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

                10.10.1  Interpreting the provisions of the Agreement;
                10.10.2 Establishing and revising the method of accounting for the Agreement;
                10.10.3  Maintaining a record of benefit payments; and
                10.10.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

     10.11 DESIGNATED FIDUCIARY. For purposes of the Employee Retirement Income Security Act of 1974, if applicable, the Company shall be the named fiduciary and plan administrator under the Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the service of advisors and the delegation of ministerial duties to qualified individuals.

     IN WITNESS WHEREOF, the Director and a duly authorized Company officer have signed this Agreement.

DIRECTOR:                              COMPANY:

                                       The First National Bank of Litchfield


S/s/ GREGORY S. ONEGLIA                BY    /S/ JOSEPH J. GRECO
-----------------------                   -----------------------------------
GREGORY ONEGLIA                              JOSEPH J. GRECO
                                       TITLE  PRESIDENT AND CHIEF EXECUTIVE
                                       OFFICER

                                  EXHIBIT 1 TO
                     DIRECTOR INCENTIVE RETIREMENT AGREEMENT

                           NORMAL RETIREMENT BENEFITS
I elect to receive my Normal Retirement Benefits under Section 4.1.2 of the Agreement in the following form:
[INITIAL ONE]

GSO     Lump sum
___

___     Equal monthly installments for 120 months.

                            EARLY RETIREMENT BENEFITS
I elect to receive my Early Retirement Benefits under Section 4.2.2 of the Agreement in the following form:
[INITIAL ONE]

GSO     Lump  sum,  payable  on the first day of the month  following  my  Early
___     Retirement Date.

___     Deferred Lump sum, payable on __________________________.

___ Equal monthly installments for 120 months commencing on the first day of the month following my Early Retirement Date.

___     Deferred Equal monthly installments for 120 months commencing on
        ________________________.

                               DISABILITY BENEFITS
I elect to receive my Disability Benefits under Section 4.4.2 of the Agreement in the following form:
[INITIAL ONE]

GSO     Lump sum
___

___     Equal monthly installments for 120 months.

                                 DEATH BENEFITS
I elect to have my Death Benefit paid under Section 5.1.2 of the Agreement in the following form:
[INITIAL ONE]

GSO      Lump Sum
___

___      Equal monthly installments for 120 months.


Signature     /s/ GREGORY S. ONEGLIA
           --------------------------------------

Date:        12-19-02
      -------------------------------------------

Accepted by the Company this 19 day of DECEMBER, 2002.

By         /S/ JOSEPH J. GRECO
     --------------------------------------------

Title      PRESIDENT AND CHIEF EXECUTIVE OFFICER
     --------------------------------------------

                             BENEFICIARY DESIGNATION


                      The First National Bank of Litchfield
                     DIRECTOR INCENTIVE RETIREMENT AGREEMENT


                                 GREGORY ONEGLIA


I designate the following as beneficiary of any death benefits under the Director Incentive Retirement Agreement.

Primary:                 CATHERINE S. ONEGLIA
          ----------------------------------------------------------------------

--------------------------------------------------------------------------------

Contingent:              JESSICA TRAVELSTEAD, THOMAS ONEGLIA, DANIEL ONEGLIA,
                         CHRISTINA ONEGLIA, MATTHEW ONEGLIA
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE: TO NAME A TRUST AS BENEFICIARY,PLEASE PROVIDE THE NAME OF THE TRUSTEE(S) AND THE EXACT NAME AND DATE OF THE TRUST AGREEMENT.


I understand that I may change these beneficiary designations by filing a new written designation with the Company. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary and our marriage is subsequently dissolved.




Signature        /s/ GREGORY S. ONEGLIA
           ------------------------------------------

Date             12-19-02
       ----------------------------------------------

Accepted by the Company this 19 day of DECEMBER, 2002.

By          /S/ JOSEPH J. GRECO
     ------------------------------------------------

Title      PRESIDENT AND CHIEF EXECUTIVE OFFICER
     ------------------------------------------------

                                   SCHEDULE A



                                     Deferred Bonus as a % of Annual Fees
                              -------------------------------------------------
             14.0%             34.5     37.8     40.8     43.9    47.1     50.2

             13.0%             32.3     34.9     38.2     41.1    44.0     47.0

             12.0%             30.1     32.6     35.5     38.3    41.0     43.7

Earnings     11.0%             27.8     30.3     32.9     35.4    38.0     40.5

  Growth     10.0%             25.6     28.0     30.3     32.6    34.9     37.2

              9.0%             23.4     25.8     27.6     29.8    31.9     34.0

              8.0%             21.2     22.5     25.0     26.9    28.8     30.8

              7.0%             18.9     19.6     22.4     24.1    25.8     27.5

              6.0%             16.7     17.6     19.7     21.3    22.8     24.3

              5.0%             14.5     15.8     17.1     18.4    19.7     21.1
                              -------------------------------------------------
                              11.0%    12.0%    13.0%    14.0%   15.0%    16.0%

                                                RETURN ON EQUITY



                                   SCHEDULE B


                                             PROJECTED ACCOUNT
               NAME                        BALANCE AT RETIREMENT
          ------------------------------------------------------
             Gregory Oneglia                        $129,606

          ------------------------------------------------------

          ------------------------------------------------------

          ------------------------------------------------------

          ------------------------------------------------------

          ------------------------------------------------------

          ------------------------------------------------------

          ------------------------------------------------------

Exhibit No. 10.40

                      THE FIRST NATIONAL BANK OF LITCHFIELD
                    EXECUTIVE INCENTIVE RETIREMENT AGREEMENT

     THIS AGREEMENT is made this 19TH day of DECEMBER, 2002 by and between The First National Bank of Litchfield, a national bank, located in Litchfield, Connecticut, (the "Company"), and Joseph J. Greco (the "Executive").

                                  INTRODUCTION

     To encourage the Executive to remain an employee of the Company, the Company is willing to provide to the Executive a deferred incentive opportunity. The Company will pay the benefits from its general assets.

                                    AGREEMENT

     The Executive and the Company agree as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     1.1 DEFINITIONS. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1 "BASE SALARY" means the total annual base salary payable to the Executive at the rate in effect on the date specified. Base Salary shall not be reduced for any salary reduction contributions: (i) to cash or deferred arrangements under Section 401(k) of the Code; (ii) to a cafeteria plan under Section 125 of the code; or (iii) to a deferred compensation plan that is not qualified under Section 401(a) of the code.

          1.1.2 "CODE" means the Internal Revenue Code of 1986, as amended.

          1.1.3 "DEFERRAL ACCOUNT" means the Company's accounting of the Executive's accumulated Deferrals plus accrued interest.

          1.1.4 "DISABILITY" means the Executive's inability to perform substantially all normal duties of the Executive's position, as determined by the Company's Board of Directors in its sole discretion. As a condition to any benefits, the Company may require the Executive to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

          1.1.5 "EARLY RETIREMENT AGE" means the Executive's 55th birthday, provided he has completed at least 20 Years of Service.

          1.1.6 "EARLY RETIREMENT DATE" means the date that the Executive has terminated employment after attaining his 55th birthday but before his 65th birthday provided he has completed at least 20 Years of Service.

          1.1.7 "EARNINGS" means the Company's reported Net Income after taxes.

          1.1.8 "EFFECTIVE DATE" means the date first written above.

          1.1.9 "ELECTION FORM" means the Form attached as Exhibit 1.

          1.1.10 "EXTRAORDINARY ITEMS" means those items recognized by Generally Accepted Accounting Principles as extraordinary that substantially affect shareholder equity and/or the Company's assets. Examples of such items are stock redemptions, mergers, acquisitions, stock splits and other items of that nature.

          1.1.11 "RETURN ON EQUITY" means the Company's Earnings, adjusted for Extraordinary Items, divided by the Company's common stock equity at the end of the same fiscal year.

          1.1.12 "NORMAL RETIREMENT AGE" means the Executive's 65th birthday.

          1.1.13 "NORMAL RETIREMENT DATE" means the latter of the Normal Retirement Age or Termination of Employment.

          1.1.14 "PLAN YEAR" means the calendar year. The initial Plan Year shall be a short Plan Year commencing on the Effective Date and ending on December 31 of the same year.

          1.1.15 "GROWTH OF STOCK RATE" means the percentage change in the Company's fair market value common stock price ("Stock Price") over a one year period, measured on December 31 of each year, with a guaranteed minimum of 4% and a maximum of 15%, cumulatively.

          1.1.16  "TERMINATION OF EMPLOYMENT"  means the Executive ceasing to be
     employed  by  the  Company  for  any  reason   whatsoever,   voluntary   or
     involuntary, other than by reason of an approved leave of absence.

          1.1.17 "YEARS OF SERVICE" means the total number of twelve-month periods during which the Executive is employed on a full-time basis by the Company, inclusive of any approved leave of absence.

                                    ARTICLE 2
                                    INCENTIVE

     2.1 INCENTIVE AWARD. The three (3) year rolling average of earnings growth and Return On Equity (the "ROE") determined as of December 31 of each plan year shall determine the Executive's Incentive Award percentage, in accordance with the attached Schedule A. The chart on Schedule A is specifically subject to change annually at the sole discretion of the Company's Board of Directors. The Incentive Award is calculated annually by taking the Executive's Base Salary for the Plan Year in which the ROE was calculated times the Incentive Award percentage.

     2.2 INCENTIVE DEFERRAL. On March 1 following each Plan Year, the Company shall declare and pay the Incentive Award in the form of compensation and the Executive shall defer such amount to the Deferral Account.

                                    ARTICLE 3
                                DEFERRAL ACCOUNT

     3.1 ESTABLISHING AND CREDITING. The Company shall establish a Deferral Account on its books for the Executive, and shall credit to the Deferral Account the following amounts:

          3.1.1 DEFERRALS. The Incentive Deferral as determined under Article 2.

          3.1.2 INTEREST. On March 1 following each Plan Year and immediately prior to the payment of any benefits, interest on the account balance since the preceding credit under this Section 3.1.2, at an annual rate, compounded monthly, equal to the Growth of Stock Rate for the same period.

     3.2 STATEMENT OF ACCOUNTS. The Company shall provide to the Executive, within one hundred twenty (120) days after each Plan Year, a statement setting forth the Deferral Accounting balance.

     3.3 ACCOUNTING DEVICE ONLY. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Executive is a general unsecured creditor of the Company for the payment of benefits. The benefits represent the mere Company promise to pay such benefits. The Executive's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Executive's creditors.

     3.4 HARDSHIP. If an unforeseeable financial emergency arising from the death of a family member, divorce, sickness, injury, catastrophe or similar event outside the control of the Director occurs, the Director, by written instructions to the Company, may reduce future deferrals under this Agreement.

                                    ARTICLE 4
                                LIFETIME BENEFITS

     4.1 NORMAL RETIREMENT BENEFIT. If the Executive terminates employment on or after the Normal Retirement Age for reasons other than death, the Company shall pay to the Executive the benefit described in this Section 4.1 in lieu of any other benefit under this Agreement.

          4.1.1 AMOUNT OF BENEFIT. The benefit under this Section 4.1 is the Deferral Account balance on the Executive's Normal Retirement Date.

          4.1.2  PAYMENT OF BENEFIT.  The  Company  shall pay the benefit to the
     Executive commencing on the first day of the month following the Executive's Normal Retirement Date in the form elected by the Executive on the Election Form.

     If the Executive elects to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Executive's Termination of Employment.

     4.2 EARLY RETIREMENT BENEFIT. If the Executive terminates employment on or after the Early Retirement Age and before the Normal Retirement Age, and for reasons other than death or Disability, the Company shall pay to the Executive the benefit described in this 4.2 in lieu of any other benefit under this Agreement.

          4.2.1 AMOUNT OF BENEFIT. The benefit under this Section 4.2 is the Deferral Account balance on the Executive's Early Retirement Date.

          4.2.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Executive in the form and on the date elected by the Executive on the Election Form. If the Executive elects the Deferred Payment Option or to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Executive's Termination of Employment.

     4.3 EARLY TERMINATION BENEFIT. If the Executive terminates employment before the Early Retirement Age or Normal Retirement Age for reasons other than death or Disability, the Company shall pay to the Executive the benefit described in this Section 4.3 in lieu of any other benefits under this Agreement.

          4.3.1  AMOUNT OF BENEFIT.  The benefit  under this  Section 4.3 is the
     vested  portion  of  the  Deferral   account  balance  on  the  Executive's
     Termination of Employment.

          4.3.2 VESTING OF AWARDS. For purposes of this Section 4.3, Incentive Awards will vest 20% per year from the date the award was declared. The Interest credited to each Incentive Award will also vest 20% per year from the date the award was declared.

          4.3.3 PAYMENT OF BENEFIT. The Company shall pay the benefit to the Executive in a single lump sum within 60 days after Termination of Employment.

     4.4  DISABILITY  BENEFIT.  If  the  Executive  terminates   employment  for
Disability prior to the Early Retirement Age or Normal Retirement Age, the Company shall pay to the Executive the benefit described in this Section 4.4 in lieu of any other benefit under this Agreement.

          4.4.1 AMOUNT OF BENEFIT. The benefit under this Section 4.4 is the Deferral Account balance at Termination of Employment.

          4.4.2  PAYMENT OF BENEFIT.  The  Company  shall pay the benefit to the
     Executive commencing on the first day of the month following the Executive's Termination of Employment in the form elected by the Executive on the Election Form. If the Executive elects to receive payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under Section 3.1.2 on the date of the Executive's Termination of Employment.

     4.5 HARDSHIP DISTRIBUTION. Upon the Company's determination (following petition by the Executive) that the Executive has suffered an unforeseeable financial emergency as described in Section 3.4, the Company shall distribute to the Executive all of the Deferral Account balance as determined by the Company.

                                    ARTICLE 5
                                 DEATH BENEFITS

     5.1 DEATH DURING ACTIVE SERVICE. If the Executive dies while in the active service of the Company, the Company shall pay to the Executive's beneficiary the benefit described in this Section 5.1.

          5.1.1 AMOUNT OF BENEFIT. The benefit under Section 5.1 is the greater of the Deferral Account balance or the projected retirement benefit as per the attached Schedule B.

          5.1.2 PAYMENT OF BENEFIT. The Company shall pay the benefit to the beneficiary commencing on the first day of the month following the Executive's death in the form elected by the Executive on the Election Form. If the Executive elects payments in equal monthly installments, the Company shall continue to credit interest on the remaining account balance during any applicable installment period fixed at the rate in effect under
     Section 3.1.2 on the date of the Executive's Termination of Employment.

     5.2 DEATH DURING BENEFIT PERIOD. If the Executive dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

     5.3 DEATH AFTER TERMINATION OF EMPLOYMENT BUT BEFORE BENEFIT PAYMENTS COMMENCE. If the Executive is entitled to benefit payments under this Agreement, but dies prior to the commencement of said benefit payments, the Company shall pay the benefit payments to the Executive's beneficiary that the Executive was entitled to prior to death except that the benefit payments shall commence on the first day of the month following the date of the Executive's death.

                                    ARTICLE 6
                                  BENEFICIARIES

     6.1 BENEFICIARY DESIGNATIONS. The Executive shall designate a beneficiary by filing a written designation with the Company. The Executive may revoke or modify the designation at any time by filing a new written designation. However, designations will only be effective if signed by the Executive and accepted by the Company during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate in a lump sum.

     6.2 FACILITY OF PAYMENT. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                    ARTICLE 7
                               GENERAL LIMITATIONS

         Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement:

     7.1 EXCESS PARACHUTE PAYMENT. To the extent the benefit would create an excise tax under the excess parachute rules of Section 280G of the Code.

     7.2 TERMINATION FOR CAUSE. If the Company terminates the Executive's employment for:

          7.2.1 Gross negligence or gross neglect of duties;

          7.2.2 Commission of a felony or of a gross misdemeanor involving moral turpitude; or

          7.2.3 Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Executive's employment and resulting in an adverse effect on the Company.

     7.3 SUICIDE. If the Executive commits suicide within two years after the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance purchased by the Company.

                                    ARTICLE 8
                          CLAIMS AND REVIEW PROCEDURES

     8.1 CLAIMS PROCEDURE. The Company shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety
(90) days of Claimant's written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     8.2 REVIEW PROCEDURE. If the claimant is determined by the Company not to be eligible for benefits, or if the claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the claimant (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Claimant.

                                    ARTICLE 9
                           AMENDMENTS AND TERMINATION

     This Agreement may be amended or terminated only by a written agreement signed by the Company.

                                   ARTICLE 10
                                  MISCELLANEOUS

     10.1  BINDING  EFFECT.  This  Agreement  shall bind the  Executive  and the
Company,   and   their   beneficiaries,    survivors,   executors,   successors,
administrators and transferees.

     10.2 NO GUARANTEE OF EMPLOYMENT. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     10.3 NON-TRANSFERABILITY. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     10.4 REORGANIZATION. The Company shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm, or person unless such succeeding or continuing company, firm, or person agrees to assume and discharge the obligations of the Company under this Agreement. Upon the occurrence of such event, the term "Company" as used in this Agreement shall be deemed to refer to the successor or survivor company.

     10.5 TAX WITHHOLDING. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     10.6 APPLICABLE LAW. The Plan and all rights hereunder shall be governed by and construed according to the laws of Connecticut, except to the extent preempted by the laws of the United States of America.

     10.7 UNFUNDED ARRANGEMENT. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Company to which the Executive and beneficiary have no preferred or secured claim.

     10.8 RECOVERY OF ESTATE TAXES. If the Executive's gross estate for federal estate tax purposes includes any amount determined by reference to an on account of this Agreement, and if the beneficiary is other than the Executive's estate, then the Executive's estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by the Executive's estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in the Executive's gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person. In the event the beneficiary has a liability hereunder, the beneficiary may petition the Company for a lump sum payment in an amount not to exceed the beneficiary's liability hereunder.

     10.9 ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

     10.10 ADMINISTRATION. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

                10.10.1  Interpreting the provisions of the Agreement;
                10.10.2 Establishing and revising the method of accounting for the Agreement;
                10.10.3  Maintaining a record of benefit payments; and
                10.10.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

     10.11 DESIGNATED FIDUCIARY. For purposes of the Employee Retirement Income Security Act of 1974, if applicable, the Company shall be the named fiduciary and plan administrator under the Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

         IN WITNESS WHEREOF, the Executive and a duly authorized Company officer have signed this Agreement.

EXECUTIVE:                               COMPANY:
                                         THE FIRST NATIONAL BANK OF LITCHFIELD



        /s/ JOSEPH J. GRECO              BY:       /S/ CHARLES E. ORR
---------------------------------                -------------------------------
       JOSEPH J. GRECO                             CHARLES E. ORR

                                         TITLE     CHAIRMAN
                                                --------------------------------

                                  EXHIBIT 1 TO
                    EXECUTIVE INCENTIVE RETIREMENT AGREEMENT

                           NORMAL RETIREMENT BENEFITS
I elect to receive my Normal Retirement Benefits under Section 4.1.2 of the Agreement in the following form:
[INITIAL ONE]

___     Lump sum

JJG     Equal monthly installments for 180 months.
___

                            EARLY RETIREMENT BENEFITS
I elect to receive my Early Retirement Benefits under Section 4.2.2 of the Agreement in the following form:
[INITIAL ONE]

___ Lump sum, payable on the first day of the month following my Early Retirement Date.

___     Deferred Lump sum, payable on __________________________.

JJG     Equal monthly installments for 180 months commencing on the first day of
___     the month following my Early Retirement Date.


___     Deferred Equal monthly installments for 180 months commencing on
        ________________________.

                               DISABILITY BENEFITS
I elect to receive my Disability Benefits under Section 4.4.2 of the Agreement in the following form:
[INITIAL ONE]

___     Lump sum

JJG     Equal monthly installments for 180 months.
___

                                 DEATH BENEFITS
I elect to have my Death Benefit paid under Section 5.1.2 of the Agreement in the following form:
[INITIAL ONE]

___      Lump Sum

JJG      Equal monthly installments for 180 months.
___


Signature     /s/ JOSEPH J. GRECO
           ------------------------------------

Date:        12-19-02
      -----------------------------------------

Accepted by the Company this 19 day of DECEMBER, 2002.

By         /S/ CHARLES E. ORR
     ------------------------------------------

Title      CHAIRMAN
       ----------------------------------------

                             BENEFICIARY DESIGNATION


                      THE FIRST NATIONAL BANK OF LITCHFIELD
                    EXECUTIVE INCENTIVE RETIREMENT AGREEMENT





I designate the following as beneficiary of any death benefits under the Director Incentive Retirement Agreement.

Primary:                 LORI A. GRECO
          ----------------------------------------------------------------------

--------------------------------------------------------------------------------

Contingent:              ASHLEY E. GRECO & DAVID J. GRECO
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE: TO NAME A TRUST AS BENEFICIARY,PLEASE PROVIDE THE NAME OF THE TRUSTEE(S) AND THE EXACT NAME AND DATE OF THE TRUST AGREEMENT.


I understand that I may change these beneficiary designations by filing a new written designation with the Company. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary and our marriage is subsequently dissolved.




Signature        /S/ JOSEPH J. GRECO
           ------------------------------------------

Date             12-19-02
       ----------------------------------------------

Accepted by the Company this 19 day of DECEMBER, 2002.

By          /s/ CHARLES E. ORR
     ------------------------------------------------

Title      CHAIRMAN
       ---------------------------------------------

                                   SCHEDULE A



                                     Deferred Bonus as a % of Annual Fees
                             --------------------------------------------------
            14.0%             11.0     12.1     13.1     14.1    15.1     16.1

            13.0%             10.3     11.3     12.2     13.1    14.1     15.0

            12.0%              9.6     10.5     11.4     12.2    13.1     14.0

Earnings    11.0%              8.9      9.7     10.5     11.3    12.1     13.0

  Growth    10.0%              8.2      8.8      9.7     10.4    11.2     11.9

             9.0%              7.5      8.1      8.8      9.5    10.2     10.9

             8.0%              6.8      7.5      8.0      8.6     9.2      9.8

             7.0%              6.1      6.5      7.2      7.7     8.3      8.8

             6.0%              5.3      5.9      6.3      6.8     7.3      7.8

             5.0%              4.6      5.0      5.5      5.9     6.3      6.7
                             -------------------------------------------------
                             11.0%    12.0%    13.0%    14.0%   15.0%    16.0%

                                               RETURN ON EQUITY



                                   SCHEDULE B


                                                PROJECTED ACCOUNT
                NAME                        BALANCE AT RETIREMENT
           ------------------------------------------------------
               Joseph J. Greco                      $506,829

           ------------------------------------------------------

           ------------------------------------------------------

           ------------------------------------------------------

           ------------------------------------------------------

           ------------------------------------------------------

           ------------------------------------------------------

           ------------------------------------------------------

EXHIBIT NO. 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 filed on May 3, 2000 of our report dated March 21, 2003 which appears on page F-1 of the Annual Report on Form 10-KSB of First Litchfield Financial Corporation and Subsidiary for the year ended December 31, 2002.

                                              /s/ MCGLADREY & PULLEN, LLP
                                              ---------------------------
                                                McGladrey & Pullen, LLP


New Haven, Connecticut
March 27, 2003

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph J. Greco, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Litchfield Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:       MARCH 27, 2003
     ----------------------------



         s/s JOSEPH J. GRECO
------------------------------------
By:
         Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Carroll A. Pereira, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Litchfield Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:          MARCH 27, 2003
     ----------------------------



         s/s CARROLL A. PEREIRA
 --------------------------------
By:
         Chief Financial Officer

                                  EXHIBIT #99.1
                                  -------------
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of FIRST LITCHFIELD FINANCIAL CORPORATION, (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, JOSEPH J. GRECO, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  JOSEPH J. GRECO
     -----------------
     Joseph J. Greco
     Chief Executive Officer

     March 27, 2003

                                  EXHIBIT #99.2
                                  -------------
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of FIRST LITCHFIELD FINANCIAL CORPORATION, (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, CARROLL A. PEREIRA, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  CARROLL A. PEREIRA
     ----------------------
     Carroll A. Pereira
     Chief Financial Officer

     March 27, 2003
     (Principal Accounting Officer)