Form 10QSB
period 2003-05-14
FIRST LITCHFIELD FINANCIAL CORP
filed 2003-05-14
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the quarterly period ended:  March 31, 2003

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

     Yes [X]         No  [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,782,247 shares of Common Stock, par value $.01 per share, were outstanding at April 28, 2003.

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

        Item 1 - Financial Statements

              Consolidated Balance Sheets - March 31, 2003(unaudited) and
                 December 31, 2002 ..............................................................3

              Consolidated Statements of Income - Three months ended
                 March 31, 2003 and 2002 (unaudited)............................................ 4

              Consolidated Statements of Comprehensive Income - Three months ended
                 March 31, 2003 and 2002 (unaudited).............................................5

              Consolidated Statements of Cash Flows - Three months ended
                 March 31, 2003 and 2002 (unaudited).............................................6

              Notes to Consolidated Financial Statements.........................................7


        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................9

        Item 3 - Controls and Procedures Related to the Disclosure of
            Financial Information................................................................16


Part II - Other Information

        Item 1 - Legal Proceedings...............................................................16

        Item 2 - Changes in Securities and Use of Proceeds.......................................16

        Item 3 - Defaults Upon Senior Securities.................................................16

        Item 4 - Submission of Matters to a Vote of Security Holders.............................16

        Item 5 - Other Information...............................................................16

        Item 6 - Exhibits and Reports on Form 8-K................................................16

Signatures.......................................................................................22

Certifications...................................................................................23



FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                                 March 31,         December 31,
                                                                                              2003                2002
                                                                                         -------------       -------------
                                                                                           (Unaudited)
ASSETS
   Cash and due from banks                                                               $   9,539,585       $   8,763,736
   Federal Funds Sold                                                                       20,050,000          15,000,000
                                                                                         -------------       -------------
                                              CASH AND CASH EQUIVALENTS                     29,589,585          23,763,736
                                                                                         -------------       -------------
   Securities:
     Available for sale securities:
       US Treasury and other government securities (amortized cost $20,960,719-2003         21,204,638           5,233,594
            and $5,004,622-2002)
       State and municipal securities (amortized cost $16,353,005-2003
        and $16,359,152-2002)                                                               17,606,913          16,754,344
       Mortgage-backed securities (amortized cost $60,642,119-2003
        and $55,723,087-2002)                                                               61,674,355          56,553,896
         Corporate and other bonds (amortized cost $3,021,514-2003)                          3,000,000                --
     Held to maturity securities:
       Mortgage-backed securities (market value $187,517-2003
        and $212,402-2002)                                                                     178,933             203,012
                                                                                         -------------       -------------
                                                       TOTAL SECURITIES                    103,664,839          78,744,846
                                                                                         -------------       -------------

   Federal Home Loan Bank stock, at cost                                                     2,389,800           2,389,800
   Federal Reserve Bank stock, at cost                                                          81,850              81,850
   Loans held for sale                                                                         455,500             385,000
   Loans Receivable, Net of Allowance for loan losses of
                 $998,787 -2003, $1,011,052-2002
                                                              NET LOANS                    181,137,913         188,363,103

   Bank premises and equipment, net                                                          2,741,408           2,580,616
   Foreclosed real estate                                                                      300,000             300,000
   Accrued interest receivable                                                               1,506,032           1,507,335
   Cash surrender value of insurance                                                         7,330,885           7,239,262
   Other assets                                                                              1,785,930           1,447,483
                                                                                         -------------       -------------

                                                           TOTAL ASSETS                  $ 330,983,742       $ 306,803,031
                                                                                         =============       =============

LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                           $  41,559,514       $  42,738,112
     Interest bearing:
        Savings                                                                             51,326,306          46,663,585
        Money market                                                                        87,395,910          70,048,999
        Time certificates of deposit in denominations of $100,000 or more                   29,486,426          32,913,440
        Other time certificates of deposit                                                  71,820,343          76,317,807
                                                                                         -------------       -------------
                                                         TOTAL DEPOSITS                    281,588,499         268,681,943
                                                                                         -------------       -------------

   Federal Home Loan Bank advances                                                           7,000,000           8,000,000
   Securities sold under agreements to repurchase                                            7,000,000           7,000,000
   Deferred income taxes                                                                       688,023             329,807
   Due to broker for security purchases                                                     11,061,875                  --
   Accrued expenses and other liabilities                                                    1,525,363           1,792,065
                                                                                         -------------       -------------
                                                      TOTAL LIABILITIES                    308,863,760         285,803,815
                                                                                         -------------       -------------
   Commitments & Contingencies                                                                    --                  --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2003 - Issued - 1,877,655 shares, outstanding - 1,782,247 shares
     2002 - Issued - 1,872,738 shares, outstanding - 1,777,330 shares                           18,776              18,727
   Capital surplus                                                                          14,574,943          14,532,101
   Retained earnings                                                                         6,571,681           6,189,166
   Less: Treasury stock at cost- 95,408 shares                                                (701,061)           (701,061)
   Accumulated other comprehensive income-net unrealized gain
     on available for sale securities (net of taxes)                                         1,655,643             960,283
                                                                                         -------------       -------------
                                             TOTAL SHAREHOLDERS' EQUITY                     22,119,982          20,999,216
                                                                                         -------------       -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 330,983,742       $ 306,803,031
                                                                                         =============       =============

See Notes to Consolidated Financial Statements


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,                                                    2003            2002
                                                                             ----------      ----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                                $2,929,621      $3,181,908

   Interest and dividends on securities:
      Mortgage-backed securities                                                601,626         577,631
      US Treasury and other securities                                           88,006         160,685
      State and municipal securities                                            197,982         137,341
      Corporate bonds and other securities                                       17,188          25,975
      Other interest income                                                      41,661          23,417
                                                                             ----------      ----------
                                                  TOTAL INTEREST INCOME       3,876,084       4,106,957
                                                                             ----------      ----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                                    94,741         122,325
      Money market                                                              225,834         373,810
      Time certificates of deposit in denominations of $100,000 or more         237,632         259,493
      Other time certificates of deposit                                        643,489         865,751
                                                                             ----------      ----------
                                             TOTAL INTEREST ON DEPOSITS       1,201,696       1,621,379
   Interest on Federal Home Loan Bank advances                                   59,367         118,071
   Interest on repurchase agreements                                             74,168          48,767
                                                                             ----------      ----------
                                                 TOTAL INTEREST EXPENSE       1,335,231       1,788,217
                                                                             ----------      ----------
                                                    NET INTEREST INCOME       2,540,853       2,318,740
PROVISION FOR LOAN LOSSES                                                        75,000          60,000
                                                                             ----------      ----------
                                              NET INTEREST INCOME AFTER
                                              PROVISION FOR LOAN LOSSES       2,465,853       2,258,740
                                                                             ----------      ----------
NONINTEREST INCOME
   Banking service charges and fees                                             179,129         175,212
   Trust                                                                        267,500         242,499
   Other                                                                        108,024         216,212
                                                                             ----------      ----------
                                               TOTAL NONINTEREST INCOME         554,653         633,923
                                                                             ----------      ----------
NONINTEREST EXPENSE
   Salaries                                                                     924,802       1,183,073
   Employee benefits                                                            284,607         309,729
   Net occupancy                                                                207,288         119,800
   Equipment                                                                     90,214          83,264
   Legal fees                                                                    26,422          43,957
   Directors fees                                                                24,459          41,019
   Computer services                                                            190,499         211,045
   Supplies                                                                      51,759          49,602
   Commissions, services and fees                                                44,728          62,623
   Postage                                                                       42,802          30,497
   Advertising                                                                  133,244          47,749
   OREO & non-performing loan expenses-net                                        6,559             531
   Other                                                                        295,348         246,084
                                                                             ----------      ----------
                                              TOTAL NONINTEREST EXPENSE       2,322,731       2,428,973
                                                                             ----------      ----------

                                             INCOME BEFORE INCOME TAXES         697,775         463,690
PROVISION FOR INCOME TAXES                                                      137,035          83,315
                                                                             ----------      ----------
                                                             NET INCOME      $  560,740      $  380,375
                                                                             ==========      ==========

INCOME PER SHARE
                                             BASIC NET INCOME PER SHARE      $     0.32      $     0.22
                                                                             ==========      ==========
                                           DILUTED NET INCOME PER SHARE      $     0.31      $     0.21
                                                                             ==========      ==========
   DIVIDENDS PER SHARE                                                       $      .10      $      .10
                                                                             ==========      ==========

 See Notes to Consolidated Financial Statements.



FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended March 31,                                                              2003            2002
                                                                                      ----------       ---------

Net income                                                                            $  560,740      $  380,375
Unrealized holding gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period, net of taxes         695,360        (121,950)
                                                                                      ----------      ----------

Comprehensive income                                                                  $1,256,100      $  258,425
                                                                                      ==========      ==========



See Notes to Consolidated Financial Statements.






FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,                                                     2003               2002
                                                                             ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    560,740       $    380,375
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                            82,223            160,026
       Provision for loan losses                                                   75,000             60,000
       Depreciation and amortization                                               67,638             68,012
       Loans originated for sale                                               (3,799,700)              --
       Proceeds from the sales of loans held for sale                           3,729,200               --
       Loss on sale of repossessed assets                                             400              1,400
       Loss on disposals of bank premises and equipment                               535                354
       Decrease (increase) in accrued interest receivable                           1,303           (360,284)
       (Increase) decrease in other assets                                     (1,027,470)           125,122
       Increase in cash surrender value of insurance                              (91,623)           (72,879)
       Decrease in deferred loan origination costs                                 90,314            112,494
       Increase in accrued expenses and other liabilities                         420,829            252,495
                                                                             ------------       ------------

           Net cash provided by operating activities                              109,389            727,115
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed
 securities:
       Proceeds from maturities and principal payments                          6,298,569          2,116,845
       Purchases                                                               (8,213,203)        (9,992,034)
 Available for sale US Treasury and other investment securities:
       Proceeds from maturities                                                      --                 --
       Purchases                                                               (7,973,750)        (5,187,500)
 Available for sale state, municipal and other bond investments:
       Purchases                                                               (3,022,500)              --
 Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                              24,119             36,627
 Net decrease (increase) in loans                                                7,059,476         (5,103,752)
 Proceeds from sale of repossessed assets                                            1,000             15,100
 Purchase of bank premises and equipment                                          (228,965)           (13,826)
                                                                             ------------       ------------

       Net cash used in investing activities                                   (6,055,254)       (18,128,540)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                      20,831,034          9,454,792
Net decrease in certificates of deposit                                        (7,924,478)        (2,600,287)
Net (decrease) increase in borrowings under Federal Home Loan
  Bank advances                                                                (1,000,000)         8,000,000
Net increase in securities sold under agreements to repurchase                       --            7,000,000
Proceeds from the exercise of stock options                                        42,891               --
Dividends paid on common stock                                                   (177,733)          (166,976)
                                                                             ------------       ------------

       Net cash provided by financing activities                               11,771,714         21,687,529
                                                                             ------------       ------------

       Net increase in cash and cash equivalents                                5,825,849          4,286,104

CASH AND CASH EQUIVALENTS, at beginning of period                              23,763,736          8,103,221
                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS, at end of period                                  $ 29,589,585       $ 12,389,325
                                                                             ============       ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
       Interest on deposits and borrowings                                   $  1,394,353       $  1,821,197
                                                                             ============       ============
       Income taxes                                                          $        750       $    103,665
                                                                             ============       ============

Non cash investing and financing activities:
       Amounts payable for investment purchases                              $ 11,061,875       $       --
                                                                             ============       ============
       Transfer of loans to repossessed assets                               $       --         $     78,100
                                                                             ============       ============
       Accrued dividends declared                                            $    178,225       $    166,976
                                                                             ============       ============



See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2002.

     These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

    The following is information about the computation of net income per share for the three month periods ended March 31, 2003 and 2002. The 2002 information has been restated to give retroactive effect to all stock dividends for the periods presented.




                                                                            Three Months Ended
                                                                              March 31, 2003
                                                          ------------------------------------------------------
                                                             Net                                      Per Share
                                                             Income             Shares                  Amount
                                                          ------------------------------------------------------
    Basic Net Income Per Share
      Income available to common shareholders             $560,740             1,780,428               $   .32
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                31,454

    Diluted Net Income Per Share
      Income available to common shareholders
                                                           -------              --------
      plus assumed conversions                            $560,740             1,811,882               $   .31
                                                          ========             =========               =======



                                                                              March 31, 2002
                                                          ------------------------------------------------------
                                                             Net                                      Per Share
                                                             Income             Shares                  Amount
                                                           -----------------------------------------------------
    Basic Net Income Per Share
      Income available to common shareholders             $380,375             1,753,246               $   .22
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                40,045

    Diluted Net Income Per Share
      Income available to common shareholders
                                                           -------             ---------
      plus assumed conversions                            $380,375             1,793,291               $   .21
                                                           =======             =========               =======

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                                          Three Months Ended
                                                                                             March 31, 2003

                                                                             Before-Tax         Tax           Net-of-Tax
                                                                               Amount           Effect          Amount
                                                                             -------------------------------------------

Unrealized holding gains arising during the period                           $1,053,576      $ (358,216)      $  695,360
Less: reclassification adjustment for amounts recognized in net income             --              --               --
                                                                             ----------      ----------       ----------

Unrealized holding gains on available for sale securities, net of taxes      $1,053,576      $ (358,216)      $  695,360
                                                                             ==========      ==========       ==========


                                                                                             March 31, 2002


                                                                             Before-Tax         Tax           Net-of-Tax
                                                                              Amount            Effect          Amount
                                                                             -------------------------------------------

Unrealized holding losses arising during the period                           $(184,772)     $  62,822        $ (121,950)
Less: reclassification adjustment for amounts recognized in net income             --             --                --
                                                                             ----------      ----------       ----------

Unrealized holding loss on available for sale securities, net of taxes        $(184,772)     $  62,822        $ (121,950)
                                                                             ==========      ==========       ==========


5. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of March 31, 2003 totaled $7,000,000. This amount includes advances of $5,000,000 at a rate of 3.23% due in October 2003 and $2,000,000 at a rate of 3.47% due in December 2003.

As of March 31, 2003, the Bank had borrowings under repurchase agreements totaling $7,000,000. This amount includes $3,000,000 at a rate of 3.57% due January 2004 and $4,000,000 at a rate of 4.5% due January 2005.

6. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:


For the three months ended March 31,
                                                                         2003                                    2002
                                                             ----------------------------           ----------------------------

Provision for income taxes at statutory Federal rate         $ 237,244                 34%          $ 157,655                 34%
Increase (decrease) resulting from:
   Tax exempt income                                          (105,114)               (15)            (79,356)               (17)
   Nondeductible interest expense                                4,907                  1               4,851                  1
   Other                                                            (2)              --                   165               --
                                                             ----------------------------           ----------------------------
Provision for income taxes                                   $ 137,035                 20%          $  83,315                 18%
                                                             ============================           ============================


7. A summary of the Bank's loan portfolio at March 31, 2003 and December 31, 2002 is as follows:

                                              2003                2002
Real estate--residential mortgage        $ 117,787,003       $ 123,393,205
Real estate--commercial mortgage            29,891,298          30,535,812
Real estate--construction                    9,717,895           9,993,398
Commercial                                  10,988,736          10,531,171
Installment                                 12,863,112          14,271,763
Other                                          381,472              51,308
                                         -------------       -------------
                 TOTAL LOANS               181,629,516         188,776,657
Net deferred loan origination costs            507,184             597,498
Allowance for loan losses                     (998,787)         (1,011,052)
                                         -------------       -------------
                 NET LOANS               $ 181,137,913       $ 188,363,103
                                         =============       =============




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

Both the Company and the Bank are headquartered in Litchfield, CT. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has seven banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The seventh banking facility, located in downtown Torrington, Connecticut, opened in March of 2003. In 1975 the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc. and Infinex Insurance Agency, Inc. These services are offered under the trade-name First Litchfield Financial Services.

As of March 31, 2003, the Company had total assets of $330,983,742 which was an increase of approximately $24.2 million or 7.9% from year-end 2002 total assets of $306,803,031. The increase in earning assets resulted from increases in the securities portfolio and in Federal funds sold, net of decreases in the loan portfolio. This growth was funded primarily by increases in deposits.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of March 31, 2003 were $330,983,742, an increase of $24,180,711 or 7.9% from year-end 2002 total assets of $306,803,031.

The increase in assets was in the securities portfolio as well as in cash and cash equivalents. Total securities as of March 31, 2003 aggregated $103,664,839, which is an increase of $24,919,993 or 31.6% from the year-end 2002 level. During the first quarter of 2003, purchases of U.S. Government agency bonds, mortgage-backed and other securities totaled over $30 million. The purchases were made in order to maintain earning assets at a level consistent with the Company's goals for the efficient use of capital and deposit growth. Net loans totaled $181,137,913 as of March 31, 2003, which is a decrease of $7,225,190 or 3.8% from the balance at December 31, 2002. The residential mortgage portfolio totaled $117,787,003, declining by 4.5% or $5,606,202 from the year-end 2002 balance. This decrease was due to customer mortgage refinancing with the other mortgage lenders. The installment loan portfolio decreased by $1,408,651 or 9.9% from its year-end 2002 balance. This decline was the result of amortizations and prepayments in the installment loan portfolio which have not been replaced by new originations due to management's decision to discontinue indirect dealer financing during 2000.

Cash and cash equivalents totaled $29,589,585, which is an increase of $5,825,849 or 24.5% from year-end 2002. As of March 31, 2003, Federal funds sold totaled $20,050,000 representing funds temporarily invested pending the settlement of investments purchased during the month.

Total liabilities were $308,863,760 as of March 31, 2003 compared to total liabilities of $285,803,815 as of year-end 2002. Deposits increased by $12,906,556 or 4.8% during the first quarter of 2003. Growth was primarily in the money market deposits, which increased by $17,246,911 or 24.8%. This growth was due to a competitive rate money market account offered to promote the Bank's newest branch. Additionally, the continued low interest rate environment has customers favoring liquid deposits such as money market deposits. Some of the growth in money market deposits also came from decreases in certificates of deposits, both those over and below $100,000 in denomination. These deposits declined by $7,924,478 or 7.3%. Savings deposits increased by 10% during the first quarter of 2003. As of March 31, 2003, savings deposits totaled $51,326,306. Management attributes the growth in these deposits to be due to customer preference for liquid deposits. Other liabilities increased in the first quarter of 2003 due to $11 million in investment purchases traded during the first quarter which are not scheduled to settle until the second quarter.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2003 totaled $560,740. These earnings are $180,365 or 47.4% above earnings for the first quarter of 2002, which totaled $380,375. Basic and income per share for the first quarter of 2002 were $.32 and $.31 respectively, compared to basic and diluted income per share of $.22 and $.21 respectively which was earned for the first quarter of 2002. Expenses related to the Early Retirement Agreement for the former President of the Company were incurred during the first quarter of 2002. These expenses, net of taxes, reduced net income for that quarter by $229,541.

Net Interest Income

Net interest income is comprised of the following for the three months ended March 31,

                                             2003                2002
                                          ---------           ---------

Interest and dividend income             $3,876,084          $4,106,957
Tax-equivalent adjustments                  104,631              73,455
Interest expense                         (1,335,231)         (1,788,217)
                                         -----------         -----------

Net interest income                      $2,645,484          $2,392,195
                                         ==========          ==========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended March 31, 2003 and 2002. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                      Three months ended March 31, 2003    Three months ended March 31, 2002
                                   ------------------------------------    ----------------------------------
                                                    Interest                               Interest
                                      Average       Earned/      Yield/       Average      Earned/     Yield/
                                      Balance        Paid        Rate         Balance        Paid       Rate
                                   ------------------------------------    ----------------------------------
Assets
Interest Earning Assets:
Loans                              $185,160,000  $2,930,353       6.33%    $189,518,000   $3,183,158     6.72%
Investment Securities                83,952,000   1,008,701       4.81%      74,831,000      973,837     5.21%
Other interest earning assets        14,623,000      41,661       1.14%       5,786,000       23,417     1.62%

Total interest earning assets       283,735,000   3,980,715       5.61%     270,135,000    4,180,412     6.19%



Allowance for loan losses            (1,015,000)                               (955,000)
Cash and due from banks               9,203,000                               8,050,000
Bank premises and equipment           2,672,000                               2,598,000
Net unrealized gain/loss on
  securities                          1,669,000                                 210,000
Other assets                          9,525,000                               9,167,000
                                    -----------                             -----------

Total Average Assets               $305,789,000                             $289,205,000
                                   ============                             ============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                    $46,847,000      94,741        .81%     $40,938,000      122,325     1.20%
Money Market deposits                76,135,000     225,834       1.19%      64,315,000      373,810     2.32%
Time deposits                       105,268,000     881,121       3.35%     101,694,000    1,125,244     4.43%
Borrowed funds                       14,256,000     133,535       3.75%      23,144,000      166,838     2.88%
                                    -----------   ---------                 -----------    ---------

Total interest bearing liabilities  242,506,000   1,335,231       2.20%     230,091,000    1,788,217     3.11%


Demand deposits                      41,330,000                              39,020,000
Other liabilities                       653,000                               1,553,000
Shareholders' Equity                 21,300,000                              18,541,000
                                    -----------                             -----------

Total liabilities and equity       $305,789,000                            $289,205,000
                                   ============                            ============

Net interest income                             $2,645,484                                $2,392,195
                                                  =========                               ==========
Net interest spread                                               3.41%                                  3.08%
                                                                  ====                                   ====
Net interest margin                                               3.73%                                  3.54%
                                                                  ====                                   ====

RATE/VOLUME ANALYSIS

                                                                 3/31/03 Compared to 3/31/02
                                                                  Increase (Decrease) Due to

                                                            Volume          Rate             Total
                                                          --------         -------        ----------

Interest earned on:
Loans                                                     $ (71,993)      $(180,812)      $(252,805)
Investment securities                                       113,110         (78,246)         34,864
Other interest income                                        26,895          (8,651)         18,244
                                                          ---------       ---------       ---------
Total interest earning assets                                68,012        (267,709)       (199,697)
                                                          ---------       ---------       ---------

Interest paid on:
Deposits                                                    153,827        (573,510)       (419,683)
Borrowed money                                              (74,850)         41,547         (33,303)
                                                          ---------       ---------       ---------
Total interest bearing liabilities                           78,977        (531,963)       (452,986)
                                                          ---------       ---------       ---------

Increase (decrease) in net interest income                 $(10,965)      $ 264,254       $ 253,289
                                                          =========       =========       =========


The $253,289 increase in net interest income is due primarily to decreases in interest rates paid for deposits. The result was a decrease in interest expense of $573,510, which is more than double the corresponding decrease in interest income of $267,709 due also to lower rates.

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

Tax-equivalent net interest income for the first quarter of 2003 totaled $2,645,484, an increase of $253,289 or 10.6% from the first quarter of 2002. Net interest income increased due to funding costs for interest bearing liabilities declining to a greater degree than the decline in earning asset yields. Specifically, interest on deposits and borrowed funds decreased by 91 basis points. The rates paid on savings, NOW and money market deposit accounts were decreased throughout 2002. The benefit of this decrease in core deposits rates is evidenced by increase in the net interest margin, which improved from 3.54% at March 31, 2002 to 3.73% as of March 31, 2003. The yield on earning assets decreased 58 basis points due to variable rate loans and investments repricing at lower rates as well as to new investments in earning assets yielding lower rates due to the low interest rate environment.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2003 totaled $75,000, which is an increase of $15,000 over provisions for the first quarter of 2002. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. Management's decision to increase the provision is based upon an increased emphasis in commercial lending, as well as its analysis of non-performing loans, their collateral and expectations for a cautious economic recovery in the local market.

During the first quarter of 2003, the Company recorded net charge-offs of $87,265 compared to first quarter 2002 net charge-offs of $63,047. First quarter charge-offs for both years included writedowns and losses related primarily to the consumer loan portfolio, specifically in the indirect dealer loan program. The increase in charge-offs between years is a result of the current trend of declining realizable values of repossessed assets, as well as to the seasoning of the portfolio.

Noninterest Income

Noninterest income for the first quarter of 2003 totaled $554,653, a decrease of $79,270 or 12.5% from the first quarter of 2002. The cause of the decline was due to the first quarter 2002 nonrecurring income of $103,000 related to the demutualization of Anthem, Inc., the Bank's group insurance provider. Offsetting some of the decline was Trust income, which increased $25,001 from the first quarter of 2002 due to increased assets under management as well as estate settlements. Income from banking service charges and fees totaled $179,129 which approximated the first quarter 2002 amount of $175,212.

Noninterest Expense

First quarter 2003 noninterest expense totaled $2,322,731, decreasing 4.4% or $106,242 from the first quarter 2002 expenses of $2,428,973. One-time expenses of $347,790 incurred during the first quarter of 2002 related to the former President's Early Retirement Agreement resulted in a decrease in salaries and employee benefits in 2003. During the first quarter of 2003 the Bank opened its seventh branch. Costs relating to the opening of this office, including market promotion, approximated $143,000 and were expensed in the first quarter of 2003. Increased costs related to the new branch are included in salaries and benefits, occupancy, equipment and advertising expenses.

Other noninterest expenses increased by $49,264, or 20.0% from the first quarter of 2002. This is due to costs for computer consulting and software required for the installation and upgrades of new services and technology.

Income Taxes

The first quarter 2003 provision for income taxes totaled $137,035, which is an increase of $53,720 from the first quarter of 2002. The increase in income tax expense is a result of a higher level of taxable income.

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

The Bank is a member of the Federal Home Loan Bank system which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, federal funds, borrowings through the use of repurchase agreements and the sale of mortgage loans in the secondary market are available to fund short term cash needs.

As of March 31, 2003, the Company had $31,200,215 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.


CAPITAL

At March 31, 2003, total shareholders' equity was $22,119,982 compared to $20,999,216 at December 31, 2002. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of March 31, 2003:

                                   Minimum
                                 Regulatory
                               Capital Levels     The Company     The Bank
                               --------------     -----------     --------
TIER 1:
Leverage capital ratio                 4%             6.69%          6.53%

Risk-based capital ratio               4%            11.64%         11.43%

Total risk-based capital ratio         8%            12.21%         11.99%



ALLOWANCE FOR LOAN LOSSES AND CRITICAL ACCOUNTING POLICIES

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at March 31, 2003. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At March 31, 2003, the allowance for loan losses was equivalent to 68% of total non-performing assets as compared with 53% of total non-performing assets at December 31, 2002. The underlying collateral values of the past due loans support these levels of reserves. The ratio of the allowance for loan losses to total loans at March 31, 2003 was .55% as compared to .51% as of December 31, 2002.

Changes in the allowance for loan losses for the periods ended March 31, 2003 and 2002 are as shown below:

For  the three months ended March 31,                2003              2002
                                                -----------       -----------
Balance at beginning of the year                $ 1,011,052       $   957,731
Provision for loan losses                            75,000            60,000
Loans charged off                                  (114,202)          (72,130)
Recoveries of loans previously charged off           26,937             9,083
                                                -----------       -----------

Balance at end of period                        $   998,787       $   954,684
                                                ===========       ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of March 31, 2003 and December 31, 2002.

                                           March 31, 2003    December 31, 2002

Nonaccrual loans                             $1,172,407         $1,487,475

Other real estate owned                         300,000            300,000
                                             ----------         ----------

Total nonperforming assets                   $1,472,407         $1,787,475
                                             ==========         ==========

Loans past due in excess of 90 days and
  accruing interest                          $   23,063         $   56,729
                                             ==========         ==========


Potential Problem Loans

As of March 31, 2003, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.


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

ITEM 3. CONTROLS AND PROCEDURES RELATED TO THE DISCLOSURE OF FINANCIAL
INFORMATION

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and

Treasurer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Treasurer (Principal Financial Officer) concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART -I - OTHER INFORMATION

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

A.      Exhibits

EXHIBIT INDEX

Exhibit
 No.    Exhibit
----    -------

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

10.38 The First National Bank of Litchfield Director Incentive Retirement Agreement between Alan B. Magary and the Bank dated December 19, 2002.
        Exhibit is incorporated by reference to Exhibit 10.38 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.39 The First National Bank of Litchfield Director Incentive Retirement Agreement between Gregory S. Oneglia and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.39 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.40 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joseph J. Greco and the Bank dated December 19, 2002.
        Exhibit is incorporated by reference to Exhibit 10.40 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

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

99.2 Certification of Treasurer (Principal Financial Officer) of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


B. Reports on Form 8-K. The Company filed a Report on Form 8-K on February 28, 2003 to report that on February 27, 2003, the Company's Board of Directors declared a cash dividend of $.10 per share to be paid on April 25, 2003 to shareholders of record as of March 11, 2003.







                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     FIRST LITCHFIELD FINANCIAL CORPORATION

Dated:   May 12, 2003                     By:     /s/ Joseph J. Greco
                                                  ------------------------------
                                                  Joseph J. Greco, President and
                                                  Chief Executive Officer


Dated:  May 12, 2003                        By:   /s/ Carroll A. Pereira
                                                  ------------------------------
                                                  Carroll A. Pereira, Treasurer
                                                 (Principal Financial Officer)

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




Date: May 12, 2003
     ------------------------------
Joseph J. Greco
-----------------------------------
By:
         Chief Executive Officer

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




Date: Carroll A. Pereiva
      -------------------------

May 12, 2003
------------------------------
By:
     Treasurer (Principal Financial Officer)