Form 10QSB
period 2003-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2003-08-14
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934

For the quarterly period ended: June 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

                         Commission File Number: 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                    06-1241321
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                    Identification No.)

   13 North Street, Litchfield, CT                     06759
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

      Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,800,442 shares of Common Stock, par value $.01 per share, were outstanding at July 29, 2003.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Consolidated Financial Information

        Item 1 - Financial Statements

              Consolidated Balance Sheets - June 30, 2003 (unaudited) and
                  December 31, 2002 .....................................    2

              Consolidated Statements of Income  - Three months and
                  six months ended June 30, 2003 and 2003 (unaudited) ...    3

              Consolidated Statements of Comprehensive Income - Three
                  months and six months ended June 30, 2003 and 2002
                  (unaudited) ...........................................    4

              Consolidated Statements of Cash Flows - Six months
                 ended June 30, 2003 and 2002 (unaudited) ...............    5

              Notes to Consolidated Financial Statements ................    6

        Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................   10

        Item 3 - Controls and Procedures Related to the Disclosure of
          Financial Information .........................................   23

Part II - Other Information

        1. Legal Proceedings ............................................   24

        2. Changes in Securities and Use of Proceeds ....................   24

        3. Defaults Upon Senior Securities ..............................   24

        4. Submission of Matters to a Vote of Security Holders ..........   24

        5. Other Information ............................................   26

        6. Exhibits and Reports on Form 8-K .............................   26

Signatures ..............................................................   33

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,           December 31,
                                                                                             2003                 2002
                                                                                         -------------       -------------
                                                                                          (Unaudited)
ASSETS
   Cash and due from banks                                                               $  11,721,926       $   8,763,736
   Federal Funds Sold                                                                               --          15,000,000
                                                                                         -------------       -------------
                                              CASH AND CASH EQUIVALENTS                     11,721,926          23,763,736
                                                                                         -------------       -------------
   Securities:
     Available for sale securities:
       US Treasury and other government securities (amortized cost $43,801,018-2003         44,230,589           5,233,594
        and $5,004,622-2002)
       State and municipal securities (amortized cost $16,346,797-2003
        and $16,359,152-2002)                                                               18,208,009          16,754,344
       Mortgage-backed securities (amortized cost $77,928,405-2003
        and $55,723,087-2002)                                                               78,470,790          56,553,896
       Corporate and other bonds (amortized cost $3,019,586-2003)                            3,000,000                  --
     Held to maturity securities:
       Mortgage-backed securities (market value $175,943-2003
        and $279,790-2002)                                                                     168,197             203,012
                                                                                         -------------       -------------
                                                       TOTAL SECURITIES                    144,077,585          78,744,846
                                                                                         -------------       -------------

   Federal Home Loan Bank stock, at cost                                                     2,389,800           2,389,800
   Federal Reserve Bank stock, at cost                                                          81,850              81,850
   Loans held for sale                                                                       1,451,157             385,000
   Loans Receivable, Net of Allowance for loan losses of
                 $1,039,295 -2003, $1,011,052-2002
                                                              NET LOANS                    181,418,972         188,363,103

   Bank premises and equipment, net                                                          2,811,696           2,580,616
   Foreclosed real estate                                                                      300,000             300,000
   Accrued interest receivable                                                               1,772,890           1,507,335
   Cash surrender value of insurance                                                         7,411,333           7,239,262
   Other assets                                                                              2,289,465           1,447,483
                                                                                         -------------       -------------

                                                           TOTAL ASSETS                  $ 355,726,674       $ 306,803,031
                                                                                         =============       =============

LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                           $  46,354,839       $  42,738,112
     Interest bearing:
        Savings                                                                             49,826,257          46,663,585
        Money market                                                                        95,054,460          70,048,999
        Time certificates of deposit in denominations of $100,000 or more                   26,577,389          32,913,440
        Other time certificates of deposit                                                  70,246,725          76,317,807
                                                                                         -------------       -------------
                                                         TOTAL DEPOSITS                    288,059,670         268,681,943
                                                                                         -------------       -------------

   Federal Home Loan Bank advances                                                          10,500,000           8,000,000
   Securities sold under agreements to repurchase                                            7,000,000           7,000,000
   Trust preferred securities                                                                6,800,000                  --
   Deferred income taxes                                                                       791,734             329,807
   Due to broker for security purchases                                                     18,043,590                  --
   Accrued expenses and other liabilities                                                    1,422,723           1,792,065
                                                                                         -------------       -------------
                                                      TOTAL LIABILITIES                    332,617,717         285,803,815
                                                                                         -------------       -------------
   Commitments & Contingencies                                                                      --                  --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2003 - Issued - 1,895,850 shares, outstanding - 1,800,442 shares
     2002 - Issued - 1,872,738 shares, outstanding - 1,777,330 shares                           18,959              18,727
   Capital surplus                                                                          14,793,258          14,532,101
   Retained earnings                                                                         7,140,836           6,189,166
   Less: Treasury stock at cost- 95,408 shares                                                (701,061)           (701,061)
   Accumulated other comprehensive income-net unrealized gain
     on available for sale securities (net of taxes)                                         1,856,965             960,283
                                                                                         -------------       -------------
                                             TOTAL SHAREHOLDERS' EQUITY                     23,108,957          20,999,216
                                                                                         -------------       -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 355,726,674       $ 306,803,031
                                                                                         =============       =============

See Notes to Consolidated Financial Statements

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                             Three Months Ended June 30,       Six Months Ended June 30,
                                                                2003             2002            2003            2002
                                                            -----------       ----------      ----------      ----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                               $ 2,765,062       $3,180,772      $5,694,683      $6,362,679

   Interest and dividends on securities:
      Mortgage-backed                                           613,839          656,005       1,215,465       1,233,637
      US Treasury and other                                     332,459          180,547         420,465         341,232
      State & municipal securities                              197,920          137,146         395,902         274,487
      Corporate & other bonds                                    32,871           25,953          50,059          51,928
   Other interest income                                         14,659           21,511          56,320          44,928
                                                            -----------       ----------      ----------      ----------
                          TOTAL INTEREST INCOME               3,956,810        4,201,934       7,832,894       8,308,891
                                                            -----------       ----------      ----------      ----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                    97,893          121,722         192,634         244,047
      Money market                                              350,576          377,708         576,410         751,518
      Time certificates of deposit in
          denominations $100,000 or more                        195,373          260,922         433,005         520,415
      Other time certificates of deposit                        555,307          857,437       1,198,796       1,723,188
                                                            -----------       ----------      ----------      ----------
                     TOTAL INTEREST ON DEPOSITS               1,199,149        1,617,789       2,400,845       3,239,168
   Interest on Federal Home Loan Bank advances                   67,087          124,829         126,454         242,900
   Interest on repurchase agreements                             70,977           68,872         145,145         117,639
                                                            -----------       ----------      ----------      ----------
                         TOTAL INTEREST EXPENSE               1,337,213        1,811,490       2,672,444       3,599,707
                                                            -----------       ----------      ----------      ----------
                            NET INTEREST INCOME               2,619,597        2,390,444       5,160,450       4,709,184
PROVISION FOR LOAN LOSSES                                        75,000           60,000         150,000         120,000
                                                            -----------       ----------      ----------      ----------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES               2,544,597        2,330,444       5,010,450       4,589,184
                                                            -----------       ----------      ----------      ----------
NONINTEREST INCOME
   Banking service charges and fees                             207,101          186,000         386,230         361,212
   Trust                                                        267,500          242,501         535,000         485,000
   Gains on the sales of available for sale securities          196,030               --         196,030              --
   Other                                                        106,616          123,300         214,640         339,512
                                                            -----------       ----------      ----------      ----------
                       TOTAL NONINTEREST INCOME                 777,247          551,801       1,331,900       1,185,724
                                                            -----------       ----------      ----------      ----------
NONINTEREST EXPENSE
   Salaries                                                     968,705          908,498       1,893,507       2,091,571
   Employee benefits                                            259,326          269,120         552,849         578,849
   Net occupancy                                                181,433          119,564         388,721         239,364
   Equipment                                                    108,954           81,641         199,168         164,905
   Legal fees                                                    44,379           58,820          70,801         102,777
   Directors fees                                                31,750           42,309          47,293          83,328
   Computer services                                            144,431          189,311         334,930         400,356
   Supplies                                                      57,718           43,349         109,477          92,951
   Commissions, services and fees                                82,605           87,319         127,333         149,942
   Postage                                                       36,956           28,395          79,758          58,892
   Advertising                                                   66,328           49,956         199,572          97,705
   OREO & non-performing loan expenses-net                       (1,162)           7,999           5,397           8,530
   Other                                                        351,996          271,125         647,344         517,209
                                                            -----------       ----------      ----------      ----------
                     TOTAL NONINTEREST EXPENSES               2,333,419        2,157,406       4,656,150       4,586,379
                                                            -----------       ----------      ----------      ----------
                     INCOME BEFORE INCOME TAXES                 988,425          724,839       1,686,200       1,188,529
PROVISION FOR INCOME TAXES                                      239,420          172,114         376,455         255,429
                                                            -----------       ----------      ----------      ----------
                                     NET INCOME             $   749,005       $  552,725      $1,309,745      $  933,100
                                                            ===========       ==========      ==========      ==========
INCOME PER SHARE
                     BASIC NET INCOME PER SHARE             $      0.42       $     0.32      $     0.73      $     0.53
                                                            ===========       ==========      ==========      ==========
                   DILUTED NET INCOME PER SHARE             $      0.41       $     0.31      $     0.72      $     0.52
                                                            ===========       ==========      ==========      ==========

   Dividends Per Share                                      $      0.10       $     0.10      $     0.20      $     0.20
                                                            ===========       ==========      ==========      ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three months ended June 30,                                                     2003            2002
                                                                             ----------      ----------
Net income                                                                   $  749,005      $  552,725
Unrealized holding gains on securities:
       Unrealized holding gains arising during the period, net of taxes         201,322         832,464
                                                                             ----------      ----------

Comprehensive income                                                         $  950,327      $1,385,189
                                                                             ==========      ==========

Six months ended June 30,                                                       2003            2002
                                                                             ----------      ----------
Net income                                                                   $1,309,745      $  933,100
Unrealized holding gains on securities:
       Unrealized holding gains arising during the period, net of taxes         896,682         710,515
                                                                             ----------      ----------

Comprehensive income                                                         $2,206,427      $1,643,615
                                                                             ==========      ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             Six Months Ended June 30,
                                                                              2003               2002
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  1,309,745       $    933,100
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                        161,706            324,272
       Provision for loan losses                                               150,000            120,000
       Depreciation and amortization                                           147,244            130,098
       Gains on sale of available for sale securities                         (196,030)                --
       Loans originated for sale                                            (6,756,907)                --
       Proceeds from sales of loans held for sale                            5,690,750                 --
       Loss on the sale of repossessed assets                                      400              3,400
       (Loss) gain on disposals of bank premises and equipment                     335            (15,047)
       Increase in accrued interest receivable                                (265,555)          (382,938)
       Increase in other assets                                               (714,043)          (421,473)
       Increase in cash surrender value of insurance                          (172,071)          (145,757)
       Decrease in deferred loan origination costs                             175,349            196,069
       (Decrease) increase in accrued expenses and other liabilities          (241,134)           612,140
                                                                          ------------       ------------

           Net cash (used in) provided by operating activities                (710,211)         1,353,864
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                      14,013,012          4,442,942
       Purchases                                                           (29,344,870)       (20,528,015)
       Proceeds from sales                                                   6,185,417                 --
Available for sale US Treasury and other investment securities:
       Proceeds from maturity                                                4,973,809                 --
       Purchases                                                           (38,770,578)        (5,187,500)
Available for sale State & municipal and other bonds
       Purchases                                                            (3,022,500)                --
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                          34,891             67,026
Net decrease in loans                                                        6,585,722         (4,733,410)
Proceeds from the sale of repossessed assets                                    13,000             86,450
Purchase of bank premises and equipment                                       (378,859)           (47,593)
Proceeds from sale of bank premises and equipment                                  200             15,400
                                                                          ------------       ------------

       Net cash used in investing activities                               (39,710,756)       (25,884,700)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and
  demand deposits                                                           31,784,860         14,779,404
Net (decrease) increase in certificates of deposit                         (12,407,133)         3,435,004
Net decrease in borrowings under Federal Home
  Loan Bank advances                                                         2,500,000          6,000,000
Issuance of trust preferred securities                                       6,800,000                 --
Debt issuance costs                                                           (204,000)                --
Net increase in other borrowings                                                    --          7,000,000
Proceeds from the exercise of stock options                                    261,388                 --
Dividends paid on common stock                                                (355,958)          (333,952)
                                                                          ------------       ------------

       Net cash provided by financing activities                            28,379,157         30,880,456
                                                                          ------------       ------------

       Net (decrease) increase in cash and cash equivalents                (12,041,810)         6,349,620

CASH AND CASH EQUIVALENTS, at beginning of period                           23,763,736          8,103,221
                                                                          ------------       ------------

CASH AND CASH EQUIVALENTS, at end of period                               $ 11,721,926       $ 14,452,841
                                                                          ============       ============
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
       Interest on deposits and borrowings                                $  2,756,726       $  3,649,362
                                                                          ============       ============
       Income taxes                                                       $    750,750       $    431,165
                                                                          ============       ============
Non-cash investing and financing activities:
       Receivable for matured investment security                         $  2,140,795       $  2,008,000
                                                                          ============       ============
       Due to broker for securities purchases                             $ 20,194,375       $         --
                                                                          ============       ============
       Transfer of loans to repossessed assets                            $     32,660       $     76,100
                                                                          ============       ============
       Accrued dividends declared                                         $    358,075       $    333,952
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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

      The following is information about the computation of net income per share for the three and six month periods ended June 30, 2003 and 2002. The 2002 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                                         Three Months Ended
                                                                            June 30, 2003
                                                          ----------------------------------------------------
                                                             Net                                     Per Share
                                                           Income               Shares                 Amount
                                                          --------             ---------             ---------
    Basic Net Income Per Share
      Income available to common shareholders             $749,005             1,790,815               $   .42
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                29,528

    Diluted Net Income Per Share
      Income available to common shareholders             --------             ---------
      plus assumed conversions                            $749,005             1,820,343               $   .41
                                                          ========             =========               =======

                                                                              June 30, 2002
                                                          ----------------------------------------------------
                                                            Net                                      Per Share
                                                          Income                 Shares                Amount
                                                          --------             ---------             ---------
    Basic Net Income Per Share
      Income available to common shareholders             $552,725             1,753,246              $   .32
                                                                                                      =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                43,723

    Diluted Net Income Per Share
      Income available to common shareholders             --------             ---------
      plus assumed conversions                            $552,725             1,796,969              $   .31
                                                          ========             =========              =======

                                                                            Six Months Ended
                                                                              June 30, 2003
                                                        -------------------------------------------------------
                                                            Net                                      Per Share
                                                          Income                Shares                 Amount
                                                        ----------             ---------             ----------
    Basic Net Income Per Share
      Income available to common shareholders           $1,309,745             1,785,622               $   .73
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                30,491

    Diluted Net Income Per Share
      Income available to common shareholders           ----------             ---------
      plus assumed conversions                          $1,309,745             1,816,113               $   .72
                                                        ==========             =========               =======

                                                                               June 30, 2002
                                                          -----------------------------------------------------
                                                             Net                                      Per Share
                                                           Income               Shares                  Amount
                                                          ---------           ----------              ---------
    Basic Net Income Per Share
      Income available to common shareholders              $933,100             1,753,246              $   .53
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                 41,884

    Diluted Net Income Per Share
      Income available to common shareholders              --------            ----------
      plus assumed conversions                             $933,100             1,795,130              $   .52
                                                           ========            ==========              =======

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                               Three Months Ended
                                                                                                  June 30, 2003
                                                                                -----------------------------------------------
                                                                                 Before-Tax                          Net-of-Tax
                                                                                   Amount              Taxes           Amount
                                                                                -----------         ----------       ----------
Unrealized holding gains arising during the period                              $   501,063         $ (170,361)      $  330,702
Less: reclassification adjustment for amounts recognized in net income             (196,030)            66,650         (129,380)
                                                                                -----------         ----------       ----------

Unrealized holding gain on available for sale securities, net of taxes          $   305,033         $ (103,711)      $  201,322
                                                                                ===========         ==========       ==========

                                                                                                June 30, 2002
                                                                            --------------------------------------------------
                                                                             Before-Tax                             Net-of-Tax
                                                                               Amount               Taxes             Amount
                                                                            -----------           ----------        ----------
Unrealized holding gains arising during the period                          $ 1,261,310           $ (428,846)       $  832,464
Less: reclassification adjustment for amounts recognized in net income               --                   --                --
                                                                            -----------           ----------        ----------

Unrealized holding gain on available for sale securities, net of taxes      $ 1,261,310           $ (428,846)       $  832,464
                                                                            ===========           ==========        ==========

                                                                                             Six Months Ended
                                                                                               June 30, 2003
                                                                            --------------------------------------------------
                                                                            Before-Tax                             Net-of-Tax
                                                                               Amount               Taxes             Amount
                                                                            -----------           ----------        ----------
Unrealized holding gains arising during the period                          $ 1,554,639           $ (528,577)       $1,026,062
Less: reclassification adjustment for amounts recognized in net income         (196,030)              66,650          (129,380)
                                                                            -----------           ----------        ----------

Unrealized holding gain on available for sale securities, net of taxes      $ 1,358,609           $ (461,927)       $  896,682
                                                                            ===========           ==========        ==========

                                                                                               June 30, 2002
                                                                            --------------------------------------------------
                                                                             Before-Tax                             Net-of-Tax
                                                                               Amount               Taxes             Amount
                                                                            -----------           ----------        ----------
Unrealized holding gains arising during the period                          $ 1,076,538           $ (366,023)       $  710,515
Less: reclassification adjustment for amounts recognized in net income               --                   --                --
                                                                            -----------           ----------        ----------

Unrealized holding gain on available for sale securities, net of taxes      $ 1,076,538           $ (366,023)       $  710,515
                                                                            ===========           ==========        ==========

5. During the end of the second quarter of 2003, the Company formed a statutory trust, First Litchfield Statutory Trust I, and owns 100% of the Trust's capital stock. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. On June 26, 2003, the Trust issued $6.8 million in preferred securities to investors at an initial rate of 4.16%, which rate may adjust quarterly based on changes to LIBOR. The duration of the trust is 30 years with early redemption at par at the Company's option after five years, or earlier in the event of certain regulatory or tax changes. $4.8 million of the proceeds from the issuance of the preferred securities were used to increase the capital of the Bank. The Bank will use these proceeds to fund general operations and to increase its earning assets. The remaining $2 million of the issue will be used by the Company for various corporate purposes including potentially to buy back stock or to react to other opportunities. The securities qualify for up to 25% of the Company's Tier 1 Capital with the remainder qualifying as Tier 2 Capital.

      The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of June 30, 2003 totaled $10,500,000. This amount includes advances of $3,500,000 at a rate of 1.67% on an overnight basis, $5,000,000 at a rate of 3.23% due in October 2003 and $2,000,000 at a rate of 3.47% due in December 2003.

      As of June 30, 2003, the Bank had borrowings under repurchase agreements totaling $7,000,000. This amount includes $3,000,000 at a rate of 3.57% due January 2004 and $4,000,000 at a rate of 4.5% due January 2005.

      Subsequent to the end of the quarter the Bank increased its Federal Home Loan advances by an additional $13,500,000 and its borrowings under repurchase agreements by $10,000,000. The borrowings range in terms from three to five years with rates ranging from 2.33% to 3.27%. The borrowings were incurred in conjunction with the increased earning assets available from the additional capital that was the resulting from the trust preferred securities issuance.

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                      For the three months ended June 30,
                                                                       2003                        2002
                                                            -----------------------       --------------------
Provision for income taxes at statutory Federal rate        $    336,064         34%      $   246,445       34%
Increase (decrease) resulting from:
   Tax exempt income                                            (101,300)       (11)          (79,170)     (11)
   Nondeductible interest expense                                  4,654          1             4,770        1
   Other                                                               2         --                69       --
                                                            -----------------------       --------------------
Provision for income taxes                                  $    239,420         24%      $   172,114       24%
                                                            =======================       ====================

                                                                    For the six months ended June 30,
                                                                     2003                         2002
                                                            -----------------------       --------------------
Provision for income taxes at statutory Federal rate       $     573,308         34%      $   404,100       34%
Increase (decrease) resulting from:
   Tax exempt income                                            (206,414)       (13)         (158,526)     (14)
   Nondeductible interest expense                                  9,561          1             9,621        1
   Other                                                              --         --               234       --
                                                            -----------------------       --------------------
Provision for income taxes                                  $    376,455         22%      $   255,429       21%
                                                            =======================       ====================

8. A summary of the Bank's loan portfolio at June 30, 2003 and December 31, 2002 is as follows:

                                                         2003                2002
                                                     -------------       -------------
            Real estate--residential mortgage        $ 115,035,666       $ 123,393,205
            Real estate--commercial mortgage            30,809,333          30,535,812
            Real estate--construction                    9,708,964           9,993,398
            Commercial                                  14,838,297          10,531,171
            Installment                                 11,485,064          14,271,763
            Other                                          158,794              51,308
                                                     -------------       -------------
                             TOTAL LOANS               182,036,118         188,776,657
            Net deferred loan origination costs            422,149             597,498
            Allowance for loan losses                   (1,039,295)         (1,011,052)
                                                     -------------       -------------
                             NET LOANS               $ 181,418,972       $ 188,363,103
                                                     =============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Litchfield Financial Corporation (the "Company") a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"), and First Litchfield Statutory Trust I. The Bank is the Company's primary subsidiary and only source of income. The Bank has two subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law.

Both the Company and the Bank are headquartered in Litchfield, CT. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has seven banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The newest banking facility, located in downtown Torrington, Connecticut, opened in March of 2003. In 1975 the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc. and Infinex Insurance Agency, Inc.

On June 26, 2003 the Company formed a new subsidiary, First Litchfield Statutory Trust I. The Company owns 100% of the Trust's capital stock. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. On June 26, 2003 the first series of trust preferred securities were issued.

As of June 30, 2003 the Company had total assets of $355,726,674, which was an increase of approximately $49.0 million or 16.0% from year-end 2002 total assets of $306,803,031. The increase in earning assets resulted from increases in the securities portfolio and offset decreases in the loan portfolio. This growth was funded by increases in core deposits and borrowed funds including a trust preferred security offering.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

FINANCIAL CONDITION

Total assets as of June 30, 2003 were $355,726,674, an increase of 16.0% or $48,923,643 from year-end 2002 assets of $306,803,031. Purchases in the securities portfolio were intended to increase the level of earning assets to efficiently utilize the growth of deposits and capital. Total securities were $144,077,585, an increase of $65,332,739 or 83.0% from the 2002 year end balance of $78,744,846. Net loans decreased by $6,944,131, or 7.8% due to refinancings in the residential mortgage portfolio as well as the continued runoff of loans in the installment loan portfolio.

For the first six months of 2003, net purchases of securities totaled $65.3 million. These purchases were comprised of United States Government agency bonds and mortgage-backed securities. Management believes that these purchases effectively utilize the earning asset capacity of the Company's funding sources while considering liquidity, asset/liability and credit risk goals.

Net loans totaled $181,418,972 as of June 30, 2003, which was a decrease of $6.9 million million or 3.7% from the year-end 2002 balance. Residential mortgage loans decreased by $8,357,539. This decline is attributed to be the result of customers refinancing with other mortgage lenders in search of lower fixed rate products. Although the Bank does offer competitively priced mortgage products, many of these are sold in the secondary market and therefore do not contribute to the growth of the portfolio. The installment loan portfolio decreased by $2,786,699 over the first six months of the year. This decline is due to amortizations in the portfolio which are not being replenished due to the decision to discontinue indirect dealer financing which comprise the majority of these loans. Growth was experienced in the commercial loan portfolio, which increased by $4,307,126 during the first six months of 2003. Growth in the commercial loan portfolio is attributed to the Bank's expanded presence in the Torrington market due to the new branch.

As of June 30, 2003, cash and cash equivalents totaled $11,721,926, which is a decrease of $12,041,810 from the December 31, 2002 balance. This decrease was primarily due the utilization of overnight Federal Funds Sold to increase the investment portfolio.

Bank-owned life insurance totaled $7,411,333 as of June 30, 2003. This balance has increased by $172,071 since year-end 2002 due to increases in the cash surrender value of the policies. These policies were purchased during previous years in conjunction with funding employee benefits plans.

Other assets totaled $2,289,465, which was an increase of $841,982 from the year-end 2002 balance. This increase was due higher levels of accrued trust fee income, as well as debt issuance costs of $204,000 associated with the trust preferred issue. Also contributing to the increase was a higher level of prepaid income taxes due both to estimates for the current year liability as well as the tax benefit derived from the exercise of stock options.

Total liabilities were $332,617,717 as of June 30, 2003, which is an increase of $46,813,902 or 16.4% from December 31, 2002. Deposits totaled $288,059,670, which is an increase of $19,377,727 from year-end 2002. Demand deposits increased by $3,616,727 or 8.4% due primarily to seasonal increases typically arising from tax deposits. Money market deposits experienced the largest growth, increasing $25,005,461 or 35.7%. Much of the increase in money market deposits was the result of a special money market product promoted at the time of the new branch opening. Increases were also experienced in savings deposits, which increased by 6.8% over the first six months of 2003. The continued consumer's preference for deposits liquidity due to the low interest rate environment, their desire for safety of principal have caused the increase in money market and savings deposits. Time certificates of deposit decreased by $12,407,133 or 11.4% from the year-end 2002 balance. This decline is attributed to customers shifting out of term certificates into more liquid savings and money market deposits.

During the second quarter the Company issued trust preferred securities totaling $6,800,000. The purpose of obtaining this funding was to increase the Company's capital level to enable organic growth through branching or leverage strategies as well as to have the ability to react to other corporate opportunities such as stock repurchases.

As of June 30, 2003, the Bank purchased securities totaling $20,184,375 and sold securities totaling $2,140,785, which will not settle until the third quarter. The net effect of these transactions total $18,043,590 and are reflected as "Due to Broker for Security Purchases" in other liabilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Summary

Net interest income is the single largest source of the Company's net income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money. Although there are certain factors which can be controlled by management's policies and actions, certain other factors exist, such as the general level of credit demand, Federal Reserve Board monetary policy and changes in tax law that are beyond the control of management.

Net income for the second calendar quarter of 2003 totaled $749,005, which is an increase of $196,280 or 35.5% from second quarter 2002 earnings of $552,725. Quarterly basic and diluted net income per share for 2003 were $.42 and $.41 per share, respectively, compared to $.32 per basic and $.31 per diluted share for the same period in 2002.

Net Interest Income

Net interest income is comprised of the following for the three months ended June 30,

                                                    2003              2002
                                                -----------       -----------
Interest and dividend income                    $ 3,956,810       $ 4,201,934
Tax-equivalent adjustments                          105,190            73,296
Interest expense                                 (1,337,213)       (1,811,490)
                                                -----------       -----------

Net interest income (tax equivalent basis)      $ 2,724,787       $ 2,463,740
                                                ===========       ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended June 30, 2003 and 2002. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                             Three months ended June 30, 2003               Three months ended June 30, 2002
                                         ----------------------------------------     -------------------------------------------
                                                            Interest                                      Interest
                                           Average          Earned/       Yield/         Average           Earned/       Yield/
                                           Balance           Paid          Rate          Balance            Paid          Rate
                                         ------------    ------------   ---------     ------------      ------------    ---------
Assets
Interest Earning Assets:
Loans                                    $182,046,000    $  2,765,896        6.08%    $190,690,000      $  3,181,875        6.67%
Investment Securities                     110,845,000       1,281,445        4.62%      82,586,000         1,071,844        5.19%
Other interest earning assets               4,604,000          14,659        1.27%       4,837,000            21,511        1.78%
                                         ------------    ------------                 ------------      ------------

Total interest earning assets             297,495,000       4,062,000        5.46%     278,113,000         4,275,230        6.15%
                                                         ------------    --------                       ------------    --------
Allowance for loan losses                  (1,019,000)                                    (963,000)
Cash and due from banks                    10,421,000                                    8,014,000
Bank premises and equipment                 2,808,000                                    2,552,000
Net unrealized gain/loss on
  securities                                2,497,000                                      410,000
Foreclosed real estate                        300,000                                      300,000
Other assets                                9,029,000                                    9,027,000
                                         ------------                                 ------------

Total Average Assets                     $321,531,000                                 $297,453,000
                                         ============                                 ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $ 47,791,000          97,893        0.82%    $ 40,680,000           121,722        1.20%
Money Market deposits                      91,745,000         350,576        1.53%      65,227,000           377,708        2.32%
Time deposits                              98,180,000         750,680        3.06%     104,736,000         1,118,359        4.27%
Borrowed funds                             15,596,000         138,064        3.54%      25,702,000           193,701        3.01%
                                         ------------    ------------                 ------------      ------------

Total interest bearing liabilities        253,312,000       1,337,213        2.11%     236,345,000         1,811,490        3.07%
                                                         ------------    --------                       ------------    --------

Demand deposits                            45,460,000                                   40,662,000
Other liabilities                             485,000                                    1,595,000
Shareholders' Equity                       22,274,000                                   18,851,000
                                         ------------                                 ------------

Total liabilities and equity             $321,531,000                                 $297,453,000
                                         ============                                 ============

Net interest income                                      $  2,724,787                                   $  2,463,740
                                                         ============                                   ============

Net interest spread                                                          3.35%                                          3.08%
Net interest margin                                                          3.66%                                          3.54%

RATE/VOLUME ANALYSIS

                                                            Three months ended
                                                        6/30/03 Compared to 6/30/02
                                                         Increase (Decrease) Due to
                                                ---------------------------------------------

                                                   Volume            Rate             Total
                                                -----------       -----------       ---------
Interest earned on:
Loans                                             ($139,895)        ($276,084)      ($415,979)
Investment securities                             1,093,185          (883,584)        209,601
Other interest income                               (23,479)           16,627          (6,852)
                                                -----------       -----------       ---------
Total interest earning assets                       929,811        (1,143,041)       (213,230)
                                                -----------       -----------       ---------

Interest paid on:
Deposits                                            188,485          (607,125)       (418,640)
Borrowed money                                      (85,374)           29,737         (55,637)
                                                -----------       -----------       ---------
Total interest bearing liabilities                  103,111          (577,388)       (474,277)
                                                -----------       -----------       ---------

Increase (decrease) in net interest income      $   826,700         ($565,653)      $ 261,047
                                                ===========       ===========       =========

Of the $261,047 increase in the net interest income, $826,700 resulted primarily from income attributable to the higher volume of earning assets. Prolonged decreases in interest rates caused the yield on earning assets to decline more than the decrease in the cost of interest bearing liabilities. This reduction caused net interest income to decrease by $565,653 for the second quarter.

Tax-equivalent net interest income for the second quarter of 2003 increased $261,047 or 10.6% from the second quarter of 2002. The increase in net interest income is due both to higher levels of earning assets as well as to the improvement in the net interest margin. Average earning assets for the second quarter of 2003 totaled $297 million, an increase of 6.8% from the second quarter of 2002. Additional tax equivalent interest income attributed to growth of earning assets totaled $929,811, and resulted entirely from growth in the securities portfolio. The funding of this growth was primarily by savings, demand and money market deposits. This funding increased interest expense by $103,111. The net interest margin for the second quarter of 2003 was 3.66%, an increase of 12 basis points from the second quarter of 2002. The improvement net interest margin, although aided by a less expensive mix of funding liabilities, is mostly attributable to the earning asset growth. The Bank has been able to decrease its funding costs in accordance with the interest rate environment; however, decreases experienced as earning assets reprice or are purchased have partially negated the improvement in margins caused by lower funding costs.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2003 totaled $75,000, which is an increase of $15,000 over the provision for the second quarter of 2002. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. An increase in commercial lending and, the analysis of non-performing loans and their collateral values were the reasons for the increase in the provision.

During the second quarter of 2003, the Company recorded net charge-offs of $34,492 compared to net charge-offs of $35,634 for the same period in 2002. These charge-offs occurred primarily due to losses in the discontinued indirect dealer loan program

Noninterest Income

Noninterest income for the second quarter of 2003 totaled $777,247, an increase of $225,446 or 40.9% from the $551,801 earned for the second quarter of 2002. Second quarter 2003 gains on the sales of available for sale securities totaling $196,030 was the primary cause of this increase. During the second quarter of 2003, investments in mortgage-backed securities which were prepaying at high speeds were sold and reinvested for future sustainable yield. These sales resulted in the gains recorded. There were no similar sales during the second quarter of 2002. Trust fees increased by $24,999 or 10.3% resulting from the continued implementation of fee increases as well as a larger portfolio of trust assets. Second quarter banking service charges and fees increased by $21,101 due to fees collected for ATM and debit card transactions, miscellaneous commissions and deposit service charges. Other noninterest income totaled $106,616, decreasing $16,684 from the second quarter of 2002. This decrease is attributed to the 2002 gain resulting from the sale of a bank vehicle.

Noninterest Expense

For the three months ended June 30, 2003, noninterest expense totaled $2,333,419, an increase of $176,013 or 8.2% from the similar period in 2002. Salary and benefits costs increased by $50,413 due to staffing changes and salary adjustments as well as to increases attributable to staffing of the additional branch opened in March 2003.

Second quarter occupancy and equipment expense totaled $290,387, increasing $89,182 or 44.3% from the second quarter of 2002. This increase is due primarily to the additional branch. Expenses for external computer services decreased by $44,880 from the second quarter of 2002 as a result of vendor credits from the Bank's core processing service center. Other noninterest expense totaled $351,996 for the quarter, which was 29.8% or $80,871 above 2002 costs. Contributing to the increase in other noninterest expense are costs for computer software, contributions, travel, telephone, courier and temporary personnel expenses. The majority of this increase relates to the costs incurred in establishing the Bank's newest branch and costs associated with the Bank's recent core processor conversion.

Income Taxes

The provision for income taxes for the three month period ended June 30, 2003 totaled $239,420, which is an increase of 39.1% from the same period in 2002. This increase is the due entirely to the increase of pretax income.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Summary

Net income for the Company for the six months ended June 30, 2003 totaled $1,309,745, increasing $376,645 or 40.7% from 2002 earnings of $933,100. Basic and diluted net income per share for the six month period were $.73 and $.72, per share, respectively. These results are 37.8% and 38.5% above 2002 levels of $.53 and $.52 for basic and diluted net income per share, respectively.

Net Interest Income

Net interest income is comprised of the following for the six months ended June 30,

                                                                  2003                       2002
                                                              -------------             --------------
              Interest and dividend income                    $   7,832,894             $   8,308,891
              Tax-equivalent adjustments                            209,821                   146,751
              Interest expense                                   (2,672,444)               (3,599,707)
                                                              -------------             -------------

              Net interest income (tax equivalent basis)      $   5,370,271             $   4,855,935
                                                              =============             =============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the six months ended June 30, 2003 and 2002. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                               Six months ended June 30, 2003                    Six months ended June 30, 2002
                                         -----------------------------------------       ------------------------------------------
                                                          Interest                                         Interest
                                            Average        Earned/         Yield/          Average          Earned/          Yield/
                                            Balance         Paid            Rate           Balance           Paid             Rate
                                         ------------   ------------     ---------       ------------    ------------      --------
Assets
Interest Earning Assets:
Loans                                    $183,603,000   $  5,696,249          6.20%      $190,104,000    $  6,365,032          6.70%
Investment Securities                      97,404,000      2,290,146          4.70%        78,714,000       2,045,682          5.20%
Other interest earning assets               9,608,000         56,320          1.17%         5,306,000          44,928          1.69%
                                         ------------   ------------                     ------------    ------------

Total interest earning assets             290,615,000      8,042,715          5.53%       274,124,000       8,455,642          6.17%
                                                        ------------     ---------                       ------------      --------

Allowance for loan losses                  (1,017,000)                                       (959,000)
Cash and due from banks                     9,812,000                                       8,032,000
Bank premises and equipment                 2,740,000                                       2,575,000
Net unrealized gain/loss on
  securities                                2,083,000                                         310,000
Foreclosed real estate                        300,000                                         300,000
Other assets                                9,127,000                                       8,947,000
                                         ------------                                    ------------

Total Average Assets                     $313,660,000                                    $293,329,000
                                         ============                                    ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                          $47,319,000        192,634          0.81%       $40,809,000         244,047          1.20%
Money Market deposits                      83,940,000        576,410          1.37%        64,771,000         751,518          2.32%
Time deposits                             101,724,000      1,631,801          3.21%       103,215,000       2,243,603          4.35%
Borrowed funds                             14,926,000        271,599          3.64%        24,423,000         360,539          2.95%
                                         ------------   ------------                     ------------    ------------

Total interest bearing liabilities        247,909,000      2,672,444          2.16%       233,218,000       3,599,707          3.09%
                                                        ------------     ---------                       ------------      --------

Demand deposits                            43,395,000                                      39,841,000
Other liabilities                             569,000                                       1,574,000
Shareholders' Equity                       21,787,000                                      18,696,000
                                         ------------                                    ------------

Total liabilities and equity             $313,660,000                                    $293,329,000
                                         ============                                    ============

Net interest income                                     $  5,370,271                                     $  4,855,935
                                                        ============                                     ============
Net interest spread                                                           3.37%                                            3.08%
Net interest margin                                                           3.70%                                            3.54%

RATE/VOLUME ANALYSIS

                                                     Six months ended
                                                6/30/03 Compared to 6/30/02
                                                 Increase (Decrease) Due to
                                        -------------------------------------------
                                          Volume           Rate             Total
                                        ---------       -----------       ---------
Interest earned on:
Loans                                   $(212,588)        ($456,195)      ($668,783)
Investment securities                     452,696          (208,232)        244,464
Other interest income                      28,301           (16,909)         11,392
                                        ---------       -----------       ---------
Total interest earning assets             268,409          (681,336)       (412,927)
                                        ---------       -----------       ---------

Interest paid on:
Deposits                                  342,924        (1,181,247)       (838,323)
Borrowed money                           (160,603)           71,663         (88,940)
                                        ---------       -----------       ---------
Total interest bearing liabilities        182,321        (1,109,584)       (927,263)
                                        ---------       -----------       ---------

Increase in net interest income         $  86,088       $   428,248       $ 514,336
                                        =========       ===========       =========

The $514,336 increase in the net interest income reflects increased income of $428,248 resulting from interest rate decreases in both interest earning assets and interest bearing liabilities, and an increase of $86,088 attributed to changes in the volume of average interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the first six months of 2003 increased $514,336 or 10.6% from the same period in 2002. Average earning assets for the first six months of 2003 increased by over $16,000,000 or 6.0%. This increase was in the investment portfolio reflecting investment purchases in government agency and mortgage-backed securities. Additionally, higher levels of overnight investments in Federal Funds sold contributed to the increase in earning assets. The increase in earning assets was funded by money market, savings and demand deposits. Money market deposits increased $19 million reflecting both customers preference for liquid deposits as well as new deposits coming from the promotional money market account associated with the Bank's new Torrington branch. The growth in savings and demand deposits is a result of customer's preference for liquidity and reluctance to invest in the stock market.

The net interest margin (net interest income divided by average earning assets) was 3.70% for the six-month period ended June 30, 2003. The net interest margin increased 16 basis points from the margin of 3.54% for the six months ended June 30, 2002. The tax-equivalent yield on earning assets through June 30, 2003 was 5.53%, 64 basis points below the 6.17% yield earned during the first six months of 2002. Continued decreases in the overall interest rate environment, particularly as it effected the interest rates earned on new earning assets, as well as its effect on repricing assets, led to this decline. Additionally, the mix of earning assets over last year changed from 69% loans and 31% investments to 63% loans and 37% investments. The shift from loans to investments is due to the decline in the loan portfolio, described previously, being offset by the growth in investments in order to maintain an adequate level of earning assets.

Funding costs decreased by 93 basis points from 3.09% to 2.16%. This decline is attributed to both the overall decrease in interest rates, as well as to a change in the mix of funding liabilities. As of June 30, 2003, 60% of average funding had been through core deposits (money market, savings and demand deposits) which are at lower interest rates. This compares to the average June 2002 mix of funding liabilities, where 67% of the funding liabilities were comprised of higher rate borrowed money and certificates of deposits. Also, the continued lower interest rate environment has allowed management to decrease rates paid on core deposits.

Provision for Loan Losses

The provision for loan losses for the first six months of the year totaled $150,000, which was an increase of $30,000 from the provision of $120,000 for the first six months of 2002. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. An increased emphasis in commercial lending, as well as the analysis of non-performing loans, their collateral, and the expectations for a cautious economic recovery in the local market, were the motivation for the increased provision.

During the first six months of 2003, the Company recorded net charge-offs of $121,757 compared to net charge-offs of $98,681 for the first six months of 2002. As experienced in 2002, the majority of all charge-offs remain the result of losses in the discontinued dealer loan program. Although the portfolio has declined in total outstanding loans, management attributes the increase in these charge-offs to be a result of weakened collateral values for these loans.

Noninterest Income

Year to date noninterest income as of June 30, 2003 totaled $1,331,900, an increase of $146,176 or 12.3% from the same period in 2002. The primary cause of this increase is gains on the sales of available for sale securities totaling $196,030. During the second quarter of 2003 some of the fast-paying mortgage-backed securities contained in the Bank's investment portfolio were sold and reinvested in order to maintain the overall yield on the portfolio. Also contributing to the increase in noninterest income is trust fees, which are up by $50,000 due to increased fee schedules and more accounts under management. Other noninterest income totaled $214,640, a decrease of $124,872 from the first six months of 2002. This decrease in other noninterest income was due to 2002 income of $103,000 resulting from the sale of stock received as a result of the demutualization of Anthem Inc., the Bank's group insurance provider.

Noninterest Expense

As of June 30, 2003, six-month noninterest expense totaled $4,656,150, an increase of 1.5% or $69,771 from the same period of 2002. The majority of the increase in noninterest expense is primarily due to costs related to the March 2003 opening of the Bank's newest branch in Torrington, Connecticut. The year to date costs in 2003 associated with the opening of this branch approximated $271,000. Additionally, costs for increased staffing and other non-interest expenses increased 2003 expenses. In the first six months of 2002,, costs related to the Early Retirement Agreement for the President of the Company increased 2002 noninterest expenses by $347,790.

Salary and benefits costs totaled $2,446,356, decreasing by 8.4% or $224,064 from the same period in 2002. This decrease is due primarily to the aforementioned increase in 2002 costs associated with the Early Retirement Agreement for the former President. Offsetting some of this decrease is increases in 2003 costs due to salary adjustments, increased benefit costs and associated costs of personnel for the new branch. Additionally, increases in occupancy, equipment, supplies and advertising expenses are primarily attributed to the new branch. Computer services expenses for the first six months of 2003 totaled $334,930, decreasing by $65,426 from 2002. This decrease is due to vendor credits received from the bank's core processor. Other noninterest expense increased by $130,135. This increase is due also to cost increases for courier, software, telephone, travel and contributions expenses, much of which is also associated with the additional branch.

Income Taxes

The provision for income taxes for the first six months of 2003 totaled $376,455, an increase of $121,026 or 47.3% from the same period in 2002. The increase in income tax expense is due to higher taxable income levels. The effective tax rate for the first six months of 2003 was 22%, up slightly from 21% for the same period in 2002. This was due to a relatively higher level of tax-exempt income from bank-owned life insurance and state and municipal investments in 2002.

LIQUIDITY

Management's objective is to ensure the continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of fluctuations in loan demand and the level of total deposits. Accordingly, the Bank has a liquidity policy that provides flexibility to meet cash needs. The liquidity objective is achieved through the maintenance of readily marketable investment securities as well as a balanced flow of asset maturities and prudent pricing on loan and deposit products.

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

As of June 30, 2003, the Company had $40,654,152 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At June 30, 2003, total shareholders' equity was $23,108,957 compared to $20,999,216 at December 31, 2002. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of June 30, 2003.

                                                       Minimum
                                         Well        Regulatory
                                     Capitalized   Capital Levels   The Company  The Bank
                                     -----------   --------------   -----------  --------
TIER 1:

  Leverage capital ratio                   5%            4%             8.72%      7.88%

  Risk-based capital ratio                 6%            4%            15.38%     13.98%

  Total risk-based capital ratio          10%            8%            15.94%     14.55%

ALLOWANCE FOR LOAN LOSSES AND CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, the Bank has made a number of estimates and assumptions relating to the reported results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of

America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Bank's only critical accounting policy, which is the policy that is most important to the portrayal of the Bank's financial results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at June 30, 2003. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At June 30, 2003, the allowance for loan losses was equivalent to 64% of total non-performing assets as compared with 53% of total non-performing assets at December 31, 2002. The underlying collateral values of the past due loans support these levels of reserves. The ratio of the allowance for loan losses to total loans at June 30, 2003 was .57%, which was slightly above the .54% as of December 31, 2002.

Changes in the allowance for loan losses for the periods ended June 30, 2003 and 2003 are shown below:

                                                 Six months ended June 30,
                                                    2003            2002
                                                -----------       ---------

Balance at beginning of the year                $ 1,011,052       $ 957,731
Provision for loan losses                           150,000         120,000
Loans charged off                                  (194,607)       (111,301)
Recoveries of loans previously charged off           72,850          12,620
                                                -----------       ---------

Balance at end of period                        $ 1,039,295       $ 979,050
                                                ===========       =========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of June 30, 2003 and December 31, 2002.

                                           June 30, 2003   December 31, 2002
                                           -------------   -----------------

Nonaccrual loans                             $1,092,642        $1,487,475

Other real estate owned                         300,000           300,000
                                             ----------        ----------

Total nonperforming assets                   $1,392,642        $1,787,475
                                             ==========        ==========

Loans past due in excess of 90 days and
  accruing interest                          $  233,135        $   56,729
                                             ==========        ==========

Potential Problem Loans

As of June 30, 2003, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

FORWARD-LOOKING STATEMENTS

This Quarterly Report and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for revenues and earnings for the Company and Bank resulting from acquisitions, attractions of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

ITEM 3. CONTROLS AND PROCEDURES RELATED TO THE DISCLOSURE OF FINANCIAL
INFORMATION

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Treasurer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the June 30, 2003, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds - Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 21, 2003.

      1. Election Of Directors.

            The vote for re-electing each of the four (4) Directors listed below to serve for a term of three years was as follows:

                                                                                           Withholding
                                                                  For                       Authority
Joseph J. Greco            Number of Shares:                   1,257,939                        9,223
                                                              ----------                    ---------
                           Percentage of
                           Shares Voted:                           99.27%                        0.73%
                                                              ----------                    ---------
                           Percentage of Shares
                           Entitled to Vote:                       70.58%                        0.52%
                                                              ----------                    ---------

                                                                                            Withholding
                                                                  For                        Authority
Perley H.                  Number of Shares:                   1,253,955                       13,207
Grimes, Jr.                                                   ----------                    ---------
                           Percentage of
                           Shares Voted:                           98.96%                        1.04%
                                                              ----------                    ---------
                           Percentage of Shares
                           Entitled to Vote:                       70.36%                        0.74%
                                                              ----------                    ---------

                                                                                           Withholding
                                                                  For                       Authority
Thomas A.                  Number of Shares:                   1,230,853                       36,309
Kendall                                                       ----------                    ---------
                           Percentage of
                           Shares Voted:                           97.13%                        2.87%
                                                              ----------                    ---------
                           Percentage of Shares
                           Entitled to Vote:                       69.06%                        2.04%
                                                              ----------                    ---------

                                                                                           Withholding
                                                                  For                       Authority
Charles E. Orr             Number of Shares:                   1,248,723                       18,439
                                                              ----------                    ---------
                           Percentage of
                           Shares Voted:                           98.54%                        1.46%
                                                              ----------                    ---------
                           Percentage of Shares
                           Entitled to Vote:                       70.06%                        1.03%
                                                              ----------                    ---------

      George M. Madsen, Alan B. Magary, Gregory S. Oneglia, William J. Sweetman, and Patricia D. Werner are currently serving terms on the Board of Directors which expire at the 2004 Annual Meeting of Shareholders. Clayton L. Blick, Bernice D. Fuessenich, and H. Ray Underwood are currently serving terms on the Board of Directors which expire at the 2005 Annual Meeting of Shareholders.

      2. Appointment of Auditors.

      The votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to ratify the appointment of McGladrey & Pullen, LLP to act as independent auditors of the current fiscal year were as follows:

                       "FOR APPROVAL"                   "AGAINST APPROVAL"                    "ABSTAIN"
                         1,254,872                            9,957                             2,333
                     -----------------                 --------------------                  ------------
                           Number                             Number                            Number

                           70.41%                              0.56%                            0.13%
                     -----------------                 --------------------                  ------------
                                              (Percent of shares entitled to vote)

                           99.03%                              0.79%                            0.18%
                     -----------------                 --------------------                  ------------
                                       (Percent of shares actually voted at the meeting)

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

10.41 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank.

10.42 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank.

10.43 Executive Change in Control Agreement between Revere H. Ferris and the Company and the Bank.

10.44 Executive Change in Control Agreement between John S. Newton and the Company and the Bank.

10.45 Executive Change in Control Agreement between Philip G. Samponaro and the Company and the Bank.

10.46       Form of Employee Change in Control Agreement.

10.47 Split dollar life agreement between Joelene E. Smith and the Company.

10.48 Split dollar life agreement between Laura R. Szablak and the Company.

10.49 Split dollar life agreement between Patricia A. Carlson and the Company.

10.50 Split dollar life agreement between Kathleen McGarry and the Company.

10.51 Split dollar life agreement between Cynthia Showalter and the Company.

10.52 Amended and Restated Declaration of Trust of First Litchfield Statutory Trust I.

10.53 Indenture for the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033

21.         List of Subsidiaries of First Litchfield Financial Corporation.
            Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.0        Section 1350 Certifications

B.          Reports on Form 8-K

            1. The Company filed a Form 8-K on May 23, 2003 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Wednesday, May 23, 2003.

            2. The Company filed a Form 8-K on May 29, 2003 to report that the Company's Board of Directors declared a quarterly cash dividend of $ .10 per share to be paid on July 25, 2003 to shareholders of record as of June 20, 2003.

            3. The Company filed a Form 8-K on June 26, 2003, to report that First Litchfield Financial Corporation completed an issuance of $6.8 million in trust preferred securities. The securities were issued through a newly formed trust, First Litchfield Statutory Trust I, in a private, pooled transaction.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST LITCHFIELD FINANCIAL CORPORATION


   Dated: August 13, 2003             By: /s/ Joseph J. Greco
                                          -----------------------------------
                                          Joseph J. Greco, President and
                                          Chief Executive Officer


   Dated: August 13, 2003             By: /s/ Carroll A. Pereira
                                          -----------------------------------
                                          Carroll A. Pereira, Treasurer
                                          (Principal Accounting Officer)