Form 10QSB
period 2003-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2003-11-13
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

      Check whether the issuer: (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the preceding 90 days.

      Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,801,413 shares of Common Stock, par value $.01 per share, were outstanding at October 29, 2003.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

        Item 1 - Financial Statements

              Consolidated Balance Sheets - September 30, 2003 (unaudited)
                  and December 31, 2002......................................  2

              Consolidated Statements of Income - Three months and nine
                  months ended September 30, 2003 and 2002 (unaudited).......  3

              Consolidated Statements of Comprehensive Income - Three
                  months and nine months ended September 30, 2003 and
                  2002 (unaudited)...........................................  4

              Consolidated Statements of Cash Flows - Nine months
                 ended September 30, 2003 and 2002 (unaudited)...............  5

              Notes to Consolidated Financial Statements.....................  6

        Item 2 - Management's Discussion and Analysis or Plan of Operation... 10

        Item 3 - Controls and Procedures..................................... 22

Part II - Other Information

        1. Legal Proceedings................................................. 23

        2. Changes in Securities and Use of Proceeds......................... 23

        3. Defaults Upon Senior Securities................................... 23

        4. Submission of Matters to a Vote of Security Holders............... 23

        5. Other Information................................................. 23

        6. Exhibits and Reports on Form 8-K.................................. 23

Signatures................................................................... 33

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,        December 31,
                                                                                              2003                 2002
                                                                                          -------------       -------------
                                                                                           (Unaudited)
ASSETS
   Cash and due from banks                                                                $  13,990,488       $   8,763,736
   Federal Funds Sold                                                                                --          15,000,000
                                                                                          -------------       -------------
                                              CASH AND CASH EQUIVALENTS                      13,990,488          23,763,736
                                                                                          -------------       -------------
   Securities:
     Available for sale securities:
       US Treasury and government agency securities (amortized cost $51,761,062-2003         50,547,131           5,233,594
            and $5,004,622-2002)
       State and municipal securities (amortized cost $16,342,544-2003
        and $16,359,152-2002)                                                                17,026,036          16,754,344
       Mortgage-backed securities (amortized cost $99,242,144-2003
        and $55,723,087-2002)                                                                98,570,640          56,553,896
       Corporate and other bonds (amortized cost $3,017,621-2003)                             2,981,261                  --
     Held to maturity securities:
       Mortgage-backed securities (market value $134,768-2003
        and $279,790-2002)                                                                      131,188             203,012
                                                                                          -------------       -------------
                                                       TOTAL SECURITIES                     169,256,256          78,744,846
                                                                                          -------------       -------------

   Federal Home Loan Bank stock, at cost                                                      2,389,800           2,389,800
   Federal Reserve Bank stock, at cost                                                          225,850              81,850
   Other restricted stock, at cost                                                               50,000                  --
   Loans held for sale                                                                          230,583             385,000
   Loans Receivable, Net of Allowance for loan losses of
                 $1,104,268 -2003, $1,011,052-2002
                                                              NET LOANS                     185,359,890         188,363,103

   Bank premises and equipment, net                                                           2,801,754           2,580,616
   Foreclosed real estate                                                                       300,000             300,000
   Accrued interest receivable                                                                2,111,160           1,507,335
   Deferred income taxes                                                                        585,908                  --
   Cash surrender value of insurance                                                          7,525,009           7,239,262
   Other assets                                                                               2,717,162           1,447,483
                                                                                          -------------       -------------

                                                           TOTAL ASSETS                   $ 387,543,860       $ 306,803,031
                                                                                          =============       =============
LIABILITIES
   Deposits:
     Noninterest bearing:
        Demand                                                                            $  47,284,837       $  42,738,112
     Interest bearing:
        Savings                                                                              55,075,812          46,663,585
        Money market                                                                        102,476,299          70,048,999
        Time certificates of deposit in denominations of $100,000 or more                    28,181,090          32,913,440
        Other time certificates of deposit                                                   69,176,799          76,317,807
                                                                                          -------------       -------------
                                                         TOTAL DEPOSITS                     302,194,837         268,681,943
                                                                                          -------------       -------------

   Federal Home Loan Bank advances                                                           39,000,000           8,000,000
   Securities sold under agreements to repurchase                                            17,000,000           7,000,000
   Trust preferred securities                                                                 6,800,000                  --
   Deferred income taxes                                                                             --             329,807
   Accrued expenses and other liabilities                                                     1,516,268           1,792,065
                                                                                          -------------       -------------
                                                      TOTAL LIABILITIES                     366,511,105         285,803,815
                                                                                          -------------       -------------
   Commitments and Contingencies                                                                     --                  --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
   Common stock $.01 par value
     Authorized - 5,000,000 shares
     2003 - Issued - 1,896,821 shares, outstanding - 1,801,413 shares
     2002 - Issued - 1,872,738 shares, outstanding - 1,777,330 shares                            18,968              18,727
   Capital surplus                                                                           14,802,418          14,532,101
   Retained earnings                                                                          7,729,710           6,189,166
   Less: Treasury stock at cost - 95,408 shares                                                (701,061)           (701,061)
   Accumulated other comprehensive income-net unrealized (loss) gain
     on available for sale securities (net of taxes)                                           (817,280)            960,283
                                                                                          -------------       -------------
                                             TOTAL SHAREHOLDERS' EQUITY                      21,032,755          20,999,216
                                                                                          -------------       -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 387,543,860       $ 306,803,031
                                                                                          =============       =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                               2003            2002            2003             2002
                                                            ----------      ----------      -----------      -----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                               $2,693,087      $3,143,469      $ 8,387,770      $ 9,506,148

   Interest and dividends on securities:
      Mortgage-backed                                          828,075         723,918        2,043,540        1,957,555
      US Treasury and other                                    612,359          97,876        1,032,824          439,108
      State & municipal securities                             199,726         169,566          595,628          444,053
      Corporate & other bonds                                   33,608              --           83,667           51,928
   Other interest income                                        11,617          58,990           67,937          103,918
                                                            ----------      ----------      -----------      -----------
                          TOTAL INTEREST INCOME              4,378,472       4,193,819       12,211,366       12,502,710
                                                            ----------      ----------      -----------      -----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                   81,395         128,842          274,029          372,889
      Money market                                             358,770         379,142          935,180        1,130,660
      Time certificates of deposit in denominations
          $100,000 or more                                     189,791         293,189          622,796          813,604
      Other time certificates of deposit                       533,186         874,349        1,731,982        2,597,537
                                                            ----------      ----------      -----------      -----------
                     TOTAL INTEREST ON DEPOSITS              1,163,142       1,675,522        3,563,987        4,914,690
   Interest on Federal Home Loan Bank advances                 171,880          98,678          295,093          341,578
   Interest on repurchase agreements                           126,906          75,755          272,051          193,394
   Interest on trust preferred debt                             72,291              --           75,532               --
                                                            ----------      ----------      -----------      -----------
                         TOTAL INTEREST EXPENSE              1,534,219       1,849,955        4,206,663        5,449,662
                                                            ----------      ----------      -----------      -----------
                            NET INTEREST INCOME              2,844,253       2,343,864        8,004,703        7,053,048
PROVISION FOR LOAN LOSSES                                       75,000          60,000          225,000          180,000
                                                            ----------      ----------      -----------      -----------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES              2,769,253       2,283,864        7,779,703        6,873,048
                                                            ----------      ----------      -----------      -----------
NONINTEREST INCOME
   Banking service charges and fees                            228,510         203,449          614,740          564,661
   Trust                                                       222,910         175,238          757,910          660,238
   Gains on the sales of available for sale securities          46,965         134,985          242,995          134,985
   Other                                                       135,038          94,290          349,678          433,802
                                                            ----------      ----------      -----------      -----------
                       TOTAL NONINTEREST INCOME                633,423         607,962        1,965,323        1,793,686
                                                            ----------      ----------      -----------      -----------
NONINTEREST EXPENSE
   Salaries                                                    990,576         845,369        2,884,083        2,936,940
   Employee benefits                                           274,761         252,202          827,611          831,051
   Net occupancy                                               166,667         121,853          555,388          361,217
   Equipment                                                    99,170          79,467          298,338          244,372
   Legal fees                                                   44,523          40,424          115,324          143,201
   Directors fees                                               31,725          38,914           96,850          122,242
   Computer services                                           195,088         191,386          530,018          591,742
   Supplies                                                     49,709          35,670          159,186          128,621
   Commissions, services and fees                               69,906          34,090          197,239          184,032
   Postage                                                      31,974          26,547          111,732           85,439
   Advertising                                                  82,410          56,375          281,982          154,080
   OREO & non-performing loan expenses-net                       4,006          18,896            9,403           27,426
   Other                                                       314,657         258,803          944,168          776,012
                                                            ----------      ----------      -----------      -----------
                     TOTAL NONINTEREST EXPENSES              2,355,172       1,999,996        7,011,322        6,586,375
                                                            ----------      ----------      -----------      -----------
                     INCOME BEFORE INCOME TAXES              1,047,504         891,830        2,733,704        2,080,359
PROVISION FOR INCOME TAXES                                     278,490         218,606          654,945          474,035
                                                            ----------      ----------      -----------      -----------
                                     NET INCOME             $  769,014      $  673,224      $ 2,078,759      $ 1,606,324
                                                            ==========      ==========      ===========      ===========
INCOME PER SHARE
                     BASIC NET INCOME PER SHARE             $     0.43      $     0.38      $      1.16      $      0.92
                                                            ==========      ==========      ===========      ===========
                   DILUTED NET INCOME PER SHARE             $     0.42      $     0.37      $      1.14      $      0.89
                                                            ==========      ==========      ===========      ===========

   Dividends Per Share                                      $     0.10      $     0.10      $      0.30      $      0.30
                                                            ==========      ==========      ===========      ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three months ended September 30,                                                          2003             2002
                                                                                      -----------       ----------
Net income                                                                            $   769,014       $  673,224
Unrealized holding (losses) gains on securities:
       Unrealized holding (losses) gains arising during the period, net of taxes       (2,674,245)         169,609
                                                                                      -----------       ----------

Comprehensive income                                                                  $(1,905,231)      $  842,833
                                                                                      ===========       ==========


Nine months ended September 30,                                                           2003             2002
                                                                                      -----------       ----------

Net income                                                                            $ 2,078,759       $1,606,324
Unrealized holding (losses) gains on securities:
       Unrealized holding (losses) gains arising during the period, net of taxes       (1,777,563)         880,124
                                                                                      -----------       ----------

Comprehensive income                                                                  $   301,196       $2,486,448
                                                                                      ===========       ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                                   2003               2002
                                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $  2,078,759       $  1,606,324
Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization and accretion of premiums and discounts on investment securities, net           152,961            420,346
       Provision for loan losses                                                                    225,000            180,000
       Depreciation and amortization                                                                226,894            191,723
       Gains on sale of available for sale securities                                              (242,995)          (134,985)
       Loans originated for sale                                                                 (8,856,483)                --
       Proceeds from sales of loans held for sale                                                 9,010,900                 --
       Loss on the sale of repossessed assets                                                           400              3,400
       Loss on disposals of bank premises and equipment                                                 334                354
       Increase in accrued interest receivable                                                     (603,825)          (240,933)
       Increase in other assets                                                                  (1,056,019)           (70,046)
       Increase in cash surrender value of insurance                                               (248,497)          (668,635)
       Decrease in deferred loan origination costs                                                  251,586            287,986
       (Decrease) increase in accrued expenses and other liabilities                               (278,205)            90,268
                                                                                               ------------       ------------

           Net cash  provided by operating activities                                               660,810          1,665,802
                                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                                           22,647,562          8,319,782
       Purchases                                                                                (83,176,868)       (30,758,483)
       Proceeds from sales                                                                       17,040,065                 --
Available for sale US Treasury and government agency securities:
       Proceeds from maturity                                                                    10,973,809                 --
       Purchases                                                                                (57,648,652)        (7,219,063)
       Proceeds from sales                                                                               --         10,409,250

Available for sale State & municipal and other bonds
       Purchases                                                                                 (3,022,500)        (5,038,985)
Proceeds from maturity                                                                                               2,008,000
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                                               71,931             84,359
Purchase of Other Restricted Stock                                                                  (50,000)                --
Purchase of Federal Reserve Bank Stock                                                             (144,000)                --
Net decrease (increase) in loans                                                                  2,493,567         (6,136,932)
Proceeds from the sale of repossessed assets                                                         23,000             86,450
Purchase of bank premises and equipment                                                            (448,567)           (86,061)
Proceeds from sale of bank premises and equipment                                                       201             15,550
Purchase of life insurance policies                                                                 (37,250)                --
                                                                                               ------------       ------------

       Net cash used in investing activities                                                    (91,277,702)       (28,316,133)
                                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                                        45,386,252         20,568,384
Net (decrease) increase in certificates of deposit                                              (11,873,358)        11,259,638
Net decrease in borrowings under Federal Home Loan Bank advances                                 31,000,000          1,000,000
Issuance of trust preferred securities                                                            6,800,000                 --
Debt issuance costs                                                                                (204,000)                --
Net increase in other borrowings                                                                 10,000,000          7,000,000
Proceeds from the exercise of stock options                                                         270,557                 --
Dividends paid on common stock                                                                     (535,807)          (500,928)
                                                                                               ------------       ------------

       Net cash provided by financing activities                                                 80,843,644         39,327,094
                                                                                               ------------       ------------

       Net (decrease) increase in cash and cash equivalents                                      (9,773,248)        12,676,763

CASH AND CASH EQUIVALENTS, at beginning of period                                                23,763,736          8,103,221
                                                                                               ------------       ------------

CASH AND CASH EQUIVALENTS, at end of period                                                    $ 13,990,488       $ 20,779,984
                                                                                               ============       ============
SUPPLEMENTAL INFORMATION
       Cash paid during the period for:
       Interest on deposits and borrowings                                                     $  4,245,716       $  5,550,786
                                                                                               ============       ============
       Income taxes                                                                            $  1,302,916       $    581,165
                                                                                               ============       ============
Non-cash investing and financing activities:
       Transfer of loans to repossessed assets                                                 $     32,660       $     78,100
                                                                                               ============       ============
       Accrued dividends declared                                                              $    538,215       $    500,928
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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

      The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2003 and 2002. The 2002 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                                         Three Months Ended
                                                                         September 30, 2003
                                                          -----------------------------------------------------
                                                             Net                                      Per Share
                                                           Income               Shares                  Amount
                                                           ------               ------                  ------
    Basic Net Income Per Share
      Income available to common shareholders             $769,014             1,800,830               $   .43
                                                                                                       =======
    Effect of Dilutive Securities
      Options Outstanding                                       --                30,436

    Diluted Net Income Per Share
      Income available to common shareholders             --------             ---------
      plus assumed conversions                            $769,014             1,831,266               $   .42
                                                          ========             =========               =======

                                                                         September 30, 2002
                                                          ---------------------------------------------------
                                                             Net                                    Per Share
                                                           Income                Shares               Amount
                                                           ------                ------               ------
    Basic Net Income Per Share
      Income available to common shareholders             $673,224             1,753,246              $   .38
                                                                                                      =======
    Effect of Dilutive Securities
      Options Outstanding                                       --                44,205

    Diluted Net Income Per Share
      Income available to common shareholders             --------             ---------
      plus assumed conversions                            $673,224             1,797,451              $   .37
                                                          ========             =========              =======

                                                                           Nine Months Ended
                                                                           September 30, 2003
                                                        ------------------------------------------------------
                                                             Net                                    Per Share
                                                           Income                Shares               Amount
                                                           ------                ------               ------
    Basic Net Income Per Share
      Income available to common shareholders           $2,078,759             1,790,691              $  1.16
                                                                                                      =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                30,473

    Diluted Net Income Per Share
      Income available to common shareholders           ----------             ---------
      plus assumed conversions                          $2,078,759             1,821,164              $  1.14
                                                        ==========             =========              =======

                                                                             September 2002
                                                        ------------------------------------------------------
                                                             Net                                    Per Share
                                                           Income                Shares               Amount
                                                           ------                ------               ------
    Basic Net Income Per Share
      Income available to common shareholders           $1,606,324             1,753,246              $   .92
                                                                                                      =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                42,658

    Diluted Net Income Per Share
      Income available to common shareholders           ----------             ---------
      plus assumed conversions                          $1,606,324             1,795,904              $   .89
                                                        ==========             =========              =======

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                         Three Months Ended
                                                                                         September 30, 2003
                                                                            ----------------------------------------------
                                                                            Before-Tax                        Net-of-Tax
                                                                              Amount            Taxes           Amount
                                                                            -----------       ----------      -----------
Unrealized holding losses arising during the period                         $(4,004,921)      $1,361,673      $(2,643,248)
Less: reclassification adjustment for amounts recognized in net income          (46,965)          15,968          (30,997)
                                                                            -----------       ----------      -----------

Unrealized holding loss on available for sale securities, net of taxes      $(4,051,886)      $1,377,641      $(2,674,245)
                                                                            ===========       ==========      ===========

                                                                                     September 30, 2002
                                                                           ------------------------------------------
                                                                           Before-Tax                      Net-of-Tax
                                                                              Amount          Taxes           Amount
                                                                           ----------       ---------      ----------
Unrealized holding gains arising during the period                          $ 391,968       $(133,269)      $ 258,699
Less: reclassification adjustment for amounts recognized in net income       (134,985)         45,895         (89,090)
                                                                            ---------       ---------       ---------

Unrealized holding gain on available for sale securities, net of taxes      $ 256,983       $ (87,374)      $ 169,609
                                                                            =========       =========       =========

                                                                                         Nine Months Ended
                                                                                        September 30, 2003
                                                                            -------------------------------------------
                                                                             Before-Tax                     Net-of-Tax
                                                                               Amount           Taxes          Amount
                                                                            -----------       --------      -----------
Unrealized holding losses arising during the period                         $(2,450,283)      $833,097      $(1,617,186)
Less: reclassification adjustment for amounts recognized in net income         (242,995)        82,618         (160,377)
                                                                            -----------       --------      -----------

Unrealized holding loss on available for sale securities, net of taxes      $(2,693,278)      $915,715      $(1,777,563)
                                                                            ===========       ========      ===========

                                                                                         September 30, 2002
                                                                            -------------------------------------------
                                                                             Before-Tax                      Net-of-Tax
                                                                               Amount           Taxes           Amount
                                                                            -----------       ---------      ----------
Unrealized holding gains arising during the period                          $ 1,468,506       $(499,292)      $ 969,214
Less: reclassification adjustment for amounts recognized in net income         (134,985)         45,895         (89,090)
                                                                            -----------       ---------       ---------
Unrealized holding gain on available for sale securities, net of taxes      $ 1,333,521       $(453,397)      $ 880,124
                                                                            ===========       =========       =========

5. At the end of the second quarter of 2003, the Company formed a statutory trust, First Litchfield Statutory Trust I, and owns 100% of the Trust's capital stock. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. On June 26, 2003, the Trust issued $6.8 million in preferred securities to investors at an initial rate of 4.16%, which rate may adjust quarterly based on changes to LIBOR. The duration of the trust is 30 years with early redemption at par at the Company's option after five years, or earlier in the event of certain regulatory or tax changes. $4.8 million of the proceeds from the issuance of the preferred securities were used to increase the capital of the Bank. The Bank will use these proceeds to fund general operations and to increase its earning assets. The remaining $2 million of the issue will be used by the Company for various corporate purposes including potentially to buy back stock or to react to other opportunities. The securities can qualify for up to 25% of the Company's Tier 1 Capital with the remainder qualifying as Tier 2 Capital. The entire proceeds of the securities qualify as Tier 1 Capital for the Company.

      The junior subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the junior subordinated debentures and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of September 30, 2003 are as follows:

                        due overnight    $  8,500,000 @ 1.0625%
                        due 10/23/03        5,000,000 @ 3.23%
                        due 12/8/03         2,000,000 @ 3.47%
                        due 8/29/05         2,500,000 @ 2.40%
                        due 8/29/05         2,500,000 @ 2.48%
                        due 7/18/06         4,500,000 @ 2.33%
                        due 7/16/07         4,500,000 @ 2.59%
                        due 8/27/07         5,000,000 @ 3.76%
                        due 7/18/08         4,500,000 @ 3.27%
                                         ------------
                          Total          $ 39,000,000
                                         ============

      As of September 30, 2003, the Bank had borrowings under repurchase agreements totaling $17,000,000. This amount includes $3,000,000 at a rate of 3.57% due January 2004. $4,000,000 at a rate of 4.5% due January 2005 and $10,000,000 at a rate of 3.26% due in July 2008.

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                             For the three months ended September 30,
                                                                  2003                       2002
                                                          -------------------        -------------------
Provision for income taxes at statutory Federal rate      $ 356,151        34%       $ 303,222        34%
Increase (decrease) resulting from:
   Tax exempt income                                        (82,116)      (11)         (90,125)      (11)
   Nondeductible interest expense                             4,455         1            5,743         1
   Other                                                          0        --             (234)       --
                                                          -------------------        -------------------
Provision for income taxes                                $ 278,490        24%       $ 218,606        24%
                                                          ===================        ===================

                                                              For the nine months ended September 30,
                                                                 2003                        2002
                                                          -------------------        -------------------
Provision for income taxes at statutory Federal rate      $ 929,459        34%       $ 707,322        34%
Increase (decrease) resulting from:
   Tax exempt income                                       (288,532)      (14)        (248,651)      (14)
   Nondeductible interest expense                            14,017         1           15,364         1
   Other                                                         1         --               --        --
                                                          -------------------        -------------------
Provision for income taxes                                $ 654,945        21%       $ 474,035        21%
                                                          ===================        ===================

8. A summary of the Bank's loan portfolio at September 30, 2003 and December 31, 2002 is as follows:

                                                   2003                2002
                                              -------------       -------------
      Real estate--residential mortgage       $ 121,763,514       $ 123,393,205
      Real estate--commercial mortgage           28,198,438          30,535,812
      Real estate--construction                   8,871,741           9,993,398
      Commercial                                 16,700,117          10,531,171
      Installment                                10,530,022          14,271,763
      Other                                          54,414              51,308
                                              -------------       -------------
                       TOTAL LOANS              186,118,246         188,776,657
      Net deferred loan origination costs           345,912             597,498
      Allowance for loan losses                  (1,104,268)         (1,011,052)
                                              -------------       -------------
                       NET LOANS              $ 185,359,890       $ 188,363,103
                                              =============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

First Litchfield Financial Corporation (the "Company"), a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The Bank is the Company's primary subsidiary and only source of income. The Bank has two subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law.

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

During the second quarter of 2003, the Company formed a statutory trust, First Litchfield Statutory Trust I. The Company owns 100% of the Trust's capital stock. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. On June 26, 2003 the first series of trust preferred securities were issued.

As of September 30, 2003 the Company had total assets of $387,543,860 which was an increase of nearly $81 million or 26.3% from year-end 2002 total assets of $306,803,031. Higher levels of earning assets resulting from investments in the securities portfolio offset decreases in the loan portfolio and cash and due from banks. This growth was funded by increased core deposits and borrowed funds, as well as proceeds from an offering of trust preferred securities.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

FINANCIAL CONDITION

Total assets as of September 30, 2003 were $387,543,860, an increase of 26.3% or $80,740,829 from year-end 2002 assets of $306,803,031. Increased levels of earning assets were deployed into the securities portfolio with the goal of attaining the efficient utilization of deposit, borrowing, and capital growth. Securities totaled $169,256,256, an increase of $90,511,410 or 114.9% from the 2002 year end balance of $78,744,846. Net loans totaled $185,359,890 which was a decrease of $3,003,213, or 1.6% due to refinancings in the residential mortgage portfolio as well as the continued runoff of loans in the installment loan portfolio.

As of September 30, 2003, cash and cash equivalents totaled $13,990,488, which is a decrease of $9,773,248 from the December 31, 2002 balance. This decline is the result of overnight Federal Funds Sold being invested in the securities portfolio.

During the first three quarters of 2003, the earning asset growth was focused on purchases in the securities portfolio. The increase in securities totaled $90.5 million from purchases comprised of United States Government agency bonds and mortgage-backed securities. While a more balanced growth between loans and investments is preferable, management believes that in light of decreased loan growth, these purchases utilize the earning asset capacity of the Company and are within liquidity, asset/liability and credit risk goals. During the nine months and the third quarter ended September 30, 2003, unrealized losses on available for sale securities portfolio totaled $2,693,278 and $4,051,886, respectively. These losses were the result of volatility in market rates and yield curve changes and impacted the market prices in government agency bonds, state and municipal investments and mortgage-backed securities. Management does not believe these losses are other than temporary, and the Company has the ability to hold these securities to maturity if necessary. As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.

Net loans totaled $185,359,890 as of September 30, 2003, which was a decrease of $3.0 million or 1.6% from the year-end 2002 balance. Total residential, commercial and construction mortgage loans, decreased by $5,088,722 or 3.1%. Historically low interest rates, especially those for fixed rate loans, have resulted in an extremely competitive refinancing and purchased mortgage market. Although the Bank offers competitively priced mortgage products, many of these were sold in the secondary market and therefore did not contribute to the growth of the portfolio. The installment loan portfolio decreased by $3,741,741 or 26% since year-end because of management's decision to discontinue the indirect dealer financing portfolio, causing principal amortizations, as well as loan payoffs, not being replaced by new loan volume. Growth was experienced in the commercial loan portfolio, which increased by $6,168,946 during the first nine months of 2003. Growth in the commercial loan portfolio is attributed to the Bank's expanded presence in the Torrington market due to the new branch as well as to an emphasis on a commercial calling program by loan officers.

Bank-owned life insurance totaled $7,525,009 as of September 30, 2003. Increases in the cash surrender value of the policies have resulted in an increase of $285,747 from the 2002 year-end balance. These policies were purchased during previous years in conjunction with funding employee benefits plans. The increase in accrued interest receivable totaling $603,825 is reflective of the significantly higher securities portfolio.

Other assets totaled $2,717,162, which was an increase of $1,269,679 from the year-end 2002 balance. The major reason for this increase is due to a higher level of prepaid income taxes due to estimated payments for the current year liability. Additionally, the increase in other assets is due to higher levels of accrued trust fee income, as well as debenture issuance costs associated with the trust preferred issuance.

Total liabilities were $366,511,105 as of September 30, 2003, which is an increase of $80,707,290 or 28.2% from December 31, 2002. Deposits totaled $302,194,837, which is an increase of $33,512,894 or 12.5% from year-end 2002.
Demand deposits increased by $4,546,725 or 10.6%. Much of this growth was from the new Torrington branch, with the remainder being the result of moderate growth throughout the Bank. Growth in money market deposits were primarily due to the special money market product promotion at the time of the new branch opening. Since December 31, 2002, money market deposits have increased by $32,427,300 or 46.3%. Also contributing to that growth, as well as to the 18.0% growth in savings deposits, is the effect of the continued uncertain economy and stock market. Consumers have continued to seek liquidity and safety of principal in their deposit decisions. Time certificates of deposit decreased by $11,873,358 or 10.9% from the year-end 2002 balance. Customer preference towards more liquid savings and money market deposits has resulted in a shift away from time certificates of deposit.

During the second quarter of 2003, the Company's Statutory Trust issued trust preferred securities totaling $6,800,000. In turn, the proceeds thereof were invested in an equivalent amount of junior subordinated debentures issued by the Company. The purpose of obtaining this funding was to increase the Company's capital level to enable organic growth through branching or leverage strategies as well as to have the ability to react to other corporate opportunities such as stock repurchases. As part of the initial leverage strategy associated with the additional capital, during the third quarter, the Company borrowed an additional $41 million through repurchase agreements and Federal Home Loan Bank borrowings. These funds were utilized in the strategy to increase the level of earning assets through investment purchases in the securities portfolio. The strategy incorporates the creation of fixed term liabilities with maturities similar to the related investments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Summary

Net interest income is the single largest source of the Company's net income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money. Although there are certain factors which can be controlled by management's policies and actions, certain other factors exist, such as the general level of credit demand, Federal Reserve Board monetary policy and changes in tax law, which are beyond the control of management.

Net income for the third calendar quarter of 2003 totaled $769,014, which is an increase of $95,790 or 14.2% from third quarter 2002 earnings of $673,224. Quarterly basic and diluted net income per share for 2003 were $.43 and $.42 per share, respectively, compared to $.38 per basic and $.37 per diluted share for the same period in 2002.

Net Interest Income

Net interest income is comprised of the following for the three months ended September 30,

                                                      2003              2002
                                                  -----------       -----------

Interest and dividend income                      $ 4,378,472       $ 4,193,819
Tax-equivalent adjustments                             78,098            88,421
Interest expense                                   (1,534,219)       (1,849,955)
                                                  -----------       -----------

Net interest income (tax equivalent basis)        $ 2,922,351       $ 2,432,285
                                                  ===========       ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended September 30, 2003 and 2002. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                          Three months ended September 30, 2003         Three months ended September 30, 2002
                                       ---------------------------------------------------------------------------------------
                                                           Interest                                    Interest
                                           Average          Earned/       Yield/       Average          Earned/        Yield/
                                           Balance           Paid          Rate        Balance           Paid           Rate
                                       -------------    -------------   ---------    -------------    -------------   --------
Assets
Interest Earning Assets:
Loans                                  $ 183,513,000    $   2,693,537        5.87%   $ 192,030,000    $   3,144,173       6.55%
Investment Securities                    153,921,000        1,751,416        4.55%      85,677,000        1,079,090       5.04%
Other interest earning assets              5,123,000           11,617         .91%      14,102,000           58,977       1.67%
                                       -------------    -------------                -------------    -------------

Total interest earning assets            342,557,000        4,456,570        5.20%     291,809,000        4,282,240       5.87%
                                                        -------------   ---------                     -------------   --------

Allowance for loan losses                 (1,056,000)                                     (992,000)
Cash and due from banks                   11,882,000                                     8,701,000
Bank premises and equipment                2,797,000                                     2,539,000
Net unrealized gain/loss on
  securities                                (995,000)                                    1,375,000
Foreclosed real estate                       300,000                                       300,000
Other assets                              10,687,000                                     8,857,000
                                       -------------                                 -------------

Total Average Assets                   $ 366,172,000                                 $ 312,589,000
                                       =============                                 =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $  55,257,000           81,395        0.59%   $  44,373,000          128,842       1.16%
Money Market deposits                    100,644,000          358,770        1.43%      72,430,000          379,142       2.09%
Time deposits                             97,605,000          722,977        2.96%     112,659,000        1,167,538       4.15%
Borrowed funds                            44,296,000          371,077        3.35%      20,829,000          174,433       3.35%
                                       -------------    -------------                -------------    -------------

Total interest bearing liabilities       297,802,000        1,534,219        2.06%     250,291,000        1,849,955       2.96%
                                                        -------------   ---------                     -------------   --------

Demand deposits                           48,135,000                                    40,939,000
Other liabilities                           (829,000)                                    1,409,000
Shareholders' Equity                      21,064,000                                    19,950,000
                                       -------------                                 -------------

Total liabilities and equity           $ 366,172,000                                 $ 312,589,000
                                       =============                                 =============

Net interest income                                     $   2,922,351                                 $   2,432,285
                                                        =============                                 =============
Net interest spread                                                          3.14%                                        2.91%
Net interest margin                                                          3.41%                                        3.33%

RATE/VOLUME ANALYSIS

                                                         Three months ended
                                                     9/30/03 Compared to 9/30/02
                                                     Increase (Decrease) Due to
                                                -----------------------------------------
                                                 Volume           Rate            Total
                                                ---------       ---------       ---------
Interest earned on:
Loans                                           ($135,121)      ($315,515)      ($450,636)
Investment securities                             785,500        (113,174)        672,326
Other interest income                             (27,551)        (19,809)        (47,360)
                                                ---------       ---------       ---------
Total interest earning assets                     622,828        (448,498)        174,330
                                                ---------       ---------       ---------

Interest paid on:
Deposits                                          161,218        (673,598)       (512,380)
Borrowed money                                    196,588              56         196,644
                                                ---------       ---------       ---------
Total interest bearing liabilities                357,806        (673,542)       (315,736)
                                                ---------       ---------       ---------

Increase (decrease) in net interest income      $ 265,022       $ 225,044       $ 490,066
                                                =========       =========       =========

Net interest income increased $490,066 for the three months ended September 30, 2003 compared with the comparable period in 2002. Of such increase, $265,022 resulted primarily from income attributable to the higher volume of earning assets. In addition, $225,044 was attributable to changes in interest rates. In this regard, the prolonged decrease in interest rates caused the cost of interest bearing liabilities to decline more than the decrease in the yield of average earning assets.

Tax-equivalent net interest income for the third quarter of 2003 increased $490,066 or 20.1% from the third quarter of 2002. The increase in net interest income is due both to higher levels of earning assets as well as to the improvement in the net interest margin. Average earning assets for the third quarter of 2003 totaled $343 million, an increase of $51 million from the third quarter of 2002. The additional interest income resulting from the higher level of earning assets totaled $622,828, and resulted entirely from growth in the securities portfolio. The additional interest expense related to liability volume incurred to fund this growth totaled $357,806. Funding was through increased savings, demand and money market deposits as well as borrowed funds. The net interest margin for the third quarter of 2003 was 3.41%, an increase of 8 basis points from the third quarter of 2002. The improvement in the net interest margin, is due both to the Bank's ability to decrease its cost of funding by lowering the rate paid on core deposits, as well as its ability to fund much of the growth in earning assets with lower rate core deposits. While the Bank has been able to decrease its funding costs consistent with the lower interest rate environment, decreases in yields, as earning assets reprice or new assets are purchased, have partially negated the improvement in margins caused by lower funding costs.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2003 totaled $75,000, which is an increase of $15,000 over the provision for the third quarter of 2002. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. An increase in commercial lending and, the analysis of non-performing loans and their collateral values were the reasons for the increase in the provision.

During the third quarter of 2003, the Company recorded net charge-offs of $10,026 compared to net charge-offs of $40,861 for the same period in 2002. Charge-offs in the third quarter of 2003 were decreased by recoveries of previous losses from loans in the discontinued indirect dealer loan program. During the third quarter of 2003, the Bank recorded net recoveries of these loans totaling $20,857.

Non-interest Income

Non-interest income for the third quarter of 2003 totaled $633,423, an increase of $25,461 from third quarter 2002 earnings of $607,962. Trust fees increased by $47,672 or 27.2% resulting from fee schedule increases as well as an increased level of assets under management. Banking service charges and fees increased by $25,061 due to new fee income on savings accounts as well as increases in overdraft charges. Gains on the sales of available for sale securities during the third quarter of 2003 totaled $46,965 compared to gains of $134,985 during the same period in 2002. In both instances, investments in mortgage-backed securities which were prepaying at high speeds, were sold and reinvested for expected sustainable yield. Other non-interest income totaled $135,038, which was an increase of $40,748 from the third quarter of 2002. This improvement is primarily attributed to higher income from the sale of retail investment products earned for the quarter.

Non-interest Expense

Non-interest expense for the third quarter of 2003 totaled $2,355,172, an increase of $355,176 or 17.8% from the third quarter of 2002. Salary and benefits costs increased by $167,766 due in part to staffing costs of the new branch. Also, additions to staff and salary adjustments over the prior year contributed to this increase.

Occupancy and equipment expense for the quarter totaled $265,837, increasing $64,517 from the third quarter of 2002. This increase is due primarily to the additional branch as well as to assorted repairs made to other bank building facilities. Commissions and consulting expense increased by $35,816 due to costs incurred for consultants in the fields of loan analysis, information technology, compensation and other corporate matters. Other non-interest expense totaled $314,657 for the quarter, which increased 21.6% from 2002 expenses. Contributing to the increase in other non-interest expense are costs for computer software, contributions, travel, telephone and temporary personnel expenses. The majority of this increase relates to the costs incurred in establishing the Bank's new branch and costs associated with the Bank's recent core processor conversion.

Income Taxes

The provision for income taxes for the three-month period ended September 30, 2003 totaled $278,490, which is an increase of 27.4% from the same period in 2002. This increase is due primarily to the increase in pretax income. Also contributing to the increase was a higher effective tax rate during the third quarter of 2003. This was due to a slightly lower proportion of tax-exempt income.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Summary

Net income for the Company for the nine months ended September 30, 2003 totaled $2,078,759, increasing $472,435 or 29.4% from 2002 earnings of $1,606,324. Basic and diluted net income per share for the nine month period, were $1.16 and $1.14, per share, respectively. These results are 26.1% and 28.1% above 2002 levels of $.92 and $.89 for basic and diluted net income per share, respectively.

Net Interest Income

Net interest income is comprised of the following for the nine months ended September 30,

                                                        2003            2002
                                                   ------------    ------------

      Interest and dividend income                 $ 12,211,366    $ 12,502,710
      Tax-equivalent adjustments                        287,919         235,172
      Interest expense                               (4,206,663)     (5,449,662)
                                                   ------------    ------------

      Net interest income (tax equivalent basis)   $  8,292,622    $  7,288,220
                                                   ============    ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 2003 and 2002. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                          Nine months ended September 30, 2003          Nine months ended September 30, 2002
                                       ---------------------------------------------------------------------------------------
                                                          Interest                                     Interest
                                          Average          Earned/       Yield/        Average          Earned/        Yield/
                                          Balance           Paid          Rate         Balance           Paid           Rate
                                       -------------    ------------   ---------    -------------    -------------   ---------
Assets
Interest Earning Assets:
Loans                                  $ 183,573,000    $  8,389,786        6.09%   $ 190,746,000    $   9,509,205        6.65%
Investment Securities                    116,243,000       4,041,563        4.64%      81,035,000        3,124,782        5.14%
Other interest earning assets              8,113,000          67,936        1.12%       8,238,000          103,895        1.68%
                                       -------------    ------------                -------------    -------------

Total interest earning assets            307,929,000      12,499,285        5.41%     280,019,000       12,737,882        6.07%
                                                        ------------   ---------                     -------------   ---------

Allowance for loan losses                 (1,030,000)                                    (970,000)
Cash and due from banks                   10,502,000                                    8,255,000
Bank premises and equipment                2,759,000                                    2,563,000
Net unrealized gain/loss on
  securities                               1,057,000                                      665,000
Foreclosed real estate                       300,000                                      300,000
Other assets                               9,647,000                                    8,917,000
                                       -------------                                -------------

Total Average Assets                   $ 331,164,000                                $ 299,749,000
                                       =============                                =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $  49,965,000         274,029        0.73%   $  41,997,000          372,889        1.18%
Money Market deposits                     89,508,000         935,180        1.39%      67,324,000        1,130,660        2.24%
Time deposits                            100,351,000       2,354,778        3.13%     106,363,000        3,411,141        4.28%
Borrowed funds                            24,716,000         642,676        3.47%      23,225,000          534,972        3.07%
                                       -------------    ------------                -------------    -------------

Total interest bearing liabilities       264,540,000       4,206,663        2.12%     238,909,000        5,449,662        3.04%
                                                        ------------   ---------                     -------------   ---------

Demand deposits                           44,975,000                                   40,207,000
Other liabilities                            103,000                                    1,519,000
Shareholders' Equity                      21,546,000                                   19,114,000
                                       -------------                                -------------

Total liabilities and equity           $ 331,164,000                                $ 299,749,000
                                       =============                                =============

Net interest income                                     $  8,292,622                                 $   7,288,220
                                                        ============                                 =============
Net interest spread                                                         3.29%                                         3.03%
Net interest margin                                                         3.59%                                         3.47%

RATE/VOLUME ANALYSIS

                                                      Nine months ended
                                                 9/30/03 Compared to 9/30/02
                                                 Increase (Decrease) Due to
                                        -----------------------------------------------
                                           Volume            Rate              Total
                                        -----------       -----------       -----------
Interest earned on:
Loans                                     ($348,331)        ($771,088)      ($1,119,419)
Investment securities                     1,248,768          (331,987)          916,781
Other interest income                        (1,554)          (34,405)          (35,959)
                                        -----------       -----------       -----------
Total interest earning assets               898,883        (1,137,480)         (238,597)
                                        -----------       -----------       -----------

Interest paid on:
Deposits                                    503,489        (1,854,192)       (1,350,703)
Borrowed money                               35,816            71,888           107,704
                                        -----------       -----------       -----------
Total interest bearing liabilities          539,305        (1,782,304)       (1,242,999)
                                        -----------       -----------       -----------

Increase in net interest income         $   359,578       $   644,824       $ 1,004,402
                                        ===========       ===========       ===========

The $1,004,402 increase in the net interest income reflects increased income of $644,824 resulting from lower interest rate decreases in interest earning assets than in interest bearing liabilities, and an increase of $359,578 attributed to greater growth in the volume of interest earning assets than in interest bearing liabilities.

Tax equivalent net interest income for the first nine months of 2003 increased $1,004,402 or 13.8% from the same period in 2002. Average earning assets through September 30, 2003 totaled nearly $308 million, up 10% from average earning assets from the previous year. Investment purchases in government agency and mortgage-backed securities created this increase. Additionally, these higher levels of investments offset the $7 million decline in the loan portfolio. The increase in earning assets was funded primarily by money market, savings and demand deposits. Money market deposits increased $22 million reflecting both customers' preference for liquid deposits as well as new deposits coming from the promotional money market account associated with the Bank's new Torrington branch. The growth in savings and demand deposits is a result of customers' preference for liquidity and reluctance to invest in the stock market.

The net interest margin (net interest income divided by average earning assets) was 3.59% for the nine-month period ended September 30, 2003. The net interest margin increased 12 basis points from the margin of 3.47% for the nine months ended September 30, 2002. Although the tax-equivalent yield on earning assets decreased from 6.07% for the first three quarters of 2002 to 5.41% for the same period in 2003, the unfavorable effect was offset by the larger decline in the cost of funds. From September 2002 to September 2003, the year to date cost of interest bearing liabilities declined 92 basis points, from 3.04% to 2.12%. The historically low interest rate environment, especially its effect on the yields received on new earning assets, as well as its effect on repricing assets, led to the decline in yield on earning assets. Also impacting the decline in earning asset yield is the continued shift of earning assets away from higher yielding loans and into lower yielding investments. The shift from loans to investments is due to the decline in the loan portfolio described previously.

Funding costs decreased by 92 basis points from 3.04% to 2.12%. This decline is attributed to both the overall decrease in interest rates, as well as to a change in the mix of funding liabilities. As of September 30, 2003, 60% of average funding had been through core deposits (money market, savings and demand deposits) which are at lower interest rates. This compares to the average September 2002 mix of funding liabilities, where 54% of the funding liabilities were core deposits. Finally, the historically low interest rate environment has allowed management to continue to lower rates paid on all deposits.

Provision for Loan Losses

The provision for loan losses for the first nine months of the year totaled $225,000, which was an increase of $45,000 from the provision of $180,000 for the first nine months of 2002. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. An increased emphasis in commercial lending, as well as the analysis of non-performing loans, their collateral, and the expectations for a cautious economic recovery in the local market, were the motivation for the increased provision.

During the first nine months of 2003, the Company recorded net charge-offs of $131,784 compared to net charge-offs of $139,543 for the first nine months of 2002. As experienced in 2002, the majority of all charge-offs remains the result of losses in the discontinued dealer loan program. Although the portfolio has declined in total outstanding loans, management attributes the increase in these charge-offs to be a result of weakened collateral values for these loans.

Noninterest Income

Year to date noninterest income as of September 30, 2003 totaled $1,965,323, an increase of $171,637 or 9.6% from the same period in 2002. One cause of this increase is gains on the sales of available for sale securities totaling $242,995, an increase of $108,010 from gains recorded during the first nine months of 2002. During the second and third quarters of 2003, certain fast-paying mortgage-backed securities in the Bank's investment portfolio were sold and reinvested for expected sustainable yield on the portfolio. Also contributing to the increase in noninterest income is trust fees, which are up by $97,672 from 2002 due to increased fee schedules, as well as more accounts under management. Income from banking service charges increased $50,079, reflecting competitive changes in deposit fee schedules. Other noninterest income totaled $349,678, a decrease of $84,124 from the similar period 2002. This decrease in other noninterest income was due to income of $103,000 in 2002 resulting from the sale of stock received as a result of the demutualization of Anthem Inc., the Bank's group insurance provider. Mitigating this variance was increased income resulting from the increases in the cash surrender value of bank owned life insurance.

Noninterest Expense

As of September 30, 2003, nine-month noninterest expense totaled $7,011,322, an increase of 6.5% or $424,947 from the same period in 2002. This increase was due to second and third quarter costs incurred with the addition of the Bank's new Torrington branch. Through September 30, 2003, these costs totaled $419,997. Included in this increase are costs for staffing, advertising, net occupancy, equipment, office supplies and courier costs. Also, increased staffing levels in other areas of the Bank contributed to this increase. Other non-interest expenses totaled $944,168, up $168,156 over 2002 levels. This was also due to increases in travel, software, telephone, education, and contribution expenses. While much of this increase is due also to the new branch, some is also the result of costs incurred in the training of employees and implementation of software and equipment related to the Bank's core processing systems. Offsetting the unfavorable variance in this comparison were 2002 costs related to the Early Retirement Agreement for the President of the Company which totaled $347,790.

Computer services expenses for the nine months of 2003 totaled $530,018,which is a decrease of $61,724 from 2002 as a result of vendor credits received from the Bank's core processor.

Income Taxes

The provision for income taxes for the first nine months of 2003 totaled $654,945, an increase of $180,910 from the same period in 2002. The increase in income tax expense is due to higher taxable income levels. The effective tax rate was 23% for both years as a result of tax-exempt income from bank-owned life insurance and state and municipal investments.

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

As of September 30, 2003, the Company had $47,778,329 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be met through deposits, loan and security amortizations and maturities. Management is confident that the Company has sufficient liquidity to meet its present and foreseeable needs.

CAPITAL

At September 30, 2003, total shareholders' equity was $21,032,755 compared to $20,999,216 at December 31, 2002. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of September 30, 2003.

                                                   Minimum
                                      Well        Regulatory
                                  Capitalized   Capital Levels  The Company     The Bank
                                  -----------   --------------  -----------     --------
TIER 1:
  Leverage capital ratio                5%            4%            7.82%          7.10%

  Risk-based capital ratio              6%            4%           14.61%         13.29%

  Total risk-based capital ratio       10%            8%           15.18%         13.86%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at September 30, 2003. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At September 30, 2003, the allowance for loan losses was equivalent to 71% of total non-performing assets as compared with 57% of total non-performing assets at December 31, 2002. The underlying collateral values of the past due loans support these levels of reserves. The ratio of the allowance for loan losses to total loans at September 30, 2003 was .59%, which was slightly above the .54% as of December 31, 2002.

Changes in the allowance for loan losses for the periods ended September 30, 2003 and 2002 are shown below:

                                               Nine months ended September 30,
                                                    2003             2002
                                                -----------       ---------

Balance at beginning of the year                $ 1,011,052       $ 957,731
Provision for loan losses                           225,000         180,000
Loans charged off                                  (247,486)       (172,325)
Recoveries of loans previously charged off          115,702          32,782
                                                -----------       ---------

Balance at end of period                        $ 1,104,268       $ 998,188
                                                ===========       =========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of September 30, 2003 and December 31, 2002.

                                            September 30, 2003    December 31, 2002
                                            ------------------    -----------------
Nonaccrual loans                                $1,262,245            $1,487,475

Other real estate owned  (OREO)                    300,000               300,000
                                                ----------            ----------

Total nonperforming assets                      $1,562,245            $1,787,475
                                                ==========            ==========

Loans past due in excess of 90 days and
  accruing interest                             $       --            $   56,729
                                                ==========            ==========

Potential Problem Loans

As of September 30, 2003, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

FORWARD-LOOKING STATEMENTS

This Quarterly Report and future filings made by the Company with the Securities and Exchange Commission (the "SEC"), as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for revenues and earnings for the Company and Bank resulting from acquisitions, attractions of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and nonfinancial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the SEC. Such developments could have an adverse impact on the Company and the Bank's financial position and results of operation.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Treasurer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the September 30, 2003, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.41 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank. Exhibit is incorporated by reference to
            Exhibit 10.41 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.42 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank. Exhibit is incorporated by reference to
            Exhibit 10.42 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.43 Executive Change in Control Agreement between Revere H. Ferris and the Company and the Bank. Exhibit is incorporated by reference to
            Exhibit 10.43 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.44 Executive Change in Control Agreement between John S. Newton and the Company and the Bank. Exhibit is incorporated by reference to
            Exhibit 10.44 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.45 Executive Change in Control Agreement between Philip G. Samponaro and the Company and the Bank. Exhibit is incorporated by reference to Exhibit 10.45 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.46 Form of Employee Change in Control Agreement. Exhibit is incorporated by reference to Exhibit 10.46 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.47 Split dollar life agreement between Joelene E. Smith and the Company. Exhibit is incorporated by reference to Exhibit 10.47 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.48 Split dollar life agreement between Laura R. Szablak and the Company. Exhibit is incorporated by reference to Exhibit 10.48 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.49 Split dollar life agreement between Patricia A. Carlson and the Company. Exhibit is incorporated by reference to Exhibit 10.49 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.50 Split dollar life agreement between Kathleen McGarry and the Company. Exhibit is incorporated by reference to Exhibit 10.50 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.51 Split dollar life agreement between Cynthia Showalter and the Company. Exhibit is incorporated by reference to Exhibit 10.51 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.52 Amended and Restated Declaration of Trust of First Litchfield Statutory Trust I. Exhibit is incorporated by reference to Exhibit
            10.52 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.53 Indenture for the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033. Exhibit is incorporated by reference to Exhibit 10.53 set forth in the Company's Quarterly Report in Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.0        Section 1350 Certifications.

B.    Reports on Form 8-K

      1. The Company filed a Form 8-K on July 2, 2003, to report that the Company completed the issuance of $6.8 million trust preferred securities through a newly formed trust, First Litchfield Statutory Trust I in a private, pooled transaction.

      2. The Company filed a Form 8-K on August 14, 2003 to report its financial results for the quarter ended June 30, 2003.

      3. The Company filed a Form 8-K on August 27, 2003 to report that the Company's Board of Directors declared a quarterly cash dividend of $ .10 per share to be paid on October 27, 2003 to shareholders of record as of September 8, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST LITCHFIELD FINANCIAL CORPORATION


  Dated: November 13, 2003         By:
                                       ---------------------------------
                                       Joseph J. Greco, President and
                                       Chief Executive Officer


  Dated: November 13, 2003         By:
                                       ---------------------------------
                                       Carroll A. Pereira, Treasurer
                                       (Principal Financial Officer)