Form 10KSB
period 2003-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2004-03-30
CIK 840886

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                         Commission file number 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                        06-1241321
     (State or Other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)

     13 North Street, Litchfield, CT                                06759
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code (860) 567-8752

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------

___________________________            _________________________________________

___________________________            _________________________________________


Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

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

Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $ 19,253,414

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $30,880,307

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      March 10, 2004 - 1,910,973

                       DOCUMENTS INCORPORATED BY REFERENCE

      PART III. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004.

      Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                TABLE OF CONTENTS

PART I

           ITEM 1 - DESCRIPTION OF BUSINESS                                                     1
           ITEM 2 - DESCRIPTION OF PROPERTY                                                    11
           ITEM 3 - LEGAL PROCEEDINGS                                                          11
           ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                          12

PART II

           ITEM 5 - MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS                                        12
           ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS                                                  15
           ITEM 7 - FINANCIAL STATEMENTS                                                       24
           ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE                                                   25
           ITEM 8A - CONTROLS AND PROCEDURES                                                   25

PART III

           ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE
                        EXCHANGE ACT                                                           25
           ITEM 10 - EXECUTIVE COMPENSATION                                                    25
           ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                        RELATED STOCKHOLDER MATTERS                                            25
           ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            25
           ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K                                          26
           ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES                                    31
SIGNATURES                                                                                     32

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business of the Company

First Litchfield Financial Corporation, a Delaware corporation (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was formed in 1988 and has one banking subsidiary, The First National Bank of Litchfield (the "Bank"), a national banking association organized under the laws of the United States. The Bank and its predecessors have been in existence since 1814. The principal executive office of the Company is located at 13 North Street, Litchfield, CT 06759, and the telephone number is
(860) 567-8752. The Company owns all of the outstanding shares of the Bank. The Bank has two subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. On June 26, 2003, the Company formed First Litchfield Statutory Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on June 26, 2003, the first series of trust preferred securities were issued.

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

Loan Portfolio

The Bank's loan portfolio at December 31, 2003 - 1999 was comprised of the following categories:

                                              (Dollar Amounts in Thousands)
                                                      December 31,
                                --------------------------------------------------------
                                  2003        2002        2001        2000        1999
                                --------    --------    --------    --------    --------
Commercial                      $ 20,754    $ 10,531    $  7,153    $  8,136    $  8,064

Real Estate
                Construction       9,228       9,994       5,348       5,427       7,090
                Residential      126,317     123,393     123,684     119,215     115,392
                Commercial        27,022      30,536      26,791      25,437      19,822

Installment                        8,057      14,272      22,391      32,275      33,115

Others                                86          51         367         476         123
                                --------    --------    --------    --------    --------
                Total Loans     $191,464    $188,777    $185,734    $190,966    $183,606
                                ========    ========    ========    ========    ========

The following table reflects the maturity and sensitivities of the Bank's loan portfolio at December 31, 2003.

                                            (Dollar Amounts in Thousands)
                                               After one
                                One Year     year through      Due after           Total
                                or less       five years       five years          loans
                                -------      ------------      ----------        --------
Commercial                      $13,023         $ 4,466         $  3,265         $ 20,754

Real Estate
           Construction           2,425           1,656            5,147            9,228
           Residential           28,280          16,865           81,172          126,317
           Commercial             1,336           6,159           19,527           27,022

Installment                       2,337           2,908            2,812            8,057

Others                               --              --               86               86
                                -------         -------         --------         --------

           Total Loans          $47,401         $32,054         $112,009         $191,464
                                =======         =======         ========         ========

At December 31, 2003 loans maturing after one year included approximately:
$97,021,000 in fixed rate loans; and $47,042,000 in variable rate loans.

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

At December 31, 2003 the carrying value of the Bank's investment portfolio was $171,164,956 or 43% of total assets. There were no Federal Funds Sold as of December 31, 2003.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2003 and 2002.

                                          (Dollar Amounts in Thousands)
                                         2003                        2002
                               -----------------------     ---------------------
                               Amortized        Fair       Amortized      Fair
                                  Cost          Value         Cost        Value
                               ---------      --------     --------      -------

Available-for-sale              $171,214      $171,047      $77,087      $78,542
Held-to-maturity                     118           119          203          212
                                --------      --------      -------      -------
                                $171,332      $171,166      $77,290      $78,754
                                ========      ========      =======      =======

The following tables present the maturity distribution of investment securities at December 31, 2003, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security.

Held-to-maturity

                                                                    (Dollar Amounts in Thousands)

                                                Over One       Over Five                                                   Weighted
                                 One Year        Through        Through       Over Ten          No                         Average
                                  Or Less      Five Years      Ten Years        Years        Maturity        Total          Yield
                                 ---------     ----------      ---------      ---------      ---------     ---------      ---------
Mortgage-Backed Securities       $      67      $      51      $      --             --             --     $     118           6.16%
                                 =========      =========      =========      =========      =========     =========      =========

Weighted Average Yield                7.36%          4.59%            --             --             --          6.16%            --
                                 =========      =========      =========      =========      =========     =========      =========

Available-for-sale (1)

                                                Over One       Over Five                                                   Weighted
                                 One Year        Through        Through       Over Ten          No                         Average
                                  Or Less      Five Years      Ten Years        Years        Maturity        Total          Yield
                                 ---------     ----------      ---------      ---------      ---------     ---------      ---------
U.S. Agencies and
   Corporations                  $     993      $   9,999      $  37,807      $   3,000             --     $  51,799           4.00%
State and Municipal & Other             --             --          1,045         15,307             --        16,352           7.17%
Mortgage-Backed Securities          24,450         75,495          3,118             --             --       103,063           4.09%

                                 ---------      ---------      ---------      ---------      ---------     ---------      ---------
Total                            $  25,443      $  85,494      $  41,970      $  18,307             --     $ 171,214           4.35%
                                 =========      =========      =========      =========      =========     =========      =========

Weighted Average Yield                3.89%          4.09%          4.11%          6.78%            --          4.35%            --
                                 =========      =========      =========      =========      =========     =========      =========

Total Portfolio                  $  25,510      $  85,545      $  41,970      $  18,307             --     $ 171,332           4.35%
                                 =========      =========      =========      =========      =========     =========      =========

Total Weighted Average Yield          3.90%          4.09%          4.11%          6.78%            --          4.35%            --
                                 =========      =========      =========      =========      =========     =========      =========

(1)   Dollars shown at amortized cost amounts.

Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2003, 2002 and 2001.

                                       2003                   2002                   2001
                               -------------------    -------------------    -------------------
                                Average    Average     Average    Average     Average    Average
                                Balance     Rate       Balance     Rate       Balance     Rate
                               ----------------------------------------------------------------
Non-interest bearing
   demand deposits             $ 46,200       --      $ 40,402       --      $ 38,946       --

Money market deposits            92,691     1.40%       68,269     2.04%       46,348     3.17%

Savings deposits                 50,750      .67%       42,785     1.12%       39,290     1.41%

Time deposits                    99,491     3.06%      107,987     4.18%      107,965     5.43%
                               ---------------------------------------------------------------

            Total deposits     $289,132     1.62%     $259,443     2.46%     $232,549     3.39%
                               ===============================================================

Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2003 are scheduled to mature as follows:

                          (Dollar Amounts in Thousands)
                          -----------------------------
                  Three months or less                $ 7,451

                  Over three, through six months        4,652

                  Over six, through twelve months       7,694

                  Over twelve months                    8,927
                                                      -------

                  Total                               $28,724
                                                      =======

Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past three years:

                                                             Years ended December 31,
                                                          -----------------------------
                                                           2003        2002        2001
                                                          -----       -----       -----
Return on average total
assets (net income divided by average total assets)         .80%        .73%        .73%

Return on average shareholders' equity (net
income divided by average shareholders' equity)           13.02       11.29       10.62

Equity to assets (average  shareholders' equity as a
percent of average total assets)                           6.18        6.45        6.85
Dividend payout ratio                                     27.63       31.06       34.13

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

                                                    (Dollar Amounts in Thousands)
                                                       As of December 31, 2003
                                                           Repriced Within
                                       --------------------------------------------------------

                                        Under 3         4 to 12          1 to 5         Over 5
                                         Months          Months          Years           Years
                                       ---------       ---------       ---------      ---------
Securities available-for-sale          $  12,490       $  27,697       $  83,175      $  47,852
Securities held-to-maturity                   17              86              15             --
Loan Portfolio                            51,846          28,547          46,245         64,826
Other                                         --              --              --          2,666
                                       ---------       ---------       ---------      ---------
Total interest earning assets             64,353          56,330         129,435        115,344

Interest-bearing liabilities
  Money Market                            33,620              --              --         70,118
   Savings                                    --              --              --         54,616
   Time                                   22,497          46,027          27,439             --
                                       ---------       ---------       ---------      ---------
Total interest-bearing deposits           56,117          46,027          27,439        124,734

Borrowed funds                            14,711          12,000          39,500             --
                                       ---------       ---------       ---------      ---------
Total interest-bearing liabilities        70,828          58,027          66,939        124,734

Periodic gap                           $  (6,475)      $  (1,697)      $  62,496      $  (9,390)
                                       =========       =========       =========      =========

Cumulative gap                         $  (6,475)      $  (8,172)      $  54,324      $  44,934
                                       =========       =========       =========      =========

Cumulative gap as a percentage of
   total earning assets                    (1.77)%         (2.24)%         14.86%         12.30%
                                       =========       =========       =========      =========

Supervision and Regulation

The Bank is chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation ("FDIC").

The Company is a bank holding company within the meaning of the Bank Holding Company Act ("BHC Act"), is registered as such with and is subject to the supervision of , and the Bank Holding Company laws, of the Federal Reserve Board ("FRB"). The Company, as a bank holding company, is also subject to the Connecticut Bank Holding Company laws. Certain legislation and regulations affecting the business of the Company and the Bank are discussed below.

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

Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of, any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires merges or consolidates with any bank, or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the FRB's approval.

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

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table presents the capital ratios for the Company and the Bank as of December 31, 2003:

                                                               Minimum
                                 The Company's  The Bank's   Regulatory
                                     Ratio        Ratio     Capital Level
                                     -----        -----     -------------

RISK-BASED CAPITAL RATIO:

         Total Capital               15.05%       13.54%          8%
         Tier 1 Capital              14.48%       12.98%          4%

TIER 1 LEVERAGE CAPITAL RATIO:        7.62%        6.85%          4%

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

An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action. In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. The Bank is classified as "well-capitalized" under the above guidelines.

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

The OCC also has the authority to prohibit the Bank from engaging in business practices, which the OCC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the OCC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

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

The Sarbanes-Oxley Act of 2002

In July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirements under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-monh period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

            o disclosure of all material off-balance sheet transactions and relationship that may have a material effect upon the financial status of an issuer; and

            o the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Company's stock during a lock out period of Company's pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Company's auditor. These reports will be initially required for the Company's year ending December 31, 2005. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the company. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

The USA Patriot Act

The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLA"). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, an/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

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

Employees

The Company, the Bank and its subsidiaries employ 86 full-time employees and 13 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

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

During the year ended December 31, 2003, the net rental expenses paid by the Bank for all of its office properties were approximately $149,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank, but does not include Other Real Estate Owned.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL. As of March 10, 2004, there were 1,910,973 shares issued and outstanding, which were held by approximately 431 shareholders.

The following information, provided by Oppenheimer and Co., [for 2003] and Fahnestock and Co., [for 2002] sets forth transactions in the Company's Common Stock of each quarter of the two most recently completed fiscal years:

2002                                                          High/Low
                                                          ---------------
First Quarter ..................................          $14.29   $12.62
Second Quarter .................................           15.24    13.10
Third Quarter ..................................           15.24    14.19
Fourth Quarter .................................           15.71    14.05

2003                                                          High/Low
                                                          ---------------
First Quarter ..................................          $14.51   $13.61
Second Quarter .................................           16.00    14.10
Third Quarter ..................................           18.10    14.72
Fourth Quarter .................................           22.70    17.67

In January 2001, the Company's Board of Directors approved a 50,000 share Common Stock buyback program. The Company did not redeem any outstanding Common Stock in connection with this program, and the program expired in January 2002.

Dividends

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 2001 and 2002 the Company declared cash dividends of 40 cents per share. During 2003 the Company declared cash dividends of 42 cents per share. During 2001, 2002 and 2003 the Company declared stock dividends of 5.00%.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 2003, approximately $4,808,000, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

Recent Sales of Unregistered Securities

In the past three years, there have been no sales of unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2003

                      Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------------------------
                 Plan Category                   Number of        Weighted average exercise price     Number of securities remaining
                                              securities to be    of outstanding options, warrants    available for future issuance
                                                issued upon                  and rights
                                                exercise of
                                                outstanding
                                             options, warrants
                                                 and rights
------------------------------------------------------------------------------------------------------------------------------------
                                                     (a)                        (b)                                 (c)
------------------------------------------------------------------------------------------------------------------------------------
      Equity compensation plans approved           67,223                      $9.90                                N/A
                by shareholders
------------------------------------------------------------------------------------------------------------------------------------
         Equity compensation plans not                N/A                        N/A                                N/A
           approved by shareholders
------------------------------------------------------------------------------------------------------------------------------------
                     Total                         67,223                      $9.90                                N/A
------------------------------------------------------------------------------------------------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Form 10-KSB. The selected balance sheet and income statement data as of and for the years ended December 31, 2003 and 2002, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-KSB. The balance sheet and income statement data as of and for the years ended December 31, 2001, 2000, and 1999, are derived from audited consolidated financial statements of the Company not included herein.

                                                            At or For the Year Ended December 31,

                                           2003             2002             2001             2000             1999
                                       ------------     ------------     ------------     ------------     ------------
Income Statement Data
Interest Income                        $ 16,609,791     $ 16,565,818     $ 17,134,418     $ 18,679,707     $ 16,057,243
Interest Expense                          5,788,062        7,056,830        8,342,466        9,659,057        7,332,539
Net Interest Income                      10,821,729        9,508,988        8,791,952        9,020,650        8,724,704
Other Income                              2,643,623        2,406,363        2,242,073        1,874,700        1,389,362
Noninterest Expense                       9,497,832        8,825,163        8,193,263        8,092,630        7,428,330
Income Before Income Taxes                3,667,520        2,825,188        2,600,762        2,622,720        2,565,736
Income Taxes                                881,096          629,479          705,520          820,077          810,311
Net Income                                2,786,424        2,195,709        1,895,242        1,802,643        1,755,425

Balance Sheet Data
Total Loans and Loans Held for Sale     191,463,609      189,161,657      185,733,980      190,966,246      183,606,128
Allowance for Loan Losses                 1,149,454        1,011,052          957,731          971,891        1,014,522
Total Investment Securities             171,164,956       78,744,846       62,169,012       49,348,551       46,889,333
Total Assets                            393,771,197      306,803,031      270,475,563      264,827,542      255,973,790
Total Deposits                          303,556,487      268,681,943      238,573,826      217,279,356      197,232,782
Total Borrowings                         66,211,000       15,000,000       12,000,000       28,973,986       42,560,227
Total Liabilities                       371,488,266      285,803,815      252,200,381      247,807,784      241,047,581
Shareholders' Equity                     22,282,931       20,999,216       18,275,182       17,019,758       14,926,209

Selected Ratios and
Per Share Data

Return on Average Assets                        .80%             .73%             .73%             .69%             .75%
Return on Average Equity                      13.02%           11.29%           10.62%           11.40%           11.92%
Basic Net Income Per Share (1)         $       1.48     $       1.19     $       1.03     $        .98     $        .97
Diluted Net Income Per Share (1)               1.45             1.16             1.01              .96              .92
Price Per Share(1)                            20.65            15.13            13.78            11.76            17.75
Book Value Per Share(1)                       11.75            11.82            10.94            10.70            10.05
Dividends Declared:
    Cash                               $        .42     $        .40     $        .40     $        .40     $        .40
    Stock                                      5.00%            5.00%            5.00%            5.00%            5.00%
Cash Dividend Yield                            2.03%            2.64%            2.90%            3.40%            2.25%

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of financial condition and results of operations of the Company on a consolidated basis for the two years ended December 31, 2003 and 2002. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

Total assets as of December 31, 2003 were $393,771,197, an increase of $86,968,166 or 28.4% from year-end 2002 total assets of $306,803,031.

Increases in the securities portfolio was the primary cause of the growth of earning assets during 2003. The securities portfolio totaled $171,164,956 as of December 31, 2003, which was an increase of $92,420,110 or 117.4%. In 2003, securities purchases were comprised of United States Government agency bonds and mortgage-backed securities. While a more balanced growth between loans and investments is preferable, management believes that in light of slow loan growth, these purchases utilize the earning asset capacity of the Company and are within liquidity, asset/liability and credit risk goals.

The loan portfolio as of December 31, 2003 totaled $190,579,182. The portfolio increased by 1.2% or $2,216,079 from the December 31, 2002 balance of $188,363,103. The commercial loan portfolio, which totaled $20,754,459 as of December 31, 2003, increased by $10,223,288 or 97.1% during 2003. This increase is attributed to the Bank's expanded presence in the Torrington market due to the new branch there, as well as to an emphasis on a commercial calling program. Offsetting much of that growth was a decrease in the installment loan portfolio of $6,215,105 or 43.5% because of management's decision to discontinue the indirect dealer financing portfolio. Residential mortgages totaled $126,316,716 as of December 31, 2003. These mortgages increased a modest 2.4% from the previous year-end. Although, due to the low interest rate environment, there was considerable refinancing activity in the residential portfolio, the Bank was able to withstand the intense competition among banks and non-banks without sacrificing credit quality and interest rate risk. As of December 31, 2003, commercial mortgages totaled $27,021,687, a decrease of $3,514,125 from 2002. Construction mortgages totaled $9,228,077 as of December 31, 2003, a decrease of 7.7% from December 31, 2002. Management attributes the declines in commercial and construction mortgages to be temporary in nature as the Bank realigns its product offerings to meet its targeted customers.

Cash and cash equivalents totaled $12,702,308 as of December 31, 2003, decreasing by $11,061,428 or 46.6% compared to the balance of $23,763,736 as of December 31, 2002. As of December 31, 2003, all excess liquidity was deployed into the investment portfolio, therefore, there were no investments in Federal Funds Sold as compared to the previous year's balance of $15,000,000.

Net premises and equipment totaled $2,788,227 as of December 31, 2003, which was an increase of $207,611 or 8.1% from the year-end 2002 balance. The increase is the result of additions to bank premises and equipment primarily associated with the new Torrington branch. During 2003, depreciation and amortization of bank premises and equipment totaled $310,120 and purchases totaled $519,919.

As of December 31, 2003, the cash surrender value of life insurance totaled $8,285,770, increasing by $1,046,508 from the previous year's balance of $7,239,262. During 2003, the Company purchased additional bank-owned life insurance policies of $687,250. Such policies, through increases of their cash surrender value, which totaled $359,258 for 2003, are expected to provide the Company with tax deferred appreciation and are used in conjunction with the long-term incentive compensation plan and other benefit plans for employees. These additional policies were purchased in order to include additional individuals in the long-term incentive compensation plans.

Other assets totaled $2,888,018 which was an increase of $1,440,535 from the year-end 2002 balance. The major reason for this increase is due to a higher level of prepaid income taxes due to estimated payments for the current year liability. Additionally, the increase in other assets is due to higher levels of accrued trust fee income, as well as debt issuance costs associated with the subordinated debt issuance.

Total liabilities were $371,488,266 as of December 31, 2003, an increase of $85,684,451, or 30.0% from the December 31, 2002 balance of $285,803,815.

Deposits as of December 31, 2003 were $303,556,487, an increase of $34,874,544 or 13.0% over the December 31, 2002 balance of $268,681,943. Deposit growth was experienced in demand, savings and money market accounts. During 2003, demand deposits increased by 15.2% or $6,490,009. Savings deposits totaled $54,616,381, which was an increase of $7,952,796 or 17.0% from the December 31, 2002 balance. The largest deposit growth relates to money market deposits, which increased by $33,688,681 or 48.1% to the December 31, 2003 balance of $103,737,680. Much of this growth was from the new Torrington branch, with the remainder being the result of moderate growth throughout the Bank. Growth in money market deposits was primarily due to the special money market product promotion at the time of the new branch opening. Also contributing to that growth, as well as to the growth in savings deposits, is the effect of the continued uncertain economy and stock market. Consumers have continued to seek liquidity and safety of principal in their deposit decisions. Time certificates of deposit decreased by $13,268,225 or 12.1% from the year-end 2002 balance. Customer preference towards more liquid savings and money market deposits has resulted in a shift away from time certificates of deposit.

Federal Home Loan Bank advances totaled $35,200,000 as of December 31, 2003. During 2003, management structured additional fixed rate borrowings totaling $27,200,000 as part of the strategy to employ the additional leverage enabled by issuance of the subordinated debt and in anticipation of rising interest rates. Similarly, additional borrowings under repurchase agreements were also significantly increased. These advances increased $17,000,000 from the December 31, 2002 total of $7,000,000 to the December 31, 2003 balance of $24,000,000.

During the second quarter of 2003, the Statutory Trust formed by the Company issued trust preferred securities totaling $6,800,000. In turn, the proceeds thereof and an additional $211,000 was invested in junior subordinated debentures issued by the Company. The purpose of obtaining this funding was to increase the Company's regulatory capital level to enable organic growth through branching or leverage strategies as well as to have the ability to react to other corporate opportunities such as stock repurchases. As part of the initial leverage strategy associated with the additional regulatory capital, during the remainder of the year, the Company borrowed the aforementioned $41 million through repurchase agreements and Federal Home Loan Bank borrowings. These funds were utilized in the strategy to increase the level of earning assets through investment purchases in the securities portfolio. The strategy incorporates the creation of fixed term liabilities with maturities similar to the related investments. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. The Company believes that the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," issued in December 2003. At this time, it is not possible to estimate the effect, if any, on the Company's Tier I regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System.

RESULTS OF OPERATIONS

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year ended December 31, 2003, was $2,786,424, which was an increase of $590,715 or 26.9% compared to 2002 net income of $2,195,709. Diluted net income per share amounted to $1.45, increasing from $1.16 per share in 2002. Basic net income per share was $1.48 increasing $.29 from $1.19 per share in 2002. The improvement in earnings is primarily the result of increased net interest income due both to earning asset growth and yield maintenance. Increased income from non-interest sources such as trust fees, deposit service charges and increases in the cash surrender value of bank-owned life insurance also contributed to this growth. Offsetting some of the improvement in earnings were increases in noninterest expense, a significant portion of which was attributed to the new branch opening.

Net Interest Income

Net interest income for the year ended December 31, 2003 totaled $10,821,729, an increase of $1,312,741 or 13.8% from 2002 net income of $9,508,988. The increase in average earning assets as well as the changes in rates earned and paid on assets and liabilities, are directly responsible for the increase in net interest income. Average earning assets, which represent the Company's balance in loans, investment securities and Federal funds sold, increased $39,543,000, from $281,391,000 in 2002 to $320,934,000 in 2003. As shown below, the net interest margin decreased slightly to 3.49% compared to the 3.50% margin for 2002. The net interest spread actually improved between years, reflecting lower funding costs associated with borrowings and time deposits, but offset by a marginally lower percentage of funding through demand deposits. In 2002, demand deposits contributed to 14.4% of funding where during 2003, it contributed 14.3%.

                                                  2003                 2002
                                              ------------         ------------
Interest and dividend income                  $ 16,609,791         $ 16,565,818
Tax-equivalent adjustment                          369,262              337,872
Interest expense                                (5,788,062)          (7,056,830)
                                              ------------         ------------
Net interest income                           $ 11,190,991         $  9,846,860
                                              ============         ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2003 and 2002. Average loans outstanding includes nonaccruing loans. Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                          2003                                             2002
                                      ---------------------------------------------    ---------------------------------------------

                                                          Interest                                         Interest
                                          Average         Earned/         Yield/           Average         Earned/         Yield/
                                          Balance          Paid            Rate            Balance          Paid            Rate
                                      -------------     -----------    -----------     -------------     -----------    -----------
ASSETS
Interest Earning Assets:
Loans receivable                      $ 184,913,000     $10,967,053           5.93%    $ 191,027,000     $12,615,661           6.60%
Securities                              129,949,000       5,944,022           4.57        81,658,000       4,149,634           5.08
Federal funds sold                        6,072,000          67,978           1.12         8,706,000         138,395           1.59
                                      -------------     -----------                    -------------     -----------
Total interest earning assets           320,934,000      16,979,053           5.29       281,391,000      16,903,690           6.01

Allowance for loan losses                (1,054,000)                                        (978,000)
Cash & due from banks                    10,782,000                                        8,489,000
Premises and equipment                    2,771,000                                        2,553,000
Net unrealized gain on securities           381,000                                          823,000
Foreclosed real estate                      300,000                                          300,000
Other assets                             12,458,000                                        8,977,000
                                      -------------                                    -------------

Total Average Assets                  $ 346,572,000                                    $ 301,555,000
                                      =============                                    =============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                      $  50,750,000     $   342,016           0.67%    $  42,785,000     $   479,399           1.12%
Money market deposits                    92,691,000       1,296,833           1.40        68,269,000       1,390,838           2.04
Time deposits                            99,491,000       3,048,400           3.06       107,987,000       4,512,287           4.18
Borrowed funds                           33,688,000       1,100,813           3.27        21,193,000         674,306           3.18
                                      -------------     -----------                    -------------     -----------
Total interest bearing liabilities      276,620,000       5,788,062           2.09       240,234,000       7,056,830           2.94
Demand deposits                          46,200,000                                       40,402,000
Other liabilities                         2,345,000                                        1,478,000
Shareholders' Equity                     21,407,000                                       19,441,000
                                      -------------                                    -------------

Total Liabilities and Equity          $ 346,572,000                                    $ 301,555,000
                                      =============                                    =============

Net Interest Income                                     $11,190,991                                      $ 9,846,860
                                                        ===========                                      ===========
Net interest spread                                                           3.20%                                            3.07%
                                                                       ===========                                      ===========
Net interest margin                                                           3.49%                                            3.50%
                                                                       ===========                                      ===========

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2003 when compared to the year ended December 31, 2002 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

Tax equivalent net interest income for 2003 increased $1,344,131 or 13.7% over 2002. Average earning assets for 2003 increased by over $39 million or 14.1%. Purchases of government agency, mortgage-backed and state and municipal securities for the investment portfolio created the majority of the increase. Funding of the increased level of earning assets was through subordinated debt, other borrowed funds and money market deposits. Money market deposits increased $24 million or 35.8%, due primarily to deposits resulting from the promotional money market deposit for the Bank's new Torrington office.

The 2003 net interest margin (net interest income divided by average earning assets) was 3.49%, consistent with the 3.50% margin for 2002. As a result of the continued low interest rate environment, the 2003 yield on earning assets declined by 72 basis points. This affected the interest rates earned on new earning assets as well as the interest rates on repricing assets. Similarly, interest expense declined by 85 basis points. This decline is attributed to the overall decrease in interest rates, especially as it impacted the management of core deposit pricing. However, a slightly lower percentage of funding through demand deposits during the year as well as a higher level of non-interest earning assets, specifically cash and due from banks and other assets, offset the positive impact of the improved yield spread on the interest margin.

                                                 2003 Compared to 2002
                                              Increase (Decrease) Due to
                                              --------------------------

                                         Volume         Rate           Total
                                      -----------    -----------    -----------
Interest earned on:
Loans Receivable                      $  (393,941)   ($1,254,667)   ($1,648,608)
Investment Securities                   2,244,309       (449,921)     1,794,388
Federal Funds Sold                        (35,610)       (34,807)       (70,417)
                                      -----------    -----------    -----------
Total interest earning assets           1,814,758     (1,739,395)        75,363
                                      -----------    -----------    -----------

Interest paid on:
Deposits                                  638,749     (2,334,024)    (1,695,275)
Borrowed money                            407,825         18,682        426,507
                                      -----------    -----------    -----------
Total interest bearing liabilities      1,046,574     (2,315,342)    (1,268,768)
                                      -----------    -----------    -----------
Increase in net interest income       $   768,184    $   575,947    $ 1,344,131
                                      ===========    ===========    ===========

The $1,344,131 increase in net interest income reflects increased income of $575,947 resulting from interest rate decreases in both interest earning assets and interest bearing liabilities, and an increase of $768,184 attributed to changes in the volume of average interest earning assets and interest bearing liabilities.

Noninterest Income

Noninterest income for 2003 totaled $2,643,623, increasing $237,260, or 9.9% from 2002 noninterest income of $2,406,363. Fees from trust services are the largest component of noninterest income and totaled $999,496 for 2003. These fees increased by $43,044 or 4.5% from 2002 due largely to increased income from estate settlements. Income from banking service charges and fees totaled $842,621 for 2003. This income, comprised mainly of fees from deposit accounts, increased $86,524 or 11.4% from 2002. This increase is due to higher fees and activity related to ATM's, overdrafts and deposits. During both 2003 and 2002, certain available for sale securities were sold with an overall strategy to realign the investment portfolio to maintain future yields and limit prepayment risk. These actions resulted in a gain on the sale of securities totaling $293,021 and $134,985 for the years ended December 31, 2003 and 2002, respectively. Other noninterest income totaled $508,485 for 2003, which was a decrease of $50,345, or 9.0% from 2002. This decrease is due to the 2002 income of $103,000 resulting from the sale of stock received as a result of the demutualization of Anthem Inc., the Bank's group insurance provider. Offsetting this decrease is $41,345 of additional income resulting from the increased investment in bank-owned life insurance and $39,319 of increased fees from retail investment services.

Noninterest Expenses

Noninterest expenses totaled $9,497,832, increasing $672,669 or 7.6% from 2002 noninterest expenses of $8,825,163. Much of this increase is a result of the new branch, which opened during 2003. This increase was off-set somewhat by the 2002 costs totaling $347,790 which related to the Early Retirement Agreement for the former President of the Company.

Salary and benefits costs totaled $5,145,102, increasing by 3.2% or $161,446 from 2002. The predominant cause of the increase was the new branch opening which added $261,230 to 2003 salary and benefit expense. As mentioned above, much of this increase was off-set by the decrease resulting from the one-time costs in 2002 related to the Early Retirement Agreement of the Company's former President and Chief Executive Officer. Additionally during 2003, additions to staff for marketing, investment management and information technology talent increased this expense. Net occupancy and equipment costs increased by $272,096, much of which were costs associated with the new branch. Also, maintenance activity such as exterior painting for existing branches contributed to the increase. Costs for external computer services totaled $730,154, which was a 10.3% decrease from 2002 costs of $814,070. This reduction was due to one-time vendor credits applied to 2003 expenses resulting from the core processor conversion in 2002. Advertising expense increased by $145,651, or 69.9%, for 2003. While some of this increase is attributable to the new branch opening, intensified marketing activity promoting an awareness of the Bank and its products caused most of the increase. Other noninterest expense totaled $1,314,339, which was an increase of $204,346 or 18.4% from 2002 costs. While much of this increase is due to the new branch, costs related to the core processor conversion, such as computer software, training, travel and operational losses were significant components of this increase. Temporary lending personnel required for the heightened mortgage refinance activity during the year also contributed to the increase in other noninterest expense.

Non-accrual, Past Due and Restructured Loans and Other Real Estate Owned

The Bank's non-accrual loans, other real estate owned and loans past due in excess of ninety days and accruing interest at December 31, 1999 through 2003 are presented below.

                                                                    December 31,
                                            2003          2002          2001          2000          1999
                                         ----------    ----------    ----------    ----------    ----------
Non-accrual loans                        $1,424,097    $1,487,475    $  895,180    $  781,170    $1,076,417
Other real estate owned                     300,000       300,000       300,000       300,000            --
                                         ----------    ----------    ----------    ----------    ----------
Total non-performing assets              $1,724,097    $1,787,475    $1,195,180    $1,081,170    $1,076,417
                                         ==========    ==========    ==========    ==========    ==========

Loans past due in excess of
    ninety days and accruing interest    $       --    $   56,729    $    3,136    $       --    $   33,441
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

Restructured loans on non-accrual status are included in the table above. As of December 31, 2003, there were no restructured loans considered performing.

Had the non-accrual loans performed in accordance with their original terms, gross interest income for the year ended December 31, 2003 would have increased by approximately $73,000 compared to approximately $80,000 for the twelve months ended December 31, 2002.

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

Critical Accounting Policy

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at December 31, 2003. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

The following table summarizes the Bank's OREO, past due and non-accrual loans, and non-performing assets as of December 31, 2003, 2002 and 2001.

                                                                                      December 31,
                                                                           2003           2002           2001
                                                                        ----------     ----------     ----------
Non-accrual loans                                                       $1,424,097     $1,487,475     $  895,180
Other real estate owned                                                    300,000        300,000        300,000
                                                                        ----------     ----------     ----------
Total non-performing assets                                             $1,724,097     $1,787,475     $1,195,180
                                                                        ==========     ==========     ==========
Loans past due in excess of ninety days and accruing interest           $       --     $   56,729     $    3,136
                                                                        ==========     ==========     ==========
Ratio of non-performing assets to total loans and OREO                         .90%           .95%           .64%
Ratio of non-performing assets and loans past due in excess
   of ninety days accruing interest to total loans and OREO                    .90%           .98%           .64%
Ratio of allowance for loan losses to total loans                              .60%           .54%           .52%
Ratio of allowance for loan losses to non-performing assets and
   loans in excess of ninety days past due and accruing interest             66.67%         54.82%         79.92%
Ratio of non-performing assets and loans in excess of ninety
   days past due and accruing interest to total shareholders' equity          7.74%          8.78%          6.56%

Total non-performing assets decreased by $63,378 or 3.5% to $1,724,097 at December 31, 2003 from $1,787,475, at December 31, 2002. The decrease in non-performing assets is due to a lower level of past due loans in the residential and commercial real estate loan portfolio as well as the installment loan portfolio. There were no loans past due in excess of ninety days and accruing interest at December 31, 2003. At December 31, 2002 and 2001, loans past due in excess of ninety days and accruing interest totaled $56,729 and $3,136, respectively.

Total non-performing assets represented .90% of total loans and other real estate owned at year-end December 31, 2003. This compares to .95% at December 31, 2002. The allowance for loan losses as of December 31, 2003 was .6% of total loans. This is an increase from the previous two years when the allowance was approximately .5% of total loans. The allowance for loan losses provided coverage for 80.7% of non-accrual loans at December 31, 2003, as compared to 68.0% at December 31, 2002. The increase in the coverage ratio is a result of increased provisions for loan losses as the Bank focuses on commercial loan products.

Potential Problem Loans

As of December 31, 2003, there were no potential problem loans not disclosed above which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 1999 through 2003. The allowance is maintained at a level consistent with the identified loss potential and the perceived risk in the portfolio.

                                                            (Dollar Amounts in Thousands)
                                                                    December 31,
                                                 --------------------------------------------------
                                                  2003       2002       2001       2000       1999
                                                 ------     ------     ------     ------     ------
Balance, at beginning of period                  $1,011     $  958     $  972     $1,014     $1,014
Loans charged-off:
  Commercial and financial                           30         22         --         --         --
  Real estate                                        --         --         --         24         40
  Installment loans to individuals                  279        227        314        275         86
                                                 ------     ------     ------     ------     ------
                                                    309        249        314        299        126
                                                 ------     ------     ------     ------     ------
Recoveries on loans charged-off:
  Commercial and financial                           --         --         --          3         --
  Real estate                                        --         --         --         --         --
  Installment loans to individuals                  147         37         60         74          6
                                                 ------     ------     ------     ------     ------
                                                    147         37         60         77          6
                                                 ------     ------     ------     ------     ------
Net loans charged-off                               162        212        254        222        120
                                                 ------     ------     ------     ------     ------
Provisions charged to operations                    300        265        240        180        120
                                                 ------     ------     ------     ------     ------

Balance, at end of period                        $1,149     $1,011     $  958     $  972     $1,014
                                                 ======     ======     ======     ======     ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period       .09%       .11%       .14%       .12%       .07%
                                                 ======     ======     ======     ======     ======

Ratio of allowance for loan losses
  to total loans                                    .60%       .54%       .52%       .51%       .55%
                                                 ======     ======     ======     ======     ======

During 2003, net charge-offs totaled $162,000, which is a decrease of $50,000 from 2002 net charge-offs of $212,000. The decrease in net charge-offs was due to a higher level of recoveries in the installment loan portfolio. Over the last four years, the Bank experienced higher levels of charge-offs which were directly related to the consumer loans acquired through the indirect dealer financing of primarily automobiles, boats and motorcycles. Recoveries from these loans increased $110,000 from 2002 to 2003 due primarily to intensified collection efforts. The increased level of charge-offs during 2003 relates to management's earlier recognition of losses, in recognition of the aging collateral supporting these loans. Due to the credit risks associated with this lending, the Bank substantially eliminated future originations of loans through indirect dealer financing during 2000.

The following table reflects the allowance for loan losses as of December 31, 2003, 2002, 2001, 2000 and 1999.

                      Analysis of Allowance for Loan Losses
                             (Amounts in thousands)
                                  December 31,

Loans by Type                        2003                                2002                                 2001
--------------------------------------------------------------------------------------------------------------------------------
                                           Percentage                           Percentage                          Percentage
                       Allocation of      of Loans in      Allocation of       of Loans in       Allocation of     of Loans in
                       Allowance for     Each Category     Allowance for      Each Category      Allowance for    Each Category
                        Loan Losses      to Total Loans     Loan Losses       to Total Loans      Loan Losses     to total Loans
Commercial
  & Financial             $  224             10.84%            $   71              5.58%            $   21              3.85%
Real Estate
  Construction                48              4.82                 23              5.29                 16              2.88
  Residential                314             65.97                330             65.36                289             66.59
  Commercial                 367             14.11                132             16.18                120             14.42
Installment                  170              4.21                237              7.56                250             12.06
Other                         --              0.05                 --              0.03                 --              0.20
Unallocated                   26                --                218                --                262                --
                          ------------------------------------------------------------------------------------------------------
Total                     $1,149            100.00%            $1,011            100.00%            $  958            100.00%
                          ======================================================================================================

Loans by Type                       2000                                1999
-------------------------------------------------------------------------------------------
                                          Percentage                           Percentage
                       Allocation of     of Loans in       Allocation of      of Loans in
                       Allowance for    Each Category      Allowance for     Each Category
                        Loan Losses     to Total Loans      Loan Losses      to Total Loans
Commercial
  & Financial             $   25              4.26%            $    8              4.39%
Real Estate
  Construction                22              2.84                 --              3.86
  Residential                273             62.43                266             62.85
  Commercial                  99             13.32                211             10.79
Installment                  338             16.90                505             18.04
Other                         --              0.25                 24              0.07
Unallocated                  215                --                 --                --
                       --------------------------------------------------------------------
Total                     $  972            100.00%            $1,014            100.00%
                       ====================================================================

The unallocated portion of the allowance reflects Management's estimate of probable but unconfirmed losses inherent in the portfolio. Such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

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

The Bank is a member of the Federal Home Loan Bank System which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, borrowings through repurchase agreements, federal funds and the sale of mortgage loans in the secondary market are available to fund short-term cash needs.

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings for the years ended December 31:

                                        2003            2002            2001
                                    -----------     -----------     -----------
      Balance at December 31,       $ 4,700,000     $ 1,000,000     $ 5,000,000
      Maximum Month-End Borrowings    8,500,000      13,000,000      17,899,000
      Average Balance                 2,111,000       7,722,000       7,663,000
      Average Rate                         1.29%           2.23%           5.47%

CAPITAL

At December 31, 2003, total shareholders' equity was $22,282,931 compared to $20,999,216 at December 31, 2002. From a regulatory perspective, the Bank's capital ratios place the Bank in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 2003:

                                               Minimum
                                             Regulatory
                                            Capital Level  The Company  The Bank
                                            -------------  -----------  --------

            Tier 1 leverage capital ratio         4%           7.62%      6.85%

            Tier 1 risk-based capital ratio       4%          14.48%     12.98%

            Total risk-based capital ratio        8%          15.05%     13.54%

Included in the Company's capital used to determine these ratios at December 31, 2003 is $6.8 million related to the Company's investment in First Litchfield Statutory Trust I, which is recorded as subordinated debt in the Company's balance sheets as December 31, 2003. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. The Company believes that the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," issued in December 2003. At this time, it is not possible to estimate the effect, if any, on the Company's Tier I regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System.

INCOME TAXES

The income tax expense for 2003 totaled $881,096 in comparison to $629,479 in 2002. The increase in income tax expense is due a higher level of taxable income in 2003. The effective tax rate for 2003 was 24% as compared to the 2002 effective tax rate of 22%. The increase in taxes was mitigated by the Company's investments in state and municipal securities as well as in bank-owned life insurance. Income from these assets is not subject to Federal income taxes. Also, both the 2003 and 2002 provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC"), which was formed by the Bank in 2000. The income from LMSC is considered passive investment income pursuant to Connecticut law, under which LMSC was formed and is operating, and is not subject to state taxes which resulted in no state tax expense for both years.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and related notes thereto presented elsewhere herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative value of money over time due to inflation. Unlike many industrial companies, most of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation

OFF BALANCE SHEET ARRANGEMENTS

See Note O on page F-20 of the consolidated financial statements for the disclosure of F balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

                          PART F/S FINANCIAL STATEMENTS

Annual Financial Information

Independent Auditor's Report                                                F-1

Consolidated Balance Sheets at December 31, 2003 and 2002                   F-2

Consolidated Statements of Income for the Years Ended
   December 31, 2003 and 2002                                               F-3

Consolidated Statements of Changes in Shareholders' Equity for the
   Years Ended December 31, 2003 and 2002                                   F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2003 and 2002                                         F-5

Notes to Consolidated Financial Statements                           F-6 to F-25

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary
Litchfield, Connecticut

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ McGladrey & Pullen, LLP
                                                     ---------------------------
                                                         McGladrey & Pullen, LLP

New Haven, Connecticut
February 27, 2004

CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                     2003              2002
                                                                                  -------------     -------------
ASSETS
Cash and due from banks (Note B)                                                  $  12,702,308     $   8,763,736
Federal Funds Sold                                                                           --        15,000,000
                                                                                  -------------     -------------
                                                     CASH AND CASH EQUIVALENTS       12,702,308        23,763,736
                                                                                  -------------     -------------
Securities (Note C):
   Available for sale securities, at fair value                                     171,047,150        78,541,834
   Held to maturity securities (fair value $119,021-2003; $212,402-2002)                117,806           203,012
                                                                                  -------------     -------------
                                                              TOTAL SECURITIES      171,164,956        78,744,846
                                                                                  -------------     -------------

Federal Home Loan Bank stock, at cost (Note H)                                        2,389,800         2,389,800
Federal Reserve Bank stock, at cost                                                     225,850            81,850
Other restricted stock, at cost                                                          50,000                --
Loans held for sale                                                                          --           385,000

Loans Receivable, Net of allowance for loan losses of
      $1,149,454-2003, $1,011,052-2002 (Notes D and E)                              190,579,182       188,363,103

Premises and equipment, net (Note F)                                                  2,788,227         2,580,616
Foreclosed real estate                                                                  300,000           300,000
Deferred income taxes (Note J)                                                          402,542                --
Accrued interest receivable                                                           1,994,544         1,507,335
Cash surrender value of insurance (Note K)                                            8,285,770         7,239,262
Other assets (Notes H and  K)                                                         2,888,018         1,447,483
                                                                                  -------------     -------------
                                                                  TOTAL ASSETS    $ 393,771,197     $ 306,803,031
                                                                                  =============     =============
LIABILITIES
Deposits (Note I):
   Noninterest-bearing                                                            $  49,239,404     $  42,738,112
   Interest-bearing                                                                 254,317,083       225,943,831
                                                                                  -------------     -------------
   Total deposits                                                                   303,556,487       268,681,943
Federal Home Loan Bank advances (Note H)                                             35,200,000         8,000,000
Securities sold under agreements to repurchase (Note H)                              24,000,000         7,000,000
Subordinated debt (Note H)                                                            7,011,000                --
Deferred income taxes (Note J)                                                               --           329,807
Accrued expenses and other liabilities (Note K)                                       1,720,779         1,792,065
                                                                                  -------------     -------------
                                                             TOTAL LIABILITIES      371,488,266       285,803,815
                                                                                  -------------     -------------
Commitments and contingencies (Notes G, H, K, M and O)                                       --                --
SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)
Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
Common stock $.01 par value
   Authorized--5,000,000 shares
   Issued--1,997,395 shares, outstanding--1,897,217 shares--2003 and
   Issued--1,872,738 shares, outstanding--1,777,330 shares--2002                         19,974            18,727
Additional paid-in capital                                                           16,719,130        14,532,101
Retained earnings                                                                     6,355,277         6,189,166
Less Treasury stock at cost--100,178 shares--2003, 95,408 shares--2002                 (701,061)         (701,061)
Accumulated other comprehensive income (loss) - net unrealized (loss)
   gain on available for sale securities (net of taxes) (Note S)                       (110,389)          960,283
                                                                                  -------------     -------------
                                                    TOTAL SHAREHOLDERS' EQUITY       22,282,931        20,999,216
                                                                                  -------------     -------------
                                      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $ 393,771,197     $ 306,803,031
                                                                                  =============     =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                             2003           2002
                                                                                  -----------    -----------
INTEREST INCOME

Interest and fees on loans                                                        $10,964,442    $12,611,742

Interest on:
   Mortgage-backed securities                                                       3,045,454      2,609,893
   U.S. Treasury and agency securities                                              1,651,359        511,758
   State and municipal securities-tax exempt                                          763,270        642,102
   Corporate bonds and other securities                                               117,288         51,928
   Federal funds sold and other interest income                                        67,978        138,395
                                                                                  -----------    -----------
                                                         TOTAL INTEREST INCOME     16,609,791     16,565,818
                                                                                  -----------    -----------
INTEREST EXPENSE

Interest on deposits:
   Savings                                                                            342,016        479,399
   Money market                                                                     1,296,833      1,390,838
   Time certificates of deposit in denominations
      of $100,000 or more                                                             810,764      1,107,520
   Other time certificates of deposit                                               2,237,636      3,404,767
                                                                                  -----------    -----------
                                                    TOTAL INTEREST ON DEPOSITS      4,687,249      6,382,524

Interest on Federal Home Loan Bank advances                                           520,288        408,207
Interest on repurchase agreements                                                     430,471        266,099
Interest on subordinated debt                                                         150,054             --
                                                                                  -----------    -----------

                                                        TOTAL INTEREST EXPENSE      5,788,062      7,056,830
                                                                                  -----------    -----------
                                                           NET INTEREST INCOME     10,821,729      9,508,988

PROVISION FOR LOAN LOSSES (Note E)                                                    300,000        265,000
                                                                                  -----------    -----------

                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES     10,521,729      9,243,988
                                                                                  -----------    -----------
NONINTEREST INCOME

Banking service charges and fees                                                      842,621        756,097
Trust income                                                                          999,496        956,452
Gains on sales of available for sale securities (Note C)                              293,021        134,985
Other                                                                                 508,485        558,829
                                                                                  -----------    -----------
                                                      TOTAL NONINTEREST INCOME      2,643,623      2,406,363
                                                                                  -----------    -----------
NONINTEREST EXPENSES

Salaries                                                                            4,031,413      3,879,956
Employee benefits (Note K)                                                          1,113,689      1,103,700
Computer services                                                                     730,154        814,070
Net occupancy                                                                         693,337        494,737
Equipment                                                                             396,911        323,415
Advertising                                                                           353,985        208,334
Commissions, services and fees                                                        241,598        235,767
Supplies                                                                              195,978        184,275
Postage                                                                               145,285        120,490
Legal fees                                                                            139,248        208,544
Director fees                                                                         131,975        113,040
OREO and non-performing loan expenses - net                                             9,920         28,842
Other                                                                               1,314,339      1,109,993
                                                                                  -----------    -----------
                                                    TOTAL NONINTEREST EXPENSES      9,497,832      8,825,163
                                                                                  -----------    -----------
                                                    INCOME BEFORE INCOME TAXES      3,667,520      2,825,188

PROVISION FOR INCOME TAXES (Note J)                                                   881,096        629,479
                                                                                  -----------    -----------
                                                                    NET INCOME    $ 2,786,424    $ 2,195,709
                                                                                  ===========    ===========
EARNINGS PER SHARE (Note L)
                                                    BASIC NET INCOME PER SHARE    $      1.48    $      1.19
                                                                                  ===========    ===========
                                                  DILUTED NET INCOME PER SHARE    $      1.45    $      1.16
                                                                                  ===========    ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2003 and 2002

                                                                                                       Accumulated
                                                        Additional                                        Other           Total
                                           Common         Paid-In      Retained         Treasury      Comprehensive    Shareholders'
                                            Stock         Capital       Earning           Stock       Income(Loss)        Equity
                                        ------------   ------------   ------------    ------------    -------------    -------------
BALANCE, DECEMBER 31, 2001              $     17,606   $ 13,000,271   $  5,943,052    $   (701,061)   $     15,314     $ 18,275,182
                                                                                                                       ------------

Comprehensive Income:
   Net income                                     --             --      2,195,709              --              --        2,195,709
   Unrealized holding gain on
      available for sale securities,
      net of taxes (Note S)                       --             --             --              --         944,969          944,969
                                                                                                                       ------------
   Total comprehensive income                                                                                             3,140,678
                                                                                                                       ------------
Cash dividends declared $.40 per share            --             --       (678,661)             --              --         (678,661)
5% stock dividend declared
   November 26, 2002--88,958 shares
   including 4,543 treasury shares               890      1,266,762     (1,267,652)             --              --               --
Fractional shares paid in cash                    --             --         (3,282)             --              --           (3,282)
Stock options exercised-23,156 shares            231        219,703             --              --              --          219,934
Accrued tax benefit on stock options
   exercised (Note M)                             --         45,365             --              --              --           45,365
                                        ------------   ------------   ------------    ------------    ------------     ------------

BALANCE, DECEMBER 31, 2002                    18,727     14,532,101      6,189,166        (701,061)        960,283       20,999,216
                                                                                                                       ------------

Comprehensive Income:
   Net income                                     --             --      2,786,424              --              --        2,786,424
   Unrealized holding loss on
      available for sale securities,
      net of taxes (Note S)                       --             --             --              --      (1,070,672)      (1,070,672)
                                                                                                                       ------------
   Total comprehensive income                                                                                             1,715,752
                                                                                                                       ------------
Cash dividends declared $.42 per share            --             --       (765,376)             --              --         (765,376)
5% stock dividend declared
   November 20, 2003--94,896 shares
   including 4,770 treasury shares               949      1,849,523     (1,850,472)             --              --               --
Fractional shares paid in cash                    --             --         (4,465)             --              --           (4,465)
Stock options exercised-29,761 shares            298        255,232             --              --              --          255,530
Accrued tax benefit on stock options
   exercised (Note M)                             --         82,274             --              --              --           82,274
                                        ------------   ------------   ------------    ------------    ------------     ------------

BALANCE, DECEMBER 31, 2003              $     19,974   $ 16,719,130   $  6,355,277    $   (701,061)   $   (110,389)    $ 22,282,931
                                        ============   ============   ============    ============    ============     ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                                     2003             2002
                                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $  2,786,424     $  2,195,709
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization and accretion of premiums and discounts on investment securities, net         177,754          509,291
   Provision for loan losses                                                                  300,000          265,000
   Depreciation and amortization                                                              310,120          254,383
   Deferred income taxes                                                                      (98,518)         (50,355)
   Gains on sales of available for sale securities                                           (293,021)        (134,985)
   Loans originated for sale                                                              (10,548,640)      (5,372,900)
   Proceeds from sales of loans held for sale                                              10,997,832        4,987,900
   Gains on sales of loans held for sale                                                      (64,192)              --
   Loss on sale of repossessed assets                                                             660            3,400
   Loss on disposals of bank premises and equipment                                             1,985              352
   Increase in accrued interest receivable                                                   (487,209)        (198,089)
   (Increase) decrease in other assets                                                     (1,058,435)           4,767
   Increase in cash surrender value of insurance                                             (359,258)        (317,912)
   Decrease in deferred loan origination costs                                                332,381          359,908
   (Decrease) increase in accrued expenses and other liabilities                             (120,713)         154,753
                                                                                         ------------     ------------
      Net cash provided by operating activities                                             1,877,170        2,661,222
                                                                                         ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
   Proceeds from maturities and principal payments                                         28,196,410       14,978,086
   Purchases                                                                              (99,876,556)     (30,758,483)
   Proceeds from sales                                                                     24,252,844               --
Available for sale U.S. Treasury and agency investment securities:
   Proceeds from maturities                                                                12,973,809               --
   Purchases                                                                              (59,648,652)      (7,219,063)
   Proceeds from sales                                                                             --       10,409,250
Available for sale State, municipal and other securities:
   Proceeds from maturities                                                                        --        2,008,000
   Purchases                                                                               (4,212,173)      (5,038,985)
   Proceeds from sales                                                                      4,301,906               --
Held to maturity mortgage-backed securities:
   Proceeds from maturities and principal payments                                             85,340          102,825
Purchase of Corporate stock                                                                   (50,000)              --
Purchase of Federal Reserve Bank stock                                                       (144,000)              --
Investment in First Litchfield Statutory Trust (Note H)                                      (211,000)              --
Net increase in loans                                                                      (2,898,120)      (3,345,456)
Proceeds from sales of repossessed assets                                                      81,900           86,450
Purchases of premises and equipment                                                          (519,919)        (220,196)
Proceeds from sale of premises and equipment                                                      203               --
Purchase of life insurance policies                                                          (687,250)        (660,000)
                                                                                         ------------     ------------
   Net cash used in investing activities                                                  (98,355,258)     (19,657,572)
                                                                                         ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                                  48,142,769       24,881,736
Net (decrease) increase in certificates of deposit                                        (13,268,225)       5,226,381
Proceeds from Federal Home Loan Bank advances                                              35,200,000        8,000,000
Repayments on Federal Home Loan Bank advances                                              (8,000,000)     (12,000,000)
Net increase in securities sold under agreements to repurchase                             17,000,000        7,000,000
Proceeds from issuance of subordinated debt                                                 7,011,000               --
Debt issuance costs paid                                                                     (204,000)              --
Distribution in cash for fractional shares of common stock                                     (4,465)          (3,282)
Proceeds from exercise of stock options                                                       255,530          219,934
Dividends paid on common stock                                                               (715,949)        (667,904)
                                                                                         ------------     ------------
   Net cash provided by financing activities                                               85,416,660       32,656,865
                                                                                         ------------     ------------
   Net increase in cash and cash equivalents                                              (11,061,428)      15,660,515
CASH AND CASH EQUIVALENTS, at beginning of year                                            23,763,736        8,103,221
                                                                                         ------------     ------------
CASH AND CASH EQUIVALENTS, at end of year                                                $ 12,702,308     $ 23,763,736
                                                                                         ============     ============

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
   Interest on deposits and borrowings                                                   $  5,874,394     $  7,131,142
                                                                                         ============     ============
   Income taxes                                                                          $  1,903,166     $    781,165
                                                                                         ============     ============
Noncash investing and financing activities:
   Transfer of loans to repossessed assets                                               $     49,660     $     91,100
                                                                                         ============     ============
   Accrued dividends declared                                                            $    227,160     $    177,733
                                                                                         ============     ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the First Litchfield Financial Corporation (the "Company") and The First National Bank of Litchfield (the "Bank"), a nationally-chartered commercial bank, and the Bank's wholly owned subsidiaries, Litchfield Mortgage Service Corporation and Lincoln Corporation. Deposits in the Bank are insured up to specified limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a full range of banking services to individuals and businesses located primarily in Northwestern Connecticut. These products and services include demand, savings, NOW, money market and time deposits, residential and commercial mortgages, consumer installment and other loans as well as trust services. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic regulatory examinations.

On January 7, 2000, the Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (the "SEC") to register the Company's $.01 par value common stock under the Securities and Exchange Act of 1934 (the "Exchange Act"). The Company files periodic financial reports with the SEC as required by the Exchange Act. On June 26, 2003, the Company formed First Litchfield Statutory Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on June 26, 2003, the first series of trust preferred securities were issued. (See Note H).

The significant accounting policies followed by the Company and the methods of applying those policies are summarized in the following paragraphs:

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of the Company's activities are with customers located within Litchfield County, Connecticut. Note C discusses the types of securities that the Company invests in. Note E discusses the types of lending that the Company engages in. The Company does not have any significant loan concentrations to any one industry or customer. Note K discusses a concentration related to the cash surrender value of the life insurance.

INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost,
(2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The sale of a held maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

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

LOANS HELD FOR SALE: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights released by the Company. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date.

TRANSFER OF FINANCIAL ASSETS: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or
(b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

The Bank's mortgage loans are collateralized by real estate located principally in Litchfield County, Connecticut. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and real estate acquired through foreclosure is susceptible to changes in local market conditions. In addition, motor vehicles and recreational vehicles, whose value declines rapidly during the loan term, generally secure a substantial portion of the Bank's installment loans. Accordingly, the ultimate collectibility of a substantial portion of the Bank's installment loan portfolio and repossessed assets is susceptible to changes in local economic conditions.

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

RATE LOCK COMMITMENTS: On March 13, 2002, the Financial Accounting Standards Board determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Company adopted such accounting on July 1, 2002.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

The cumulative effect of adopting SFAS No. 133 for rate lock commitments as of July 1, 2002 was not material.

DERIVATIVE FINANCIAL INSTRUMENTS: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

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

IMPAIRMENT OF LONG-LIVED ASSETS: Long-lived assets, including premises and equipment and certain identifiable intangible assets which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

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

TRUST ASSETS: Assets of the Trust Department, other than trust cash on deposit at the Bank, are not included in these consolidated financial statements because they are not assets of the Company. Trust fees are recognized on the accrual basis of accounting.

INCOME TAXES: The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets may be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan that covers substantially all employees. Pension costs are accrued based on the projected unit credit method and the Bank's policy is to fund annual contributions in amounts necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA) of 1974.

STOCK OPTION PLANS: Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock based compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows a company to continue to measure compensation cost for such plans under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue to follow the accounting in APB 25, and as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. There is no pro forma disclosure required for 2003 and 2002 because there was no stock-based compensation attributed to those years.

EARNINGS PER SHARE: Basic earnings per share represents income available to common shareholders and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

RELATED PARTY TRANSACTIONS: Directors and officers of the Company and Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of the management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Notes D, I, and P contain details regarding related party transactions.

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

STATEMENTS OF CASH FLOWS: Cash and due from banks, Federal funds sold and interest-earning deposits in banks are recognized as cash equivalents in the statements of cash flows. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Generally, Federal funds sold have a one-day maturity. Cash flows from loans and deposits are reported net. The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

RECENT ACCOUNTING PRONOUNCEMENTS: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transfers to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities, FIN 46 would be required to be applied as of December 31, 2003. See Note H for the impact of the adoption of FIN 46 by the Company.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. See Note K for all additional required disclosures.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2003 and 2002 the Bank was required to have cash and liquid assets of approximately $5,082,000 and $3,538,000, respectively, to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2003 and 2002 are as follows:

AVAILABLE FOR SALE                                                   December 31, 2003
                                          ------------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized         Unrealized           Unrealized            Fair
                                              Cost               Gains               Losses              Value
                                          -------------      -------------       -------------       -------------
Debt Securities:
   U.S. Treasury securities               $   4,991,736      $     127,685       $        (987)      $   5,118,434
   U.S. Government Agency Securities         46,807,223             69,960          (1,024,405)         45,852,778
   State and Municipal Obligations           13,337,288            830,561              (1,087)         14,166,762
   Corporate and Other Bonds                  3,015,668                 --                (668)          3,015,000
                                          -------------      -------------       -------------       -------------

                                             68,151,915          1,028,206          (1,027,147)         68,152,974
                                          -------------      -------------       -------------       -------------

Mortgage-Backed Securities:
   GNMA                                       8,403,934             43,346             (24,285)          8,422,995
   FNMA                                      59,013,858            394,751            (539,479)         58,869,130
   FHLMC                                     35,644,699            340,174            (382,822)         35,602,051
                                          -------------      -------------       -------------       -------------
                                            103,062,491            778,271            (946,586)        102,894,176
                                          -------------      -------------       -------------       -------------
Total available for sale securities       $ 171,214,406      $   1,806,477       $  (1,973,733)      $ 171,047,150
                                          =============      =============       =============       =============

                                                                     December 31, 2002
                                          ------------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized         Unrealized           Unrealized            Fair
                                              Cost               Gains               Losses              Value
                                          -------------      -------------       -------------       -------------
Debt Securities:
   U.S. Treasury securities               $   5,004,622      $     228,972       $          --       $   5,233,594
   State and Municipal Obligations           16,359,152            396,655              (1,463)         16,754,344
                                          -------------      -------------       -------------       -------------
                                             21,363,774            625,627              (1,463)         21,987,938
                                          -------------      -------------       -------------       -------------

Mortgage-Backed Securities:
   GNMA                                      27,580,403            309,300              (4,282)         27,885,421
   FNMA                                       7,885,225            207,136                  --           8,092,361
   FHLMC                                     20,257,459            318,655                  --          20,576,114
                                          -------------      -------------       -------------       -------------
                                             55,723,087            835,091              (4,282)         56,553,896
                                          -------------      -------------       -------------       -------------

Total available for sale securities       $  77,086,861      $   1,460,718       $      (5,745)      $  78,541,834
                                          =============      =============       =============       =============

HELD TO MATURITY                                                     December 31, 2003
                                          ------------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized         Unrealized           Unrealized            Fair
                                              Cost               Gains               Losses              Value
                                          -------------      -------------       -------------       -------------
Mortgage-Backed Securities:
   GNMA                                   $      78,104      $          --       $      (1,173)      $      76,931
   FHLMC                                         39,702              2,388                  --              42,090
                                          -------------      -------------       -------------       -------------
Total held to maturity securities         $     117,806      $       2,388       $      (1,173)      $     119,021
                                          =============      =============       =============       =============

                                                                     December 31, 2002
                                          ------------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized         Unrealized           Unrealized            Fair
                                              Cost               Gains               Losses              Value
                                          -------------      -------------       -------------       -------------
Mortgage-Backed Securities:
   GNMA                                   $     134,671      $       4,835       $          --       $     139,506
   FHLMC                                         68,341              4,555                  --              72,896
                                          -------------      -------------       -------------       -------------
Total held to maturity securities         $     203,012      $       9,390       $          --       $     212,402
                                          =============      =============       =============       =============

At December 31, 2003, there were no securities that have been in a continuous unrealized loss position for a period of twelve months or more. The fair value of securities with unrealized losses is $101,807,488 at December 31,2003. Management believes that none of the unrealized losses on these securities are other than temporary because all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury or Government Agencies, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments.

The amortized cost and fair value of securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                                    December 31, 2003
                                            ------------------------------------------------------------------
                                             Available-for-Sale Securities        Held-to-Maturity Securities
                                            ------------------------------      ------------------------------
                                             Amortized            Fair           Amortized            Fair
                                                Cost              Value             Cost              Value
                                            ------------      ------------      ------------      ------------
Due in one year or less                     $    993,365      $  1,039,058      $         --      $         --
Due after one year through five years          9,998,819        10,010,673                --                --
Due after five years through ten years        38,851,704        38,087,695
Due after ten years                           18,308,027        19,015,548                --                --
                                            ------------      ------------      ------------      ------------
                                              68,151,915        68,152,974                --                --
Mortgage-backed securities                   103,062,491       102,894,176           117,806           119,021
                                            ------------      ------------      ------------      ------------
   TOTAL                                    $171,214,406      $171,047,150      $    117,806      $    119,021
                                            ============      ============      ============      ============

Proceeds from the sales of available for sale securities were $28,554,750 during 2003. Gross gains of $293,021 were realized on these sales. Proceeds from the sales of available for sale securities were $10,409,250 during 2002. Gross gains of $134,985 were realized on these sales.

Investment securities with a carrying value of $34,905,000 and $14,471,000 were pledged as collateral to secure treasury tax and loan, trust assets, securities sold under agreements to repurchase and public funds at December 31, 2003 and 2002, respectively.

During 2003 and 2002, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2003, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                         2003           2002
                                                     -----------    -----------
Balance at the beginning of year                     $ 2,264,522    $ 3,213,055
Advances                                                 512,009      2,609,127
Repayments                                              (230,501)    (2,434,619)
Other changes                                             33,164     (1,123,041)
                                                     -----------    -----------
                            BALANCE AT END OF YEAR   $ 2,579,194    $ 2,264,522
                                                     ===========    ===========

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - LOANS, ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING LOANS

A summary of loans at December 31, 2003 and 2002 is as follows:

                                                       2003            2002
                                                  -------------   -------------
Real estate--residential mortgage                 $ 126,316,716   $ 123,393,205
Real estate--commercial mortgage                     27,021,687      30,535,812
Real estate--construction                             9,228,077       9,993,398
Commercial                                           20,754,459      10,531,171
Installment                                           8,056,658      14,271,763
Other                                                    86,012          51,308
                                                  -------------   -------------
                                    TOTAL LOANS     191,463,609     188,776,657
Net deferred loan origination costs                     265,027         597,498
Allowance for loan losses                            (1,149,454)     (1,011,052)
                                                  -------------   -------------

                                      NET LOANS   $ 190,579,182   $ 188,363,103
                                                  =============   =============

Changes in the allowance for loan losses for the years ended December 31, 2003 and 2002, were as follows:

                                                               2003           2002
                                                           -----------    -----------
Balance at beginning of year                               $ 1,011,052    $   957,731
Provision for loan losses                                      300,000        265,000
Loans charged off                                             (309,337)      (248,527)
Recoveries of loans previously charged off                     147,739         36,848
                                                           -----------    -----------
                                  BALANCE AT END OF YEAR   $ 1,149,454    $ 1,011,052
                                                           ===========    ===========

A summary of nonperforming loans follows:

                                                               2003           2002
                                                           -----------    -----------
Non-accrual loans                                          $ 1,424,097    $ 1,487,475
Accruing loans contractually past due 90 days or more               --         56,729
                                                           -----------    -----------
                                                   TOTAL   $ 1,424,097    $ 1,544,204
                                                           ===========    ===========

If interest income on non-accrual loans throughout the year had been recognized in accordance with the loans' contractual terms, approximately $73,000 and $80,000 of additional interest would have been recorded for the years ended December 31, 2003 and 2002, respectively.

The following information relates to impaired loans, which include all nonaccrual loans and other loans past due 90 days or more, and all restructured loans, as of and for the years ended December 31, 2003 and 2002:

                                                                         2003         2002
                                                                      ----------   ----------
Loans receivable for which there is a related allowance for
   loan losses, determined:
      Based on discounted cash flows                                  $  284,000   $  614,000
      Based on the fair value of collateral                              129,000       49,000
                                                                      ----------   ----------
                                                              Total   $  413,000   $  663,000
                                                                      ==========   ==========

Loans receivable for which there is no related allowance for loan losses determined:
      Based on discounted cash flows                                  $  830,000   $  848,000
      Based on the fair value of collateral                              181,000       33,000
                                                                      ----------   ----------
                                                              Total   $1,011,000   $  881,000
                                                                      ==========   ==========
Allowance for loan losses related to impaired loans                   $  161,000   $  176,000
                                                                      ==========   ==========
Average recorded investment in impaired loans                         $1,350,000   $  987,000
                                                                      ==========   ==========
Interest income recognized                                            $   70,000   $   67,000
                                                                      ==========   ==========
Cash interest received                                                $  123,000   $  118,000
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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2003 and 2002 are as follows:

                                                           2003          2002
                                                        ----------    ----------
Land                                                    $  674,849    $  674,849
Buildings                                                3,000,120     3,004,525
Furniture and fixtures                                   2,353,624     2,203,214
Leasehold improvements                                     260,080       228,157
                                                        ----------    ----------
                                                         6,288,673     6,110,745
Less accumulated depreciation and amortization           3,500,446     3,530,129
                                                        ----------    ----------
                                                        $2,788,227    $2,580,616
                                                        ==========    ==========

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2003 and 2002 was $310,120 and $254,383, respectively.

NOTE G - LEASE COMMITMENTS

At December 31, 2003, the Company was obligated under various noncancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. The Company also pays certain executory costs under these leases. Net rent expense under operating leases was approximately $149,000 and $110,000 for 2003 and 2002 respectively. The future minimum payments under operating leases are as follows:

                 2004                        $139,000
                 2005                         109,000
                 2006                          71,000
                 2007 and thereafter           35,000
                                             --------
                 Total                       $354,000
                                             ========

NOTE H - BORROWINGS

Federal Home Loan Bank Borrowings

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), is required to maintain as collateral, an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. There were no stock purchases during 2003 or 2002. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to obtain additional advances up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advances are used as collateral. Federal Home Loan Bank advances under the line of credit totaled $4,700,000 at an interest rate of 1.37% as of December 31, 2003. At December 31, 2003 and 2002, other outstanding advances from the FHLBB aggregated $30,500,000 and $8,000,000, respectively, at interest rates ranging from 1.45% to 3.76%, and 2.57% to 3.47%, respectively.

Securities Sold Under Agreements to Repurchase

At December 31, 2003 and 2002, securities sold under agreements to repurchase totaled $24,000,000 and $7,000,000, respectively, at interest rates ranging from 1.55% to 4.50%, and 3.57% to 4.50%, respectively.

Subordinated Debt

During 2003, the Company formed First Litchfield Statutory Trust I (the "Trust") and owns all of the Trust's common securities. The Trust has no independent assets or operations, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

The Trust issued $6,800,000 of trust preferred securities in 2003. Pursuant to FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," issued in December 2003, the Company deconsolidated the Trust on December 31, 2003. As a result, the consolidated balance sheet as of December 31, 2003 includes $7,011,000 of subordinated debt, which was previously presented in the Company's 2003 quarterly unaudited balance sheets as $6,800,000 in trust preferred securities after a consolidation elimination of $211,000. The Company's investment in the Trust of $211,000 is included in other assets. The overall effect on the financial position and operating results of the company was not significant.

Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. The Company believes that the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. At this time, it is not possible to estimate the effect, if any, on the Company's Tier I regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System.

The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at six month LIBOR plus 3.10% (4.27% at December 31, 2003), mature on June 26, 2033 and can be redeemed at the Company's option in 2008.

The trust securities also bear interest at three month LIBOR plus 3.10%. The duration of the Trust is thirty-five years, however the trust securities are redeemable at par at the Trust's option in 2008.

The contractual maturities of the Company's borrowings at December 31, 2003, by year, are as follows:

                                    Fixed           Floating
                                     Rate             Rate              Total
                                 -----------       -----------       -----------
2004                             $19,700,000       $        --       $19,700,000
2005                              11,000,000                --        11,000,000
2006                               4,500,000                --         4,500,000
2007                               9,500,000                --         9,500,000
2008                              14,500,000                --        14,500,000
Thereafter                                --         7,011,000         7,011,000
                                 -----------       -----------       -----------
TOTAL LONG-TERM DEBT             $59,200,000       $ 7,011,000       $66,211,000
                                 ===========       ===========       ===========

NOTE I - DEPOSITS

A summary of deposits at December 31, 2003 and 2002 is as follows:

                                                      2003              2002
                                                  ------------      ------------
Noninterest bearing:
   Demand                                         $ 49,239,404      $ 42,738,112
Interest bearing:
   Savings                                          54,616,381        46,663,585
   Money market                                    103,737,680        70,048,999
   Time certificates of deposit in
      denominations of $100,000 or more             28,723,917        32,913,440
   Other time certificates of deposit               67,239,105        76,317,807
                                                  ------------      ------------
                                                  $303,556,487      $268,681,943
                                                  ============      ============

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2003:

                 2004                       $68,524,420
                 2005                        19,581,495
                 2006                         2,263,607
                 2007 and thereafter          5,593,500
                                            -----------
                 Total                      $95,963,022
                                            ===========

Deposit accounts of officers, directors and their associates aggregated $2,624,605 and $2,536,954 at December 31, 2003 and 2002, respectively.

NOTE J - INCOME TAXES

The components of the income tax provision are as follows:

                                                         2003            2002
                                                      ---------       ---------
Current Provision:
   Federal                                            $ 979,614       $ 679,834

Deferred Benefit:
   Federal                                              (98,518)        (50,355)
                                                      ---------       ---------
                                    Total             $ 881,096       $ 629,479
                                                      =========       =========

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                2003                    2002
                                                        -------------------     -------------------
Provision for income taxes at statutory Federal rate    $ 1,246,957     34%     $   960,564     34%
Increase (decrease) resulting from:
   Tax exempt income                                       (261,360)    (7)        (244,335)    (4)
   Nondeductible interest expense                            17,726     --           21,417      1
   Other                                                   (122,227)    (3)        (108,167)    (4)
                                                        -------------------     -------------------
Provision for income taxes                              $   881,096     24%     $   629,479     27%
                                                        ===================     ===================

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                         2003           2002
                                                     -----------    -----------
Deferred tax assets:
   Allowance for loan losses                         $   390,813    $   343,757
   Depreciation                                          152,094        151,579
   Accrued expenses                                      203,684        162,541
   Unrealized loss on available for sale securities       56,867             --
   All other                                             104,595        105,607
                                                     -----------    -----------
      Total gross deferred tax assets                    908,053        763,482
                                                     -----------    -----------

Deferred tax liabilities:
   Tax bad debt reserve                                 (153,536)      (153,536)
   Prepaid pension costs                                (253,311)      (233,846)
   Net deferred loan costs                               (90,109)      (203,149)
   Unrealized gain on available for sale securities           --       (494,690)
   Prepaid expenses and other                             (8,555)        (8,068)
                                                     -----------    -----------
      Total gross deferred tax liabilities              (505,511)    (1,093,289)
                                                     -----------    -----------

Net deferred tax asset (liability)                   $   402,542    $  (329,807)
                                                     ===========    ===========

Based on the Company's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Company's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2003 and 2002.

NOTE K - EMPLOYEE BENEFITS

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method.

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002 using a measurement date of December 31:

Change in benefit obligation:                          2003             2002
                                                   -----------      -----------
   Benefit obligation, beginning                   $ 2,518,601      $ 2,311,167
   Service cost                                        205,147          179,903
   Interest cost                                       185,163          159,022
   Actuarial gain                                      673,943           (1,814)
   Benefits paid                                      (273,110)        (129,677)
                                                   -----------      -----------
   Benefit obligation, ending                        3,309,744        2,518,601
                                                   -----------      -----------

Change in plan assets:
   Fair value of plans assets, beginning             2,424,382        2,491,888
   Actual return on plan assets                        377,488         (174,603)
   Employer contribution                               207,654          236,774
   Benefits paid                                      (273,110)        (129,677)
                                                   -----------      -----------
   Fair value of plan assets, ending                 2,736,414        2,424,382
                                                   -----------      -----------

Funded status                                         (573,330)         (94,219)
Unrecognized net actuarial gain                      1,318,363          809,237
Unrecognized service cost                                   --          (27,235)
                                                   -----------      -----------
Prepaid benefit cost                               $   745,033      $   687,783
                                                   ===========      ===========

The accumulated benefit obligation was $2,658,485 and $2,080,595 at December 31, 2003 and 2002, respectively.

Components of net periodic benefit cost:
   Service cost                                       $ 205,147       $ 179,903
   Interest cost                                        185,163         159,022
   Expected return on plan assets                      (225,009)       (190,390)
   Amortization of prior service cost                   (27,235)        (27,235)
   Amortization of unrealized loss                       12,338          13,004
                                                      ---------       ---------
   Net periodic benefit cost                          $ 150,404       $ 134,304
                                                      =========       =========

Weighted-average assumptions used to determine benefit obligations at December
31:

   Discount rate                                                6.00%      7.00%
   Rate of compensation increase                                5.00%      5.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

   Discount rate                                                7.00%      7.00%
   Expected return on plan assets                               7.50%      7.50%
   Rate of compensation increase                                5.00%      5.00%

The pension expense for the Plan was $150,404 and $134,304 for the years ended December 31, 2003 and 2002, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Plan assets of 7.50% each year. In developing the expected long-term rate of return assumption, management evaluated input from its investment advisor and actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Management anticipates that investments will continue to generate long-term returns averaging at least 7.50%. Management regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. Management continues to believe that 7.50% is a conservatively reasonable long-term rate of return on Plan assets. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Bank's pension plan weighted average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                                                           Percentage of
                                                         Plan Assets as of
                                                            December 31,
      Asset Category                                     2003         2002
      --------------                                     -----------------
      Cash and receivables                                10%          11%
      Corporate debt and equity securities                20%          24%
      Pooled funds/Mutual funds                           62%          52%
      Government securities                                5%           6%
      Other investments                                    3%           7%
                                                         ---          ---
      Total                                              100%         100%
                                                         ===          ===

The purpose of the pension investment program is to provide the means to pay retirement benefits to participants and their beneficiaries in the amounts and at the times called for by the Plan. Contributions to the Plan are made by the Bank each year and are estimated to be 8% of payroll or approximately $280,000 for the plan year beginning November 15, 2003. Annual contributions are based on the difference between the estimated plan liability and the current plan assets which are diversified and invested in accordance with guidelines established by the Bank's Compensation and Trust Committees. The Bank expects to contribute $287,100 to its pension plan in 2004.

The portfolio is managed according to a Growth and Income objective with a target asset allocation of 60% equity and 40% fixed income exposure. Rebalancing takes place when the investment mix varies more than 5% of its target asset allocation. Equity plan assets are further diversified in investment styles ranging from large cap, mid cap, small cap and international through the investment in five equity mutual funds. Individual corporate, government agency and municipal bonds/notes provide fixed income for the plan and are diversified by type, credit quality and duration. The fifteen to twenty fixed income investments are laddered by maturity in order to mitigate interest rate sensitivity and income fluctuations over time.

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the year ended December 31, 2003, the Bank made matching contributions equal to 50% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. For the year ended December 31, 2002, the Bank made matching contributions equal to 75% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $54,632 and $91,349 for 2003 and 2002, respectively.

OTHER BENEFIT PLANS: On March 28, 2002 the Company's Board of Directors approved the terms of an early retirement agreement with the former President of the Company and the Bank. This agreement was finalized on April 2, 2002. For the year ended December 31, 2002, $347,790 of expenses are included in operations relating to this agreement, and at December 31, 2002 accrued expenses relating to this agreement of $325,843, including the liability under the supplemental compensation agreement, are included in the Company's balance sheet. During 2003, all remaining obligations were paid to the former President.

Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 2003 and 2002, accrued supplemental retirement benefits of $26,946, are recognized in the Company's balance sheet related to this plan. Payments to this retiree will be $5,000 per year through 2008.

Beginning in 1996, the Company offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The value (on a cost basis) of the related trust assets and corresponding liability of $349,160 and $339,284 at December 31, 2003, and 2002, respectively are included in the Company's balance sheet.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately, and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2003 and 2002, $111,134 and $52,992, respectively, were charged to operations under this plan. The related liability, of $222,961 and

$111,828 at December 31, 2003 and 2002, respectively, is included in accrued expenses and other liabilities. At December 31, 2003 and 2002, unvested benefits earned under this plan were approximately $96,000 and $43,000, respectively.

The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain current and former directors and officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans. These policies have aggregate cash surrender values of approximately $8,286,000 and $7,239,000 at December 31, 2003 and 2002,
respectively. In addition, these assets are unsecured and are maintained with five insurance carriers.

The Company has agreements with certain members of senior management which provide for cash severance payments equal to two times annual compensation for the previous year, upon involuntary termination or reassignment of duties inconsistent with the duties of a senior executive officer, within 24 months following a "change in control" (as such terms are defined in the agreements). In addition, the agreements provide for the continuation of health and other insurance benefits for a period of 24 months following a change in control. The Company has similar agreements with other members of management which provide for cash severance of six months annual compensation if termination or reassignment of duties occurs within six months following a change of control, and provide for the continuation of health and other insurance benefits for a period of six months following a change in control.

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

On November 20, 2003 and November 26, 2002, the Board of Directors declared 5% stock dividends payable on December 31, 2003 and December 31, 2002, respectively. Payment of these dividends resulted in the issuance of 94,896 additional common shares in December 2003 and 88,958 additional common shares in December 2002. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to capital surplus. Fractional shares were payable in cash on an equivalent share basis of $19.50 for the 2003 stock dividend and $14.24 for the 2002 stock dividend. Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

The following is information about the computation of net income per share for the years ended December 31, 2003 and 2002. The 2002 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                                  For the Year Ended December 31, 2003
                                                ---------------------------------------
                                                   Net                        Per Share
                                                  Income          Shares       Amount
                                                ----------      ----------    ---------
Basic Net Income Per Share
   Income available to common stockholders      $2,786,424       1,883,605      $1.48
                                                                                =====
Effect of Dilutive Securities
   Options Outstanding                                  --          35,046
                                                ----------      ----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                     $2,786,424       1,918,651      $1.45
                                                ==========      ==========      =====

                                                  For the Year Ended December 31, 2002
                                                ---------------------------------------
                                                   Net                        Per Share
                                                  Income          Shares       Amount
                                                ----------      ----------    ---------
Basic Net Income Per Share
   Income available to common stockholders      $2,195,709       1,842,313      $1.19
                                                                                =====
Effect of Dilutive Securities
   Options Outstanding                                  --          48,251
                                                ----------      ----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                     $2,195,702       1,890,564      $1.16
                                                ==========      ==========      =====

NOTE M - STOCK OPTION PLANS

At December 31, 2003, the Company had one fixed option plan, which is described below. The Company has elected to apply APB Opinion No. 25 to account for the stock options granted to employees, including directors, and accordingly, no compensation cost has been recognized in the consolidated statements of income for the fixed stock option plan.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 3,063 shares of the Company's common stock. Automatic annual grants of an additional 520 shares for each director were given for each of the four following years.

The stock option plan for officers grants options based upon individual officer performance.

Under both the director and officer plans, the price per share of the option is the fair market value of the Company's stock at the date of the grant. No option may be exercised until 12 months after it is granted. Options are exercisable for a period of ten years from the grant thereof.

Activity in the option plan for officers and outside directors for 2003 and 2002 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                           2003                          2002
                                               ---------------------------   ---------------------------
                                                             Weighted                      Weighted
                                               Number of  Average Exercise   Number of  Average Exercise
                                                 Shares   Price Per Share      Shares   Price Per Share
                                               ---------  ----------------   ---------  ----------------
Options outstanding at beginning of year         98,477        $9.35          124,005        $9.09
   Granted                                           --           --               --           --
   Exercised                                     31,254         8.18           25,528         9.55
   Cancelled                                         --           --               --           --
                                                 ------                       -------
Options outstanding at end of year               67,223         9.90           98,477         9.35
                                                 ======                       =======
Options exercisable at end of year               67,223         9.90           98,477         9.35
                                                 ======                       =======

At December 31, 2003, exercise prices ranged from $5.29 to $14.50 with an average remaining contractual life of 3.1 years and a weighted average exercise price of $9.90.

During 2000, the option plan for officers and directors expired. Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 67,223.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2003, the Bank had retained earnings of approximately $18,856,000 of which approximately $4,808,398 was available for distribution to the Company as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. At December 31, 2003, the amount available for transfer from the Bank to the Company in the form of loans is limited to 10% of the Bank's capital stock and surplus.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2003 and 2002 related to these items are summarized below:

                                                            2003               2002
                                                      ---------------    ---------------
                                                      Contract Amount    Contract Amount
                                                      ---------------    ---------------
Loan commitments:
   Approved mortgage and equity loan commitments        $ 4,830,000        $ 4,535,000
   Unadvanced portion of construction loans               4,170,000          3,307,000
   Unadvanced portion of:
      Commercial lines of credit                          7,144,000          5,954,000
      Home equity lines of credit                        19,974,000         17,728,000
      Overdraft protection                                  651,000            608,000
      Credit Cards                                        1,941,000          1,373,000
      Floor plans                                           475,000            402,000
Standby letters of credit                                   662,000            650,000
                                                        -----------        -----------
                                                        $39,847,000        $34,557,000
                                                        ===========        ===========

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on the above are primarily variable. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2003.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings which arose during the course of business and are pending against the Company. Management believes the ultimate resolution of these actions and the liability, if any, resulting from such actions will not materially affect the financial condition or results of operations of the Company.

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2003 and 2002, the Bank paid approximately $195,000 and $98,000, respectively, for insurance, rent and legal fees, to companies, the principals of which are Directors of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2003 the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                    Minimum Required    To Be Well Capitalized
                                                                      For Capital       Under Prompt Corrective
                                                 Actual            Adequacy Purposes        Action Purposes
                                          --------------------     ------------------   -----------------------
                                             Amount      Ratio        Amount    Ratio        Amount     Ratio
                                          -----------    -----     -----------  -----     -----------   -----
As of December 31, 2003:

The Company
Total Capital to Risk Weighted Assets     $30,343,000    15.05%    $16,129,000    8%              N/A    N/A
Tier I Capital to Risk Weighted Assets     29,193,000    14.48       8,064,000    4               N/A    N/A
Tier I Capital to Average Assets           29,193,000     7.62      15,324,000    4               N/A    N/A

The Bank
Total Capital to Risk Weighted Assets     $27,642,000    13.54%    $16,332,000    8%      $20,415,000    10%
Tier I Capital to Risk Weighted Assets     26,493,000    12.98       8,164,000    4        12,246,000     6
Tier I Capital to Average Assets           26,493,000     6.85      15,470,000    4        19,338,000     5

As of December 31, 2002:

The Company
Total Capital to Risk Weighted Assets     $21,050,000    12.12%    $13,894,000    8%              N/A    N/A
Tier I Capital to Risk Weighted Assets     20,039,000    11.54       6,946,000    4               N/A    N/A
Tier I Capital to Average Assets           20,039,000     6.53      12,275,000    4               N/A    N/A

The Bank
Total Capital to Risk Weighted Assets     $20,680,000    11.81%    $14,009,000    8%      $17,511,000    10%
Tier I Capital to Risk Weighted Assets     19,669,000    11.24       7,000,000    4        10,499,000     6
Tier I Capital to Average Assets           19,669,000     6.39      12,312,000    4        15,390,000     5

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgement in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2003 or 2002. The estimated fair value amounts for 2003 and 2002 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other companies or banks may not be meaningful.

The fair value of the Federal Home Loan Bank stock, Federal Reserve Bank stock and other restricted stock is estimated to equal the carrying value, due to the historical experience that these stocks are redeemed at par.

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

The recorded book balances and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows:

                                                                2003                                2002
                                                    ------------------------------      ------------------------------
                                                        Book           Estimated            Book           Estimated
                                                        Value          Fair Value           Value          Fair Value
                                                    ------------      ------------      ------------      ------------
Financial Assets:
Cash and due from banks                             $ 12,702,308      $ 12,702,308      $  8,763,736      $  8,763,736
Federal funds sold                                            --                --        15,000,000        15,000,000
Available for sale securities                        171,047,150       171,047,150        78,541,834        78,541,834
Held to maturity securities                              117,806           119,021           203,012           212,402
Federal Home Loan Bank stock                           2,389,800         2,389,800         2,389,800         2,389,800
Federal Reserve Bank stock                               225,850           225,850            81,850            81,850
Other restricted stock                                    50,000            50,000                --                --
Loans held for sale                                           --                --           385,000           385,000
Loans, net                                           190,579,182       192,952,243       188,363,103       195,240,670
Accrued interest receivable                            1,994,544         1,994,544         1,507,335         1,507,335

Financial Liabilities:
Savings deposits                                      54,616,381        54,616,381        46,663,585        46,663,585
Money market and demand deposits                     152,977,084       152,977,084       112,787,111       112,787,111
Time certificates of deposit                          95,963,022        97,502,746       109,231,247       112,006,574
Federal Home Loan Bank Advances                       35,200,000        35,289,499         8,000,000         8,091,330
Securities sold under agreements to repurchase        24,000,000        24,079,193         7,000,000         7,241,231
Subordinated debt                                      7,011,000         7,011,000                --                --

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2003 and 2002.

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

NOTE S - OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                             2003
                                                                          -------------------------------------------
                                                                          Before-Tax     Tax (Expense)    Net-of-Tax
                                                                            Amount          Benefit         Amount
                                                                          -----------    -------------    -----------
Unrealized holding losses arising during the period                       $(1,915,250)    $   651,184     $(1,264,066)
Less: reclassification adjustment for gains recognized in net income          293,021         (99,627)        193,394
                                                                          -----------     -----------     -----------
Unrealized holding loss on available for sale securities, net of taxes    $(1,622,229)    $   551,557     $(1,070,672)
                                                                          ===========     ===========     ===========

                                                                                             2002
                                                                          -------------------------------------------
                                                                          Before-Tax     Tax (Expense)    Net-of-Tax
                                                                            Amount          Benefit         Amount
                                                                          -----------    -------------    -----------
Unrealized holding gains arising during the period                        $ 1,566,755     $  (532,696)    $ 1,034,059
Less reclassification adjustment for gains recognized in net income          (134,985)         45,895         (89,090)
                                                                          -----------     -----------     -----------
Unrealized holding gain on available for sale securities, net of taxes    $ 1,431,770     $  (486,801)    $   944,969
                                                                          ===========     ===========     ===========

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION

FIRST LITCHFIELD FINANCIAL CORPORATION

Condensed Balance Sheets                                               Years Ended December 31,
                                                                   -------------------------------
                                                                       2003               2002
                                                                   ------------       ------------
Assets
Cash and due from banks                                            $  2,574,569       $    485,624
Investment in The First National Bank of Litchfield                  26,382,561         20,629,283
Investment in First Litchfield Statutory Trust                          211,000                 --
Other assets                                                            357,843             62,042
                                                                   ------------       ------------
Total Assets                                                       $ 29,525,973       $ 21,176,949
                                                                   ============       ============

Liabilities and Shareholders' Equity
Liabilities:
Subordinated debt                                                  $  7,011,000       $         --
Other liabilities                                                       232,042            177,733
                                                                   ------------       ------------

Total Liabilities                                                     7,243,042            177,733
                                                                   ------------       ------------

Shareholders' equity                                                 22,282,931         20,999,216
                                                                   ------------       ------------

Total Liabilities and Shareholders' Equity                         $ 29,525,973       $ 21,176,949
                                                                   ============       ============

Condensed Statements of Income                                         Years Ended December 31,
                                                                   -------------------------------

                                                                       2003               2002
                                                                   ------------       ------------
Dividends from subsidiary                                          $    908,000       $    684,000
Other expenses, net                                                     220,494             49,433
                                                                   ------------       ------------
Income before taxes and equity in earnings of subsidiary                687,506            634,567
Income tax benefit                                                       74,968             16,807
                                                                   ------------       ------------
Income before equity in undistributed earnings of subsidiary            762,474            651,374
Equity in undistributed earnings of subsidiary                        2,023,950          1,544,335
                                                                   ------------       ------------

Net income                                                         $  2,786,424       $  2,195,709
                                                                   ============       ============

Condensed Statements of Cash Flows                                     Years Ended December 31,
                                                                   -------------------------------
                                                                       2003               2002
                                                                   ------------       ------------
Cash flows from operating activities:
Net Income                                                         $  2,786,424       $  2,195,709
Adjustments to reconcile net income
    to cash provided by operating activities:
   Equity in undistributed earnings of subsidiary                    (2,023,950)        (1,544,335)
   Other, net                                                            (4,645)             3,793
                                                                   ------------       ------------
Cash provided by operating activities                                   757,829            655,167
                                                                   ------------       ------------

Cash flows from investing activities:
  Investment in First Litchfield Statutory Trust                       (211,000)                --
  Investment in The First National Bank of Litchfield                (4,800,000)                --
                                                                   ------------       ------------
Cash used in investing activities                                    (5,011,000)                --
                                                                   ------------       ------------

Cash flows from financing activities:
   Stock options exercised                                              255,530            219,934
   Distribution in cash for fractional shares of common stock            (4,465)            (3,280)
   Proceeds from issuance of subordinated debt                        7,011,000                 --
   Debt issuance costs                                                 (204,000)                --
   Dividends paid on common stock                                      (715,949)          (667,904)
                                                                   ------------       ------------

   Cash provided by (used in) financing activities                    6,342,116           (451,250)
                                                                   ------------       ------------
   Net increase in cash and cash equivalents                          2,088,945            203,917
Cash and cash equivalents at the beginning of the year                  485,624            281,707
                                                                   ------------       ------------

Cash and cash equivalents at the end of the year                   $  2,574,569       $    485,624
                                                                   ============       ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company or the Bank during the 24 month period prior to December 31, 2003, or subsequently.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Items 401 and 405 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Company's Definitive Proxy Statement (the "Definitive Proxy Statement") for its 2004 Annual Meeting of Shareholders.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. Such Code of Ethics may be obtained by any person, without charge, upon request, by writing to: Carroll A. Pereira, Treasurer, First Litchfield Financial Corporation, 13 North Street, Litchfield, CT 06759.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 201(d) and Item 403 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

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

10.40 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joseph J. Greco and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.40 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003. 10.41 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank. Exhibit is incorporated by reference to Exhibit 10.41 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.41 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank. Exhibit is incorporated by reference to
            Exhibit 10.41 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.42 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank. Exhibit is incorporated by reference to
            Exhibit 10.42 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.43 Executive Change in Control Agreement between Revere H. Ferris and the Company and the Bank. Exhibit is incorporated by reference to
            Exhibit 10.43 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.44 Executive Change in Control Agreement between John S. Newton and the Company and the Bank. Exhibit is incorporated by reference to
            Exhibit 10.44 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.45 Executive Change in Control Agreement between Philip G. Samponaro and the Company and the Bank. Exhibit is incorporated by reference to Exhibit 10.45 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.46 Form of Employee Change in Control Agreement. Exhibit is incorporated by reference to Exhibit 10.46 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.47 Split dollar life agreement between Joelene E. Smith and the Company. Exhibit is incorporated by reference to Exhibit 10.47 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.48 Split dollar life agreement between Laura R. Szablak and the Company. Exhibit is incorporated by reference to Exhibit 10.48 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.49 Split dollar life agreement between Patricia A. Carlson and the Company. Exhibit is incorporated by reference to Exhibit 10.49 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.50 Split dollar life agreement between Kathleen McGarry and the Company. Exhibit is incorporated by reference to Exhibit 10.50 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.51 Split dollar life agreement between Cynthia Showalter and the Company. Exhibit is incorporated by reference to Exhibit 10.51 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.52 Amended and Restated Declaration of Trust of First Litchfield Statutory Trust I. Exhibit is incorporated by reference to Exhibit
            10.52 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.53 Indenture for the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033. Exhibit is incorporated by reference to Exhibit 10.53 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.54 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joelene E. Smith and the Bank dated December 22, 2003.

10.55 Early Retirement Agreement between Philip G. Samponaro and The First National Bank of Litchfield dated January 26, 2004.

21.         List of Subsidiaries of First Litchfield Financial Corporation

23.         Consent of McGladrey & Pullen, LLP.

31.1        Certification of Chief Executive Officer of the Company.

31.2        Certification of Chief Financial Officer of the Company.

32.0 Certification of Chief Executive Officer and the Chief Financial Officer of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

B.    Reports on Form 8-K

      1. The Company filed a Form 8-K on November 7, 2003 to report the Company's third quarter earnings.

      2. The Company filed a Form 8-K on November 20, 2003 to report that the Company's Board of Directors declared a 5% stock dividend to be paid on December 31, 2003 to stockholders of record as of December 15, 2003. Also reported was the approval of a quarterly cash dividend of $.12 per share to be paid on January 28, 2004 to stockholders of record as of January 7, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-KSB by reference to the Company's Definitive Proxy Statement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2004                   FIRST LITCHFIELD FINANCIAL CORPORATION


                                          By: /s/ Joseph J. Greco
                                              ----------------------------------
                                              Joseph J. Greco, President and
                                              Chief Executive Officer


Dated: March 25, 2004                     By: /s/ Carroll A. Pereira
                                              ----------------------------------
                                              Carroll A. Pereira,
                                              Principal Accounting Officer
                                              and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Title                            Date
----                                    -----                            ----


  /s/ Joseph J. Greco                   President, Chief Executive       3/25/04
---------------------------------       Officer and Director
Joseph J. Greco


  /s/ Clayton L. Blick                  Director                         3/25/04
---------------------------------
Clayton L. Blick


  /s/ Perley H. Grimes,Jr.              Director                         3/25/04
---------------------------------
Perley H. Grimes, Jr.


  /s/ Kathleen A. Kelley                Director                         3/25/04
---------------------------------
Kathleen A. Kelley


  /s/ Thomas A. Kendrall                Director                         3/25/04
---------------------------------
Thomas A. Kendall


  /s/ George M. Madsen                  Director                         3/25/04
---------------------------------
George M. Madsen


  /s/ Alan B. Magary                    Director                         3/25/04
---------------------------------
Alan B. Magary


  /s/ Gregory Oneglia                   Director                         3/25/04
---------------------------------
Gregory Oneglia


  /s/ Charles E.Orr                     Director                         3/25/04
---------------------------------
 Charles E. Orr


  /s/ William J. Sweetman               Director                         3/25/04
---------------------------------
William J. Sweetman


  /s/ H. Ray Underwood                  Director                         3/25/04
---------------------------------
H. Ray Underwood


  /s/ Patricia D. Werner                Director                         3/25/04
---------------------------------
Patricia D. Werner