Form 10QSB
period 2004-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2004-05-13
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

For the quarterly period ended: March 31, 2004

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

      Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,914,036 shares of Common Stock, par value $.01 per share, were outstanding at April 30, 2004.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I - Consolidated Financial Information

         Item 1 - Financial Statements

              Consolidated Balance Sheets - March 31, 2004(unaudited) and
                  December 31, 2003 ..................................................      1

              Consolidated Statements of Income - Three months ended
                  March 31, 2004 and 2003 (unaudited)  ...............................      2

              Consolidated Statements of Comprehensive Income - Three months ended
                  March 31, 2004 and 2003 (unaudited) ................................      3

              Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2004 and 2003 (unaudited) ................................      4

              Notes to Consolidated Financial Statements .............................      5

         Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................................      9

         Item 3 - Controls and Procedures ............................................     16

Part II - Other Information

         Item 1 - Legal Proceedings ..................................................     17

         Item 2 - Changes in Securities and Small Business Issuer
             Purchases of Equity Securities ..........................................     17

         Item 3 - Defaults Upon Senior Securities ....................................     17

         Item 4 - Submission of Matters to a Vote of Security Holders ................     17

         Item 5 - Other Information ..................................................     17

         Item 6 - Exhibits and Reports on Form 8-K ...................................     17

Signatures ...........................................................................     25

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,        December 31,
                                                                                            2004                2003
                                                                                        -------------      -------------
                                                                                         (Unaudited)
ASSETS
    Cash and due from banks                                                             $  11,845,112      $  12,702,308
                                                                                        -------------      -------------
                                                          CASH AND CASH EQUIVALENTS        11,845,112         12,702,308
                                                                                        -------------      -------------
   Securities:
      Available for sale securities, at fair value                                        197,313,161        171,047,150
      Held to maturity securities (fair value $108,446-2004 and $119,021-2003)                106,927            117,806
                                                                                        -------------      -------------
                                                                   TOTAL SECURITIES       197,420,088        171,164,956
                                                                                        -------------      -------------

   Federal Home Loan Bank stock, at cost                                                    2,389,800          2,389,800
   Federal Reserve Bank stock, at cost                                                        225,850            225,850
   Other restricted stock, at cost                                                             50,000             50,000

   Loans Receivable, Net of Allowance for loan losses of
                 $1,194,424 -2004, $1,149,454-2003
                                                                          NET LOANS       191,209,707        190,579,182

   Premises and equipment, net                                                              2,832,695          2,788,227
   Foreclosed real estate                                                                          --            300,000
   Deferred income taxes                                                                      248,997            402,542
   Accrued interest receivable                                                              2,142,916          1,994,544
   Cash surrender value of insurance                                                        8,365,213          8,285,770
   Other assets                                                                             2,937,515          2,888,018
                                                                                        -------------      -------------

                                                                       TOTAL ASSETS     $ 419,667,893      $ 393,771,197
                                                                                        =============      =============

LIABILITIES
   Deposits:
      Noninterest bearing                                                               $  48,511,333      $  49,239,404
      Interest bearing                                                                    260,651,374        254,317,083
                                                                                        -------------      -------------
                                                                     TOTAL DEPOSITS       309,162,707        303,556,487
                                                                                        -------------      -------------

   Federal Home Loan Bank advances                                                         30,500,000         35,200,000
   Securities sold under agreements to repurchase                                          48,200,000         24,000,000
   Subordinated debt                                                                        7,011,000          7,011,000
      Accrued expenses and other liabilities                                                1,629,167          1,720,779
                                                                                        -------------      -------------
                                                                  TOTAL LIABILITIES       396,502,874        371,488,266
                                                                                        -------------      -------------
   Commitments & Contingencies                                                                     --                 --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
      Authorized - 5,000,000 shares
      2004 - Issued - 2,011,151 shares, outstanding - 1,910,973 shares
      2003 - Issued - 1,997,395 shares, outstanding - 1,897,217 shares                         20,111             19,974
   Capital surplus                                                                         16,880,466         16,719,130
   Retained earnings                                                                        6,777,835          6,355,277
   Less: Treasury stock at cost- 100,178 shares                                              (701,061)          (701,061)
   Accumulated other comprehensive income-net unrealized gain (loss)
     on available for sale securities (net of taxes)                                          187,668           (110,389)
                                                                                        -------------      -------------
                                                         TOTAL SHAREHOLDERS' EQUITY        23,165,019         22,282,931
                                                                                        -------------      -------------
                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 419,667,893      $ 393,771,197
                                                                                        =============      =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,                                                               2004           2003
                                                                                        ----------     ----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                                           $2,681,592     $2,929,621
                                                                                        ----------     ----------

   Interest and dividends on securities:
       Mortgage-backed securities                                                        1,149,977        601,626
       US Treasury and other securities                                                    591,385         88,006
       State and municipal securities                                                      161,795        197,982
       Corporate bonds and other securities                                                 33,234         17,188
                                                                                        ----------     ----------
            Total interest on securities                                                 1,936,391        904,802
   Other interest income                                                                     6,507         41,661
                                                                                        ----------     ----------
                                                              TOTAL INTEREST INCOME      4,624,490      3,876,084
                                                                                        ----------     ----------

INTEREST EXPENSE
   Interest on deposits:
       Savings                                                                              52,331         94,741
       Money market                                                                        384,139        225,834
       Time certificates of deposit in denominations of $100,000 or more                   177,081        237,632
       Other time certificates of deposit                                                  469,091        643,489
                                                                                        ----------     ----------
                                                         TOTAL INTEREST ON DEPOSITS      1,082,642      1,201,696
   Interest on Federal Home Loan Bank advances                                             207,078         59,367
   Interest on repurchase agreements                                                       237,868         74,168
   Interest on subordinated debt                                                            73,329             --
                                                                                        ----------     ----------
                                                             TOTAL INTEREST EXPENSE      1,600,917      1,335,231
                                                                                        ----------     ----------
                                                                NET INTEREST INCOME      3,023,573      2,540,853
PROVISION FOR LOAN LOSSES                                                                   90,000         75,000
                                                                                        ----------     ----------
                                                          NET INTEREST INCOME AFTER
                                                          PROVISION FOR LOAN LOSSES      2,933,573      2,465,853
                                                                                        ----------     ----------
NONINTEREST INCOME
   Banking service charges and fees                                                        231,615        179,129
   Trust                                                                                   188,220        267,500
   Other                                                                                   149,831        108,024
                                                                                        ----------     ----------
                                                           TOTAL NONINTEREST INCOME        569,666        554,653
                                                                                        ----------     ----------
NONINTEREST EXPENSE
   Salaries                                                                              1,075,099        924,802
   Employee benefits                                                                       370,096        284,607
   Net occupancy                                                                           179,510        207,288
   Equipment                                                                                94,297         90,214
   Legal fees                                                                               51,279         26,422
   Directors fees                                                                           39,560         24,459
   Computer services                                                                       213,268        190,499
   Supplies                                                                                 43,912         51,759
   Commissions, services and fees                                                           69,113         44,728
   Postage                                                                                  38,934         42,802
   Advertising                                                                              99,215        133,244
   OREO & non-performing loan expenses-net                                                   6,261          6,559
   Other                                                                                   346,899        295,348
                                                                                        ----------     ----------
                                                          TOTAL NONINTEREST EXPENSE      2,627,443      2,322,731
                                                                                        ----------     ----------

                                                         INCOME BEFORE INCOME TAXES        875,796        697,775
PROVISION FOR INCOME TAXES                                                                 222,741        137,035
                                                                                        ----------     ----------
                                                                         NET INCOME     $  653,055     $  560,740
                                                                                        ==========     ==========

INCOME PER SHARE
                                                         BASIC NET INCOME PER SHARE     $     0.34     $     0.30
                                                                                        ==========     ==========
                                                       DILUTED NET INCOME PER SHARE     $     0.34     $     0.29
                                                                                        ==========     ==========
   DIVIDENDS PER SHARE                                                                  $      .12     $      .10
                                                                                        ==========     ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended March 31,                                                   2004          2003
                                                                             --------     ----------
Net income                                                                   $653,055     $  560,740
Unrealized holding gains on securities:
        Unrealized holding gains arising during the period, net of taxes      298,057        695,360
                                                                             --------     ----------

Comprehensive income                                                         $951,112     $1,256,100
                                                                             ========     ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,                                                    2004              2003
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $    653,055      $    560,740
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Amortization and accretion of premiums and discounts
           on investment securities, net                                          59,384            82,223
        Provision for loan losses                                                 90,000            75,000
        Depreciation and amortization                                             86,157            67,638
        Loans originated for sale                                                     --        (3,799,700)
        Proceeds from the sales of loans held for sale                                --         3,729,200
        Loss on sale of repossessed assets                                            --               400
        Loss on disposals of bank premises and equipment                             917               535
        Gain from the sale of foreclosed real estate                             (45,138)               --
             (Increase) decrease in accrued interest receivable                 (148,372)            1,303
        Decrease (increase) decrease in other assets                             149,186        (1,027,470)
        Increase in cash surrender value of insurance                            (79,443)          (91,623)
             Decrease in deferred loan origination costs                          79,655            90,314
        (Decrease) increase in accrued expenses and other liabilities           (248,494)          420,829
                                                                            ------------      ------------

            Net cash provided by operating activities                            596,907           109,389
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES Available for sale mortgage-backed securities:
        Proceeds from maturities and principal payments                        3,418,817         6,298,569
        Purchases                                                            (23,459,115)       (8,213,203)
Available for sale US Treasury and other investment securities:
        Proceeds from maturities                                               3,000,000                --
        Purchases                                                             (7,988,000)       (7,973,750)
Available for sale state, municipal and other bond investments:
        Purchases                                                               (845,519)       (3,022,500)
Held to maturity mortgage-backed securities:
        Proceeds from maturities and principal payments                           10,902            24,119
Net (increase) decrease  in loans                                               (845,318)        7,059,476
Proceeds from sale of repossessed assets                                              --             1,000
Proceeds from sale of foreclosed real estate                                     345,138                --
Purchase of bank premises and equipment                                         (131,542)         (228,965)
                                                                            ------------      ------------

        Net cash used in investing activities                                (26,494,637)       (6,055,254)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                      9,450,498        20,831,034
Net decrease in certificates of deposit                                       (3,844,278)       (7,924,478)
Net decrease in short term Federal Home Loan Bank advances                    (4,700,000)               --
Repayments on Federal Home Loan Bank advances                                         --        (1,000,000)
Net increase in securities sold under agreements to repurchase                24,200,000                --
Proceeds from the exercise of stock options                                      161,474            42,891
Dividends paid on common stock                                                  (227,160)         (177,733)
                                                                            ------------      ------------

        Net cash provided by financing activities                             25,040,534        11,771,714
                                                                            ------------      ------------

        Net (decrease) increase in cash and cash equivalents                    (857,196)        5,825,849

CASH AND CASH EQUIVALENTS, at beginning of period                             12,702,308        23,763,736
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, at end of period                                 $ 11,845,112      $ 29,589,585
                                                                            ============      ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
        Interest on deposits and borrowings                                 $  1,614,636      $  1,394,353
                                                                            ============      ============
        Income taxes                                                        $        600      $        750
                                                                            ============      ============

Non cash investing and financing activities:
        Amounts payable for investment purchases                            $         --      $ 11,061,875
                                                                            ============      ============
        Accrued dividends declared                                          $    230,497      $    178,225
                                                                            ============      ============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2003.

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of their operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

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

      The following is information about the computation of net income per share for the three month periods ended March 31, 2004 and 2003. The 2003 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                              Three Months Ended
                                                                March 31, 2004
                                                     -----------------------------------
                                                        Net                    Per Share
                                                       Income        Shares      Amount
                                                     ---------     ---------   ---------
      Basic Net Income Per Share
         Income available to common shareholders     $ 653,055     1,908,171     $  .34
                                                                                 ======

      Effect of Dilutive Securities
         Options Outstanding                                --        29,838

      Diluted Net Income Per Share
         Income available to common shareholders
                                                     ---------     ---------
         plus assumed conversions                    $ 653,055     1,938,009     $  .34
                                                     =========     =========     ======

                                                                March 31, 2003
                                                     -----------------------------------
                                                        Net                    Per Share
                                                       Income        Shares      Amount
                                                     ---------     ---------   ---------
      Basic Net Income Per Share
         Income available to common shareholders     $ 560,740     1,869,449     $  .30
                                                                                 ======

      Effect of Dilutive Securities
         Options Outstanding                                --        35,995

      Diluted Net Income Per Share
         Income available to common shareholders
                                                     ---------     ---------
         plus assumed conversions                    $ 560,740     1,905,444     $  .29
                                                     =========     =========     ======

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                         Three Months Ended
                                                                                           March 31, 2004
                                                                             -------------------------------------------

                                                                             Before-Tax         Tax           Net-of-Tax
                                                                               Amount          Effect           Amount
                                                                             ----------      ----------       ----------
Unrealized holding gains arising during the period                           $  451,602      $ (153,545)      $  298,057
Less: reclassification adjustment for amounts recognized in net income               --              --               --
                                                                             ----------      ----------       ----------

Unrealized holding gains on available for sale securities, net of taxes      $  451,602      $ (153,545)      $  298,057
                                                                             ==========      ==========       ==========

                                                                                           March 31, 2003
                                                                             -------------------------------------------

                                                                             Before-Tax         Tax           Net-of-Tax
                                                                               Amount          Effect           Amount
                                                                             ----------      ----------       ----------
Unrealized holding  gains arising during the period                          $1,053,576      $ (358,216)      $  695,360
Less: reclassification adjustment for amounts recognized in net income               --              --               --
                                                                             ----------      ----------       ----------

Unrealized holding gains on available for sale securities, net of taxes      $1,053,576      $ (358,216)      $  695,360
                                                                             ==========      ==========       ==========

5. The Bank has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method.

      Components of net periodic benefit cost for the three months ended March
      31:

                                                    2004           2003
                                                  --------       --------
      Service cost                                $ 64,889       $ 51,287
      Interest cost                                 48,050         46,291
      Expected return on plan assets               (56,573)       (56,252)
      Amortization of prior service cost                --         (6,809)
      Amortization of unrealized loss               11,009          3,085
                                                  --------       --------
      Net periodic benefit cost                   $ 67,375       $ 37,602
                                                  ========       ========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of March 31, 2004 are as follows:

                  due 10/1/04              5,000,000 @ 1.45%
                  due 8/29/05              2,500,000 @ 2.40%
                  due 8/29/05              2,500,000 @ 2.48%
                  due 12/8/05              2,000,000 @ 2.36%
                  due 7/18/06              4,500,000 @ 2.33%
                  due 7/16/07              4,500,000 @ 2.59%
                  due 8/27/07              5,000,000 @ 3.76%
                  due 7/18/08              4,500,000 @ 3.27%
                                         -----------
                    Total                $30,500,000
                                         ===========

      As of March 31, 2004, the Bank had borrowings under repurchase agreements totaling $48,200,000. This amount includes borrowings:

                  due 12/24/04             7,000,000 @ 1.55%
                  due  1/28/05             4,000,000 @ 4.50%
                  due  1/31/05             5,000,000 @ 1.44%
                  due  1/30/06             3,000,000 @ 2.10%
                  due  2/19/07            10,000,000 @ 2.74%
                  due  2/25/07             4,650,000 @ 2.40%
                  due  7/28/08             5,000,000 @ 3.25%
                  due  7/31/08             5,000,000 @ 3.27%
                  due  2/25/09             4,550,000 @ 3.20%
                                         -----------
                    Total                $48,200,000
                                         ===========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

For the three months ended March 31,
                                                               2004                   2003
                                                        ------------------     -----------------
Provision for income taxes at statutory Federal rate    $ 297,771      34%     $ 237,244     34%
Increase (decrease) resulting from:
   Tax exempt income                                      (82,496)    (10)      (105,114)   (15)
   Nondeductible interest expense                           3,606       1          4,907      1
   Other                                                    3,860       1             (2)    --
                                                        -----------------      ----------------
Provision for income taxes                              $ 222,741      26%     $ 137,035     20%
                                                        =================      ================

8. A summary of the Bank's available for securities portfolio as of March 31, 2004 and December 31, 2003 is as follows. Available for sale securities are shown at fair value, held to maturity securities are shown at amortized cost.

                                                                                     2004            2003
            Available For Sale securities:
               U.S. Treasury securities                                          $  5,135,782    $  5,118,434
               U.S. Government Agency securities                                   51,451,825      45,852,778
               Mortgage-Backed securities                                         122,664,808     102,894,176
               State and Municipal obligations                                     15,030,742      14,166,762
               Corporate and other bonds                                            3,030,004       3,015,000
                                                                                 ------------    ------------
                                   Total Available For Sale securities            197,313,161     171,047,150
            Held To Maturity securities:
               Mortgage-Backed securities                                             106,927         117,806
                                                                                 ------------    ------------
                                   Total Held To Maturity securities                  106,927         117,806
                                                                                 ------------    ------------

                                                          TOTAL SECURITIES       $197,420,088    $171,164,956
                                                                                 ============    ============

9. A summary of the Bank's loan portfolio at March 31, 2004 and December 31, 2003 is as follows:

                                                      2004             2003
            Real estate--residential mortgage    $ 129,797,405    $ 126,316,716
            Real estate--commercial mortgage        29,247,866       27,021,687
            Real estate--construction                7,968,266        9,228,077
            Commercial                              17,445,070       20,754,459
            Installment                              7,713,009        8,056,658
            Other                                       47,143           86,012
                                                 -------------    -------------
                                TOTAL LOANS        192,218,759      191,463,609
            Net deferred loan origination costs        185,372          265,027
            Allowance for loan losses               (1,194,424)      (1,149,454)
                                                 -------------    -------------
                                NET LOANS        $ 191,209,707    $ 190,579,182
                                                 =============    =============

10. A summary of the Bank's deposits at March 31, 2004 and December 31, 2003 is as follows:

                                                                    2004            2003
                                                                ------------    ------------
            Noninterest bearing:
                Demand                                          $ 48,511,333    $ 49,239,404
                                                                ------------    ------------
            Interest bearing:
                Savings                                           53,933,248      54,616,381
                Money market                                     114,599,382     103,737,680
                Time certificates of deposit in
                  denominations of $100,000 or more               27,750,274      28,723,917
                Other time certificates of deposit                64,368,470      67,239,105
                                                                ------------    ------------
                     Total Interest bearing deposits             260,651,374     254,317,083
                                                                ------------    ------------
                                              TOTAL DEPOSITS    $309,162,707    $303,556,487
                                                                ============    ============

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

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has seven banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The newest banking facility, located in downtown Torrington, Connecticut, opened in March of 2003. In 1975 the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc. and Infinex Insurance Agency, Inc.

During the second quarter of 2003, the Company formed a statutory trust, First Litchfield Statutory Trust I. The Company owns 100% of the Trust's common stock. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. On June 26, 2003 the Trust issued its first series of trust preferred securities.

As of March 31, 2004, the Company had total assets of $419,667,893 which was an increase of approximately $25.9 million or 6.6% from year-end 2003 total assets of $393,771,197. The increase in earning assets resulted from increases in the securities portfolio. This growth was funded primarily by increases in borrowings through repurchase agreements.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of March 31, 2004 were $419,667,893, an increase of $25,896,696 or 6.6% from year-end 2003 total assets of $393,771,197.

The increase in assets was primarily in the securities portfolio which increased by $26,255,132 or 15.3% from year-end 2003. Total securities as of March 31, 2004 were $197,420,088 as compared to the year-end 2003 level of $ 171,164,956.
These purchases, which were primarily comprised of U.S. Government agency bonds and mortgage-backed securities, are part of the continued strategy to efficiently utilize the Bank's capital and funding levels. Net loans totaled $191,209,707 as of March 31, 2004, increasing less than 1% or $630,525 from the December 31, 2003 balance of $190,579,182. The residential mortgage portfolio totaled $129,797,405, which was an increase of $3,480,689 or 2.76% from year-end 2003. Management attributes this growth to the pricing and design of its mortgage products specifically as they compete with those offered in the secondary market. Commercial mortgages increased by $2,226,179 or 8.24% during the first quarter as compared to the first quarter of 2003. This growth is the result of the emphasis of commercial calling in our local markets. The commercial loan portfolio decreased by $3,309,389 or 16.0% from its year-end 2003 balance. This decline was the result of seasonal credit line usage, commercial customers seeking to lock-in permanent financing (usually mortgage), at the current low interest rates and finally, a very competitive commercial loan market.

Cash and cash equivalents totaled $11,845,112, which is a decrease of $857,196 or 6.7% from year-end 2003.

Total liabilities were $396,502,874 as of March 31, 2004 compared to total liabilities of $371,488,266 as of year-end 2003. Deposits increased slightly, up $5,606,220 or 1.8% during the first quarter of 2004. Deposit growth occurred with respect to interest-bearing deposits, specifically money market deposits, which increased by $10,861,702 or 10.5%. This growth was due to competitive rates offered on money market accounts, including money market checking accounts, in view of customer preference for liquid deposits in the continued low rate environment. As experienced previously in this interest rate environment, some of the growth in money market deposits also came from maturing certificates of deposits, both those over and below $100,000 in denomination. Certificates of deposits declined by $3,844,278 or 4.0%. Savings deposits remained close to their 2003 year-end levels during the first quarter of 2004. As of March 31, 2004, savings deposits totaled $53,933,248, and were within 1.3% of the year-end 2003 balances.

During the first quarter of 2004, Management obtained additional funding through repurchase agreements totaling $24,200,000. These borrowings were made to lock in funding at low rates, as well as to leverage earning assets. Overnight Federal Home Loan Bank borrowings totaled $4,700,000 at December 31, 2003 and were paid off during the first quarter.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2004 totaled $653,055. These earnings are $92,315 or 16.5% above earnings for the first quarter of 2003, which totaled $560,740. Basic and diluted income per share for the first quarter of 2004 were $.34, compared to basic and diluted income per share of $.30 and $.29, respectively, earned for the first quarter of 2003. For the first quarter of 2004, the return on average equity for the Company totaled 11.50% compared to 10.53% earned for the first quarter of 2003.

Net Interest Income

Net interest income is comprised of the following for the three months ended March 31,

                                                    2004                2003
                                                -----------         -----------

Interest and dividend income                    $ 4,624,490         $ 3,876,084
Tax-equivalent adjustments                           78,607             104,631
Interest expense                                 (1,600,917)         (1,335,231)
                                                -----------         -----------

Net interest income                             $ 3,102,180         $ 2,645,484
                                                ===========         ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended March 31, 2004 and 2003. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                           Three months ended March 31, 2004                 Three months ended March 31, 2003
                                      --------------------------------------------     --------------------------------------------
                                                          Interest                                         Interest
                                         Average          Earned/        Yield/           Average          Earned/         Yield/
                                         Balance           Paid           Rate            Balance           Paid            Rate
                                      -------------     -----------    -----------     -------------     -----------    -----------
Assets
Interest Earning Assets:
Loans                                 $ 191,839,000     $ 2,682,153           5.59%    $ 185,160,000     $ 2,930,353           6.33%
Investment Securities                   180,361,000       2,014,437           4.47%       83,952,000       1,008,701           4.81%
Other interest earning assets             2,880,000           6,507            .90%       14,623,000          41,661           1.14%
                                      -------------     -----------                    -------------     -----------

Total interest earning assets           375,080,000       4,703,097           5.02%      283,735,000       3,980,715           5.61%
                                                        -----------    -----------                       -----------    -----------

Allowance for loan losses                (1,164,000)                                      (1,015,000)
Cash and due from banks                  11,704,000                                        9,203,000
Bank premises and equipment               2,828,000                                        2,672,000
Net unrealized gain on
  securities                                 91,000                                        1,669,000
Other assets                             12,675,000                                        9,525,000
                                      -------------                                    -------------

Total Average Assets                  $ 401,214,000                                    $ 305,789,000
                                      =============                                    =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                      $  54,043,000          52,331            .39%    $  46,847,000          94,741            .81%
Money Market deposits                   111,156,000         384,139           1.38%       76,135,000         225,834           1.19%
Time deposits                            93,833,000         646,172           2.75%      105,268,000         881,121           3.35%
Borrowed funds                           72,056,000         518,275           2.88%       14,256,000         133,535           3.75%
                                      -------------     -----------                    -------------     -----------

Total interest bearing liabilities      331,088,000       1,600,917           1.93%      242,506,000       1,335,231           2.20%
                                                        -----------    -----------                       -----------    -----------

Demand deposits                          47,002,000                                       41,330,000
Other liabilities                           418,000                                          653,000
Shareholders' Equity                     22,706,000                                       21,300,000
                                      -------------                                    -------------

Total liabilities and equity          $ 401,214,000                                    $ 305,789,000
                                      =============                                    =============

Net interest income                                     $ 3,102,180                                      $ 2,645,484
                                                        ===========                                      ===========
Net interest spread                                                           3.09%                                            3.41%
                                                                       ===========                                      ===========
Net interest margin                                                           3.31%                                            3.73%
                                                                       ===========                                      ===========

RATE/VOLUME ANALYSIS

                                                      3/31/04 Compared to 3/31/03
                                                      Increase (Decrease) Due to
                                              -------------------------------------------

                                                 Volume           Rate           Total
                                              -----------     -----------     -----------
Interest earned on:
Loans                                         $   102,790     $  (350,990)    $  (248,200)
Investment securities                           1,081,499         (75,763)      1,005,736
Other interest income                             (27,952)         (7,202)        (35,154)
                                              -----------     -----------     -----------
Total interest earning assets                   1,156,337        (433,955)        722,382
                                              -----------     -----------     -----------

Interest paid on:
Deposits                                          148,850        (267,904)       (119,054)
Borrowed money                                    422,542         (37,802)        384,740
                                              -----------     -----------     -----------
Total interest bearing liabilities                571,392        (305,706)        265,686
                                              -----------     -----------     -----------

Increase (decrease) in net interest income    $   584,945     $  (128,249)    $   456,696
                                              ===========     ===========     ===========

The $456,696 increase in net interest income is due primarily to increases in the volume of earning assets, which exceeded the impact of the increase in interest-bearing liabilities. The increase in net interest income due to volume was $584,945. Decreases in the net yield on earning assets were due to lower rates on assets and liabilities which totaled $128,249.

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

Tax-equivalent net interest income for the first quarter of 2004 totaled $3,102,180, an increase of $456,696 or 17.3% from the first quarter of 2003. Net interest income increased due to increases in the volume of earning assets. Average earning assets for the first quarter of 2004 totaled $375,080,000 and were 32.2% greater than those for the first quarter of 2003. This increase in earning assets, which was part of the leverage strategy associated with the 2003 trust preferred issuance, resulted in an additional $584,945 in net interest income. Offsetting this decrease was a narrower spread and yield margin. The net interest margin declined by 42 basis points from the first quarter of 2003. The yield on earning assets decreased 59 basis points due to new investments in earning assets yielding lower rates due to the low interest rate environment, as well as to variable rate loans and investments repricing at lower rates. Costs for interest bearing liabilities declined by 27 basis points over the same period. The rates paid on savings, NOW and money market deposit accounts and certificates of deposit continued to decrease throughout 2003.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2004 totaled $90,000, which is an increase of $15,000 over provisions for the first quarter of 2003. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. Management's decision to increase the provision is based upon an increased emphasis in commercial lending, as well as its analysis of non-performing loans, their collateral and expectations for a cautious economic recovery in the local market.

During the first quarter of 2004, the Company recorded net charge-offs of $45,030 compared to first quarter 2003 net charge-offs of $87,265. First quarter charge-offs for both years included writedowns and losses related primarily to the consumer loan portfolio, specifically in the indirect dealer loan program which was discounted. The decrease in net charge-offs between years is a result of the overall lower balance of the portfolio.

Noninterest Income

Noninterest income for the first quarter of 2004 totaled $569,666, an increase of $15,013 or 2.7% from the first quarter of 2003. The income from banking service charges and fees increased by $52,486 or 29.3% from the first quarter of 2003. This increase is primarily due to increased fee income from overdraft charges and account maintenance fees as a result of both changes in fee schedules as well as to higher levels of accounts. Offsetting some of the increase was Trust income, which decreased $79,280 from the first quarter of 2003. This decline is due to fewer accounts under estate settlement as well as to a nonrecurring fee rebate paid during the first quarter of 2004. Other noninterest income totaled $149,831, an increase of $41,807 or 38.7% from the first quarter of 2003 due to the $45,138 gain recorded from the sale of OREO property.

Noninterest Expense

First quarter 2004 noninterest expense totaled $2,627,443, increasing 13.1% or $304,712 from the first quarter 2003 expenses of $2,322,731. Of that increase, $235,786 represented increases in salary and benefits expense. This increase is due to additional staffing in the areas of marketing, training, compliance, lending, information technology as well as to the new branch which opened during the first quarter of 2003. The increase in benefits costs was also due to group insurance and pension costs where increases in premium rates and funding requirements, also impacted 2004 expense. During the first quarter of 2003, the Bank opened its seventh branch. Advertising and occupancy expense decreased from the first quarter 2003 due to non-recurring costs relating to the opening of this office. Legal fees increased $24,857 due to increased professional fees generated in connection with new compliance requirements, as well as personnel and other contractual matters. Costs for external computer services increased by $22,769 due to fee rebates taken during 2003.

Other noninterest expenses increased by $51,551, or 17.5% from the first quarter of 2003. This is due to costs for computer software required for new services and technology. Additionally, fees paid for insurance, regulatory assessments, audit and legal collections also increased from first quarter 2003. These increases generally relate to the Company's growth in various areas over the last year as well as to the regulatory environment.

Income Taxes

The first quarter 2004 provision for income taxes totaled $222,741, which is an increase of $85,706 from the first quarter of 2003. The increase in income tax expense is a result of a higher level of taxable income. The Company's effective tax rate for the first quarter of 2004 was 26% compared to that of 20% for the first quarter of 2003. The increase in the effective tax rate is due to a proportionately lower non-taxable income from both State and Municipal investments as well as that from bank owned life insurance.

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

As of March 31, 2004, the Company had $46,715,460 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At March 31, 2004, total shareholders' equity was $23,165,019 compared to $22,282,931 at December 31, 2003. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of March 31, 2004:

                                           Minimum
                                        Regulatory
                                    Capital Levels      The Company     The Bank
                                    --------------      -----------     --------
TIER 1:
  Leverage capital ratio                        4%            7.42%        6.73%

  Risk-based capital ratio                      4%           14.43%       13.10%

  Total risk-based capital ratio                8%           15.01%       13.68%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at March 31, 2004. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At March 31, 2004, the allowance for loan losses was equivalent to 109% of total non-performing assets as compared with 67% of total non-performing assets at December 31, 2003. Favorably impacting this ratio was the sale of OREO property totaling $300,000 during the first quarter of 2004. Additionally, the level of nonperforming loans declined due to the positive resolutions of nonaccrual commercial and residential mortgage loans. The ratio of the allowance for loan losses to total loans at March 31, 2004 was .62% as compared to .60% as of December 31, 2003. The underlying collateral values of loans in the portfolio as well as a focus on commercial lending support this level of reserve.

Changes in the allowance for loan losses for the periods ended March 31, 2004 and 2003 are as shown below:

For the three months ended March 31,                  2004              2003
                                                   -----------      -----------

Balance at beginning of the year                   $ 1,149,454      $ 1,011,052
Provision for loan losses                               90,000           75,000
Loans charged off                                      (56,313)        (114,202)
Recoveries of loans previously charged off              11,283           26,937
                                                   -----------      -----------

Balance at end of period                           $ 1,194,424      $   998,787
                                                   ===========      ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of March 31, 2004 and December 31, 2003.

                                              March 31, 2004   December 31, 2003
                                              --------------   -----------------

Nonaccrual loans                                $1,100,747         $1,424,097

Other real estate owned                                 --            300,000
                                                ----------         ----------

Total nonperforming assets                      $1,100,747         $1,724,097
                                                ==========         ==========

Loans past due in excess of 90 days and
  accruing interest                             $    3,095         $       --
                                                ==========         ==========

Potential Problem Loans

As of March 31, 2004, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At March 31, 2004, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2003.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities - Not applicable

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

10.54 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joelene E. Smith and the Bank dated December 22, 2003. Exhibit is incorporated by reference to Exhibit 10.54 set forth in the Company's 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

10.55 Early Retirement Agreement between Philip G. Samponaro and The First National Bank of Litchfield dated January 26, 2004. Exhibit is incorporated by reference to Exhibit 10.55 set forth in the Company's 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

21.         List of Subsidiaries of First Litchfield Financial Corporation.
            Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

31.1        Certification of Chief Executive Officer of the Company.

31.2        Certification of Chief Financial Officer of the Company.

32.0 Certification of Chief Executive Officer and the Chief Financial Officer of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

B. Reports on Form 8-K. The Company filed a Report on Form 8-K on February 26, 2004 to report that on February 26,2004 Bernice D. Fuessenich announced her retirement from the Board of Directors effective February 26,2004. Also, on February 26, 2004, the Company's Board of Directors declared a cash dividend of $.12 per share to be paid on April 26, 2004 to shareholders of record as of March 10, 2004.

            The Company filed a Report on Form 8-K on March 5, 2004 to report the Company's financial results for the year ended December 31, 2003.

            The Company filed a Report on Form 8-K on March 25, 2004 to report that on March 25, 2004 the Board of Directors elected Kathleen A. Kelley of Middlebury, CT. to the Board of Directors of the Company and its subsidiary, The First National Bank of Litchfield, to fill the vacancy created by the resignation of Ms. Bernice D. Fuessenich.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2004                     FIRST LITCHFIELD FINANCIAL
                                        CORPORATION


                                        By:  /s/ Joseph J. Greco
                                            ------------------------------------
                                            Joseph J. Greco, President and
                                            Chief Executive Officer


Dated: May 12, 2004                     By:  /s/ Carroll A. Pereira
                                            ------------------------------------
                                            Carroll A. Pereira,
                                            Principal Accounting Officer