Form 10QSB
period 2004-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2004-08-13
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

For the quarterly period ended: June 30, 2004

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

      Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,924,653 shares of Common Stock, par value $.01 per share, were outstanding at July 23, 2004.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                             Page
                                                                                             ----
Part I - Consolidated Financial Information

        Item 1 - Financial Statements

              Consolidated Balance Sheets - June 30, 2004 (unaudited) and
                  December 31, 2003 .......................................................    2

              Consolidated Statements of Income - Three months and
                  six months ended June 30, 2004 and 2003 (unaudited) .....................    3

              Consolidated Statements of Comprehensive Income - Three months and
                  six months ended June 30, 2004 and 2003 (unaudited) .....................    4

              Consolidated Statements of Cash Flows - Six months
                 ended June 30, 2004 and 2003 (unaudited) .................................    5

              Notes to Consolidated Financial Statements ..................................    6

        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................................    11

        Item 3 - Controls and Procedures ..................................................    24

Part II - Other Information

        Item 1 - Legal Proceedings ........................................................    24

        Item 2 - Changes in Securities and Small Business Issuer
            Purchases of Equity Securities ................................................    24

        Item 3 - Defaults Upon Senior Securities ..........................................    24

        Item 4 - Submission of Matters to a Vote of Security Holders ......................    24

        Item 5 - Other Information  .......................................................    26

        Item 6 - Exhibits and Reports on Form 8-K .........................................    26

Signatures.................................................................................    33

                   Part I. Consolidated Financial Information
                          Item 1. FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,           December 31,
                                                                                      2004                 2003
                                                                                  -------------       -------------
                                                                                   (Unaudited)
ASSETS
    Cash and due from banks                                                       $  14,394,653       $  12,702,308
                                                                                  -------------       -------------
                                              CASH AND CASH EQUIVALENTS              14,394,653          12,702,308
                                                                                  -------------       -------------
   Securities:
     Available for sale securities, at fair value                                   199,822,620         171,047,150
     Held to maturity securities (fair value $97,705-2004 and $119,021-2003)             96,991             117,806
                                                                                  -------------       -------------
                                                       TOTAL SECURITIES             199,919,611         171,164,956
                                                                                  -------------       -------------

   Federal Home Loan Bank stock, at cost                                              3,020,700           2,389,800
   Federal Reserve Bank stock, at cost                                                  225,850             225,850
   Other restricted stock, at cost                                                       50,000              50,000

   Loans Receivable, Net of Allowance for loan losses of
                 $1,284,518 -2004, $1,149,454-2003
                                                              NET LOANS             198,581,935         190,579,182

   Premises and equipment, net                                                        2,873,530           2,788,227
   Foreclosed real estate                                                                    --             300,000
   Deferred income taxes                                                              1,932,918             402,542
   Accrued interest receivable                                                        2,153,062           1,994,544
   Cash surrender value of insurance                                                  8,444,656           8,285,770
   Other assets                                                                       2,930,046           2,888,018
                                                                                  -------------       -------------

                                                           TOTAL ASSETS           $ 434,526,961       $ 393,771,197
                                                                                  =============       =============

LIABILITIES
   Deposits:
     Noninterest bearing                                                          $  58,436,466       $  49,239,404
     Interest bearing                                                               254,407,993         254,317,083
                                                                                  -------------       -------------
                                                         TOTAL DEPOSITS             312,844,459         303,556,487
                                                                                  -------------       -------------

   Federal Home Loan Bank advances                                                   38,948,000          35,200,000
   Securities sold under agreements to repurchase                                    52,900,000          24,000,000
   Subordinated debt                                                                  7,011,000           7,011,000
   Accrued expenses and other liabilities                                             2,004,318           1,720,779
                                                                                  -------------       -------------
                                                      TOTAL LIABILITIES             413,707,777         371,488,266
                                                                                  -------------       -------------
   Commitments & Contingencies                                                               --                  --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2004 - Issued - 2,024,831 shares, outstanding - 1,924,653 shares
     2003 - Issued - 1,997,395 shares, outstanding - 1,897,217 shares                    20,248              19,974
   Capital surplus                                                                   17,071,886          16,719,130
   Retained earnings                                                                  7,509,231           6,355,277
   Less: Treasury stock at cost- 100,178 shares                                        (701,061)           (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                                 (3,081,120)           (110,389)
                                                                                  -------------       -------------
                                             TOTAL SHAREHOLDERS' EQUITY              20,819,184          22,282,931
                                                                                  -------------       -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 434,526,961       $ 393,771,197
                                                                                  =============       =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                        2004             2003             2004            2003
                                                     ----------      -----------       ----------      ----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                        $2,691,723      $ 2,765,062       $5,373,315      $5,694,683

   Interest and dividends on securities:
      Mortgage-backed                                 1,320,880          613,839        2,470,857       1,215,465
      US Treasury and other                             640,879          332,459        1,232,264         420,465
      State & municipal securities                      178,152          197,920          339,947         395,902
      Corporate & other bonds                            33,233           32,871           66,467          50,059
   Other interest income                                  4,071           14,659           10,578          56,320
                                                     ----------      -----------       ----------      ----------
                          TOTAL INTEREST INCOME       4,868,938        3,956,810        9,493,428       7,832,894
                                                     ----------      -----------       ----------      ----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                            32,333           97,893           84,664         192,634
      Money market                                      326,148          350,576          710,287         576,410
      Time certificates of deposit in
          denominations $100,000 or more                165,178          195,373          342,259         433,005
      Other time certificates of deposit                435,615          555,307          904,706       1,198,796
                                                     ----------      -----------       ----------      ----------
                     TOTAL INTEREST ON DEPOSITS         959,274        1,199,149        2,041,916       2,400,845
   Interest on Federal Home Loan Bank advances          222,945           63,846          430,023         123,213
   Interest on repurchase agreements                    333,478           70,977          571,346         145,145
   Interest on subordinated debt                         73,793            3,241          147,122           3,241
                                                     ----------      -----------       ----------      ----------
                         TOTAL INTEREST EXPENSE       1,589,490        1,337,213        3,190,407       2,672,444
                                                     ----------      -----------       ----------      ----------
                            NET INTEREST INCOME       3,279,448        2,619,597        6,303,021       5,160,450
PROVISION FOR LOAN LOSSES                                90,000           75,000          180,000         150,000
                                                     ----------      -----------       ----------      ----------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES       3,189,448        2,544,597        6,123,021       5,010,450
                                                     ----------      -----------       ----------      ----------
NONINTEREST INCOME
   Banking service charges and fees                     242,827          207,101          474,442         386,230
   Trust                                                261,701          267,500          449,921         535,000
   Gains on the sales of available for sale
    securities                                               --          196,030               --         196,030
   Other                                                129,930          106,616          279,761         214,640
                                                     ----------      -----------       ----------      ----------
                       TOTAL NONINTEREST INCOME         634,458          777,247        1,204,124       1,331,900
                                                     ----------      -----------       ----------      ----------
NONINTEREST EXPENSE
   Salaries                                           1,040,098          968,705        2,115,197       1,893,507
   Employee benefits                                    322,898          259,326          688,593         552,849
   Net occupancy                                        161,614          181,433          341,124         388,721
   Equipment                                             90,962          108,954          185,259         199,168
   Legal fees                                            45,972           44,379           97,251          70,801
   Directors fees                                        31,895           31,750           71,455          47,293
   Computer services                                    204,301          144,431          417,569         334,930
   Supplies                                              42,951           57,718           86,863         109,477
   Commissions, services and fees                        52,697           82,605          121,810         127,333
   Postage                                               34,315           36,956           73,249          79,758
   Advertising                                           78,307           66,328          177,522         199,572
   OREO & non-performing loan expenses-net                  357           (1,162)           6,618           5,397
   Other                                                380,070          351,996          731,370         647,344
                                                     ----------      -----------       ----------      ----------
                     TOTAL NONINTEREST EXPENSES       2,486,437        2,333,419        5,113,880       4,656,150
                                                     ----------      -----------       ----------      ----------
                     INCOME BEFORE INCOME TAXES       1,337,469          988,425        2,213,265       1,686,200
PROVISION FOR INCOME TAXES                              374,626          239,420          597,367         376,455
                                                     ----------      -----------       ----------      ----------
                                     NET INCOME      $  962,843      $   749,005       $1,615,898      $1,309,745
                                                     ==========      ===========       ==========      ==========
INCOME PER SHARE
                     BASIC NET INCOME PER SHARE      $     0.50      $      0.40       $     0.84      $     0.70
                                                     ==========      ===========       ==========      ==========
                   DILUTED NET INCOME PER SHARE      $     0.49      $      0.39       $     0.83      $     0.69
                                                     ==========      ===========       ==========      ==========

   Dividends Per Share                               $     0.12      $      0.10       $     0.24      $     0.20
                                                     ==========      ===========       ==========      ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

Three months ended June 30,                                                              2004             2003
                                                                                      -----------       ----------
Net income                                                                            $   962,843       $  749,005
Unrealized holding (losses) gains on securities:
       Unrealized holding (losses) gains arising during the period, net of taxes       (3,268,788)         201,322
                                                                                      -----------       ----------

Comprehensive (loss) income                                                           $(2,305,945)      $  950,327
                                                                                      ===========       ==========

Six months ended June 30,                                                                2004             2003
                                                                                      -----------       ----------
Net income                                                                            $ 1,615,898       $1,309,745
Unrealized holding (losses) gains on securities:
       Unrealized holding (losses) gains arising during the period, net of taxes       (2,970,731)         896,682
                                                                                      -----------       ----------

Comprehensive (loss) income                                                           $(1,354,833)      $2,206,427
                                                                                      ===========       ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              2004               2003
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  1,615,898       $  1,309,745
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                        109,657            161,706
       Provision for loan losses                                               180,000            150,000
       Depreciation and amortization                                           177,170            147,244
       Gains on sale of available for sale securities                               --           (196,030)
       Loans originated for sale                                                    --         (6,756,907)
       Proceeds from sales of loans held for sale                                   --          5,690,750
       Loss on the sale of repossessed assets                                       --                400
       Gain on disposals of bank premises and equipment                            817                335
       Gain from the sale of foreclosed real estate                            (45,138)                --
       Increase in accrued interest receivable                                (158,518)          (265,555)
       Increase in other assets                                             (1,572,404)          (714,043)
       Increase in cash surrender value of insurance                          (158,886)          (172,071)
       Decrease in deferred loan origination costs                             137,544            175,349
       Increase (decrease) in accrued expenses and other liabilities         1,809,630           (241,134)
                                                                          ------------       ------------

           Net cash  provided by (used in) operating activities              2,095,770           (710,211)
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale mortgage-backed securities:
       Proceeds from maturities and principal payments                      10,861,479         14,013,012
       Purchases                                                           (32,550,847)       (29,344,870)
       Proceeds from sales                                                          --          6,185,417
Available for sale US Treasury and other investment securities:
       Proceeds from maturity                                               14,818,454          4,973,809
       Purchases                                                           (22,920,500)       (38,770,578)

Available for sale State & municipal and other bonds
       Purchases                                                            (3,594,873)        (3,022,500)
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                          20,867             34,891
Purchase of Federal Home Loan Bank stock                                      (630,900)                --
Net (increase) decrease in loans                                            (8,365,435)         6,585,722
Investment in First Litchfield Statutory Trust                                      --           (211,000)
Proceeds from the sale of repossessed assets                                        --             13,000
Purchase of bank premises and equipment                                       (263,390)          (378,859)
Proceeds from sale of foreclosed real estate                                   345,138                 --
Proceeds from sale of bank premises and equipment                                  100                200
Proceeds from sale of foreclosed real estate                                    45,138                 --
                                                                          ------------       ------------

       Net cash used in investing activities                               (42,234,769)       (39,921,756)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and
  demand deposits                                                           14,406,518         31,784,860
Net decrease in certificates of deposit                                     (5,118,546)       (12,407,133)
Net increase in short term Federal Home Loan Bank advances                   3,748,000          3,500,000
Repayments on Federal Home Loan Bank advances                                       --         (1,000,000)
Net increase in securities sold under agreements to repurchase              28,900,000                 --
Proceeds from the issuance of subordinated
debt                                                                                --          7,011,000
Debt issuance costs                                                                 --           (204,000)
Proceeds from the exercise of stock options                                    353,030            261,388
Dividends paid on common stock                                                (457,658)          (355,958)
                                                                          ------------       ------------

       Net cash provided by financing activities                            41,831,344         28,590,157
                                                                          ------------       ------------

       Net (decrease) increase in cash and cash equivalents                  1,692,345        (12,041,810)

CASH AND CASH EQUIVALENTS, at beginning of period                           12,702,308         23,763,736
                                                                          ------------       ------------

CASH AND CASH EQUIVALENTS, at end of period                               $ 14,394,653       $ 11,721,926
                                                                          ============       ============
SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest on deposits and borrowings                                $  3,094,669       $  2,756,726
                                                                          ============       ============
       Income taxes                                                       $    300,900       $    750,750
                                                                          ============       ============
Non-cash investing and financing activities:
       Receivable for matured investment security                         $         --       $  2,140,795
                                                                          ============       ============
       Due to broker for securities purchases                             $         --       $ 20,194,375
                                                                          ============       ============
       Transfer of loans to repossessed assets                            $         --       $     32,660
                                                                          ============       ============
       Accrued dividends declared                                         $    461,944       $    358,075
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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

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

      The following is information about the computation of net income per share for the three and six month periods ended June 30, 2004 and 2003. The 2003 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                                           Three Months Ended
                                                                              June 30, 2004
                                                          -----------------------------------------------------
                                                             Net                                      Per Share
                                                           Income                Shares                 Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders             $962,843             1,919,525               $   .50
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                24,007

    Diluted Net Income Per Share
      Income available to common shareholders             --------             ---------
      plus assumed conversions                            $962,843             1,943,532               $   .49
                                                          ========             =========               =======

                                                                           Three Months Ended
                                                                              June 30, 2003
                                                          -----------------------------------------------------
                                                             Net                                      Per Share
                                                           Income                Shares                 Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders             $749,005             1,880,355               $   .40
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                33,554

    Diluted Net Income Per Share
      Income available to common shareholders             --------             ---------
      plus assumed conversions                            $749,005             1,913,909               $   .39
                                                          ========             =========               =======

                                                                           Six Months Ended
                                                                             June 30, 2004
                                                          -----------------------------------------------------
                                                             Net                                      Per Share
                                                           Income                Shares                 Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders             $1,615,898           1,913,847               $   .84
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                         --              26,923

    Diluted Net Income Per Share
      Income available to common shareholders             ----------           ---------
      plus assumed conversions                            $1,615,898           1,940,770               $   .83
                                                          ==========           =========               =======

                                                                             June 30, 2003
                                                          -----------------------------------------------------
                                                             Net                                      Per Share
                                                           Income                Shares                 Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders             $1,309,745           1,874,902               $   .70
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                         --              34,774

    Diluted Net Income Per Share
      Income available to common shareholders             ----------           ---------
      plus assumed conversions                            $1,309,745           1,909,676               $   .69
                                                          ==========           =========               =======

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                         Three Months Ended
                                                                                            June 30, 2004
                                                                            ---------------------------------------------
                                                                            Before-Tax                         Net-of-Tax
                                                                               Amount           Taxes            Amount
                                                                            -----------       ----------      -----------
Unrealized holding losses arising during the period                         $(4,952,709)      $1,683,921      $(3,268,788)
Less: reclassification adjustment for amounts recognized in net income               --               --               --
                                                                            -----------       ----------      -----------

Unrealized holding loss on available for sale securities, net of taxes      $(4,952,709)      $1,683,921      $(3,268,788)
                                                                            ===========       ==========      ===========

                                                                                          Three Months Ended
                                                                                             June 30, 2003
                                                                            -----------------------------------------------
                                                                            Before-Tax                           Net-of-Tax
                                                                               Amount            Taxes             Amount
                                                                            -----------       -----------       -----------
Unrealized holding gains arising during the period                          $   501,063       $  (170,361)      $   330,702
Less: reclassification adjustment for amounts recognized in net income         (196,030)           66,650          (129,380)
                                                                            -----------       -----------       -----------

Unrealized holding gain on available for sale securities, net of taxes      $   305,033       $  (103,711)      $   201,322
                                                                            ===========       ===========       ===========

                                                                                           Six Months Ended
                                                                                             June 30, 2004
                                                                            -----------------------------------------------
                                                                            Before-Tax                           Net-of-Tax
                                                                               Amount            Taxes             Amount
                                                                            -----------       -----------       -----------
Unrealized holding losses arising during the period                         $(4,501,107)      $ 1,530,376       $(2,970,731)
Less: reclassification adjustment for amounts recognized in net income               --                --                --
                                                                            -----------       -----------       -----------

Unrealized holding loss on available for sale securities, net of taxes      $(4,501,107)      $ 1,530,376       $(2,970,731)
                                                                            ===========       ===========       ===========

                                                                                             June 30, 2003
                                                                            -----------------------------------------------
                                                                            Before-Tax                           Net-of-Tax
                                                                               Amount            Taxes             Amount
                                                                            -----------       -----------       -----------
Unrealized holding gains arising during the period                          $ 1,554,639       $  (528,577)      $ 1,026,062
Less: reclassification adjustment for amounts recognized in net income         (196,030)           66,650          (129,380)
                                                                            -----------       -----------       -----------

Unrealized holding gain on available for sale securities, net of taxes      $ 1,358,609       $  (461,927)      $   896,682
                                                                            ===========       ===========       ===========

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

      Components of net periodic benefit cost for the three months ended June
      30:

                                                2004           2003
                                              --------       --------
      Service cost                            $ 64,889       $ 51,287
      Interest cost                             48,050         46,291
      Expected return on plan assets           (56,573)       (56,252)
      Amortization of prior service cost            --         (6,809)
      Amortization of unrealized loss           11,009          3,085
                                              --------       --------
      Net periodic benefit cost               $ 67,375       $ 37,602
                                              ========       ========

      Components of net periodic benefit cost for the six months ended June 30:

                                                 2004            2003
                                              ---------       ---------
      Service cost                            $ 129,778       $ 102,574
      Interest cost                              96,100          92,582
      Expected return on plan assets           (113,146)       (112,504)
      Amortization of prior service cost             --         (13,618)
      Amortization of unrealized loss            22,018           6,170
                                              ---------       ---------
      Net periodic benefit cost               $ 134,750       $  75,204
                                              =========       =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of June 30, 2004 are as follows:

                            due overnight       8,448,000 @ 1.80%
                            due 10/1/04         5,000,000 @ 1.45%
                            due 8/29/05         2,500,000 @ 2.40%
                            due 8/29/05         2,500,000 @ 2.48%
                            due 12/8/05         2,000,000 @ 2.36%
                            due 7/18/06         4,500,000 @ 2.33%
                            due 7/16/07         4,500,000 @ 2.59%
                            due 8/27/07         5,000,000 @ 3.76%
                            due 7/18/08         4,500,000 @ 3.27%
                                              -----------
                               Total          $38,948,000
                                              ===========

      As of June 30, 2004, the Bank had borrowings under repurchase agreements totaling $52,900,000. This amount includes borrowings:

                            due 12/24/04         7,000,000 @ 1.55%
                            due  1/28/05         4,000,000 @ 4.50%
                            due  1/31/05         5,000,000 @ 1.44%
                            due  4/26/05         4,700,000 @ 1.81%
                            due  1/30/06         3,000,000 @ 2.10%
                            due  2/19/07        10,000,000 @ 2.74%
                            due  2/25/07         4,650,000 @ 2.40%
                            due  7/28/08         5,000,000 @ 3.25%
                            due  7/31/08         5,000,000 @ 3.27%
                            due  2/25/09         4,550,000 @ 3.20%
                                               -----------
                               Total           $52,900,000
                                               ===========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                For the three months ended June 30,
                                                                  2004                       2003
                                                          -------------------        -------------------
Provision for income taxes at statutory Federal rate      $ 454,739        34%       $ 336,064        34%
Increase (decrease) resulting from:
   Tax exempt income                                        (87,915)       (7)        (101,300)      (11)
   Nondeductible interest expense                             3,747        --            4,654         1
   Other                                                      4,055         1                2        --
                                                          ---------       ---        ---------       ---
Provision for income taxes                                $ 374,626        28%       $ 239,420        24%
                                                          =========       ===        =========       ===

                                                                For the six months ended June 30,
                                                                  2004                      2003
                                                          -------------------        -------------------
Provision for income taxes at statutory Federal rate      $ 752,510        34%       $ 573,308        34%
Increase (decrease) resulting from:
   Tax exempt income                                       (170,411)       (8)        (206,414)      (13)
   Nondeductible interest expense                             7,351        --            9,561         1
   Other                                                      7,917         1               --        --
                                                          ---------       ---        ---------       ---
Provision for income taxes                                $ 597,367        27%       $ 376,455        22%
                                                          =========       ===        =========       ===

8. A summary of the Bank's securities portfolio as of June 30, 2004 and December 31, 2003 is as follows. Available for sale securities are shown at fair value, held to maturity securities are shown at amortized cost.

                                                                       2004              2003
                                                                   ------------      ------------
    Available For Sale securities:
       U.S. Treasury securities                                    $  5,037,500      $  5,118,434
       U.S. Government Agency securities                             53,359,310        45,852,778
       Mortgage-Backed securities                                   121,123,097       102,894,176
       State and Municipal obligations                               17,317,713        14,166,762
       Corporate and other bonds                                      2,985,000         3,015,000
                                                                   ------------      ------------
                          Total Available For Sale securities       199,822,620       171,047,150
    Held To Maturity securities:
       Mortgage-Backed securities                                        96,991           117,806
                                                                   ------------      ------------
                          Total Held To Maturity securities              96,991           117,806
                                                                   ------------      ------------

                                      TOTAL SECURITIES             $199,919,611      $171,164,956
                                                                   ============      ============

      At June 30, 2004, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $671,121 and $5,339,485 respectively. Of the securities with unrealized losses, there were fifteen securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $2,123,942 at June 30, 2004. Management does not believe that any of the unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government and U. S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan portfolio at June 30, 2004 and December 31, 2003 is as follows:

                                                            2004                2003
                                                       -------------       -------------
      Real estate--residential mortgage                $ 136,531,442       $ 126,316,716
      Real estate--commercial mortgage                    27,480,107          27,021,687
      Real estate--construction                            8,885,011           9,228,077
      Commercial                                          19,429,427          20,754,459
      Installment                                          7,269,987           8,056,658
      Other                                                  142,996              86,012
                                                       -------------       -------------
                       TOTAL LOANS                       199,738,970         191,463,609
      Net deferred loan origination costs                    127,483             265,027
      Allowance for loan losses                           (1,284,518)         (1,149,454)
                                                       -------------       -------------
                       NET LOANS                       $ 198,581,935       $ 190,579,182
                                                       =============       =============

10. A summary of the Bank's deposits at June 30, 2004 and December 31, 2003 is as follows:

                                                            2004                2003
                                                       -------------       -------------
         Noninterest bearing:
             Demand                                    $  58,436,466       $  49,239,404
                                                       -------------       -------------
         Interest bearing:
             Savings                                      61,884,870          54,616,381
             Money market                                101,474,528         103,737,680
             Time certificates of deposit in
               denominations of $100,000 or more          27,750,274          28,723,917
             Other time certificates of deposit           63,298,321          67,239,105
                                                       -------------       -------------
                  Total Interest bearing deposits        254,407,993         254,317,083
                                                       -------------       -------------
                       TOTAL DEPOSITS                  $ 312,844,459       $ 303,556,487
                                                       =============       =============

11. Pursuant to FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," issued in December 2003, the Company deconsolidated First Litchfield Statutory Trust I, (the "Trust"), of which the Company owns 100% of the Trust's common securities, on June 30, 2003. As a result, the Statement of Cash Flows for the six months ended June 30, 2003, which previously presented the issuance of trust-preferred securities of $6,800,000, has been restated to separately present the issuance of $7,011,000 of subordinated debentures by the Company, and the Company's $211,000 investment in the Trust.

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

As of June 30, 2004, the Company had total assets of $434,526,961 which was an increase of approximately $40.8 million or 10.4% from year-end 2003 total assets of $393,771,197. The increase in earning assets resulted from increases in the securities and loan portfolios. This growth was funded primarily by increases in deposits and borrowings through repurchase agreements.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of June 30, 2004 were $434,526,961, an increase of 10.4% or $40,755,764 from year-end 2003 assets of $393,771,197. Increases were in the securities and loan portfolios. Total securities were $199,919,611, an increase of $28,754,655 or 16.8% from the 2003 year end balance of $171,164,956. Net loans increased by $8,002,753, or 4.2% due to increases in the residential mortgage portfolio.

For the first six months of 2004, net purchases of securities totaled $59.1 million. These purchases were comprised of United States Government agency bonds, mortgage-backed and state and municipal securities. Management believes that these purchases effectively utilize the earning asset capacity of the Company's funding sources while considering liquidity, asset/liability and credit risk goals.

Net loans totaled $198,581,935 as of June 30, 2004, which was an increase of $8.0 million or 4.2% from the year-end 2003 balance. Residential mortgage loans increased by $10,214,726 or 8.1%. This increase is attributed to be the Bank's competitively priced mortgage products, particularly those with fixed rate terms. The installment loan portfolio decreased by $786,671 over the first six months of the year. This decline is due to amortizations in the portfolio which are not being replenished due to the decision to discontinue indirect dealer financing which comprise the majority of these loans. The commercial loan portfolio declined by $1,325,032 during the first six months of 2004. Although the focus remains to expand the commercial lending presence in its markets, there is extreme price competition for commercial loans with high credit quality.

As of June 30, 2004, cash and cash equivalents totaled $14,394,653, which is an increase of $1,692,345 from the December 31, 2003 balance. This increase was reflective of cash letter activity at the end of the quarter.

Federal Home Loan Bank stock totaled $3,020,700, which was an increase of $630,900 or 26.4% over the December 31, 2003 balance. This increase is due to capital structure changes implemented during the second quarter by the Federal Home Loan Bank of Boston, (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products.

Bank-owned life insurance totaled $8,444,656 as of June 30, 2004. This balance has increased by $158,886 since year-end 2003 due to increases in the cash surrender value of the policies. These policies were purchased during previous years in conjunction with funding long-term incentive plans for executive officers and directors..

Deferred tax assets totaled $1,932,918 as of June 30, 2004 which is an increase of $1,530,376 over the December 31, 2003 balance. This increase is due to deferred taxes associated with the unrealized loss on available for sale securities.

Total liabilities were $413,707,777 as of June 30, 2004, which is an increase of $42,219,511 or 11.4% from December 31, 2003. Deposits totaled $312,844,459, which is an increase of $9,287,972 from year-end 2003. Demand deposits increased by $9,197,062 or 18.7% due primarily to growth in business and personal checking accounts as well as to seasonal increases typically arising from tax deposits. Total interest bearing deposits totaled $254,407,993 which was essentially the same as the year-end 2003 level of $254,317,083. However during the first six months of 2004, the mix of interest bearing deposits shifted away from money market and time certificates of deposit to savings deposits. Specifically, savings accounts totaled $61,884,870 as of June 30, 2004 which was an increase of $7,268,489 or 13.3% over the year-end 2003 balance of $54,616,381. Money market deposits totaled $101,474,528 which was a decrease of $2,263,152 from the year-end 2003 balance. Certificates of deposit, both those over and less than $100,000 in denomination totaled $91,048,595, decreasing by $4,914,427 or 5.1%. Management views the shift in the interest bearing deposit mix to be reflective of the consumer's preference for liquidity due to the low interest rate environment and their expectations of higher rates in the near future.

During the first six months of 2004, Management obtained additional funding through repurchase agreements totaling $28,900,000. These borrowings were made to lock in funding at low rates, as well as to leverage earning assets. As of June 30, 2004, overnight Federal Home Loan Bank borrowings totaled $8,448,000 compared to $4,700,000 at December 31, 2003. The increase in these borrowings was due to temporary liquidity needs at the end of the quarter related to deposit and loan activity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

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

Net income for the second calendar quarter of 2004 totaled $962,843, which is an increase of $213,838 or 28.5% from second quarter 2003 earnings of $749,005. Quarterly basic and diluted net income per share for 2004 were $.50 and $.49 per share, respectively, compared to $.40 per basic and $.39 per diluted share for the same period in 2003.

Net Interest Income

Net interest income is comprised of the following for the three months ended June 30,

                                                    2004              2003
                                                -----------       -----------

Interest and dividend income                    $ 4,868,938       $ 3,956,810
Tax-equivalent adjustments                           86,602           105,190
Interest expense                                 (1,589,490)       (1,337,213)
                                                -----------       -----------

Net interest income (tax equivalent basis)      $ 3,366,050       $ 2,724,787
                                                ===========       ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended June 30, 2004 and 2003. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                              Three months ended June 30, 2004                Three months ended June 30, 2003
                                          -----------------------------------------       -----------------------------------------
                                                            Interest                                         Interest
                                            Average          Earned/        Yield/           Average          Earned/        Yield/
                                            Balance           Paid           Rate            Balance           Paid           Rate
                                          ------------    ------------     --------       ------------     ------------     -------
Assets
Interest Earning Assets:
Loans                                     $196,759,000    $  2,692,197         5.47%      $182,046,000     $  2,765,896        6.08%
Investment Securities                      204,001,000       2,259,272         4.43%       110,845,000        1,281,445        4.62%
Other interest earning assets                1,358,000           4,071         1.20%         4,604,000           14,659        1.27%
                                          ------------    ------------                    ------------     ------------
Total interest earning assets              402,118,000       4,955,540         4.93%       297,495,000        4,062,000        5.46%
                                                          ------------     --------                        ------------     -------

Allowance for loan losses                   (1,232,000)                                     (1,019,000)
Cash and due from banks                     12,500,000                                      10,421,000
Bank premises and equipment                  2,841,000                                       2,808,000
Net unrealized gain/loss on
  securities                                (2,525,000)                                      2,497,000
Foreclosed real estate                              --                                         300,000
Other assets                                14,217,000                                       9,029,000
                                          ------------                                    ------------

Total Average Assets                      $427,919,000                                    $321,531,000
                                          ============                                    ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                          $ 57,403,000          32,333         0.23%      $ 47,791,000           97,893        0.82%
Money Market deposits                      106,207,000         326,148         1.23%        91,745,000          350,576        1.53%
Time deposits                               92,057,000         600,793         2.61%        98,180,000          750,680        3.06%
Borrowed funds                              95,018,000         630,216         2.65%        15,596,000          138,064        3.54%
                                          ------------    ------------                    ------------     ------------
Total interest bearing liabilities         350,685,000       1,589,490         1.81%       253,312,000        1,337,213        2.11%
                                                          ------------     --------                        ------------     -------

Demand deposits                             54,103,000                                      45,460,000
Other liabilities                            1,482,000                                         485,000
Shareholders' Equity                        21,649,000                                      22,274,000
                                          ------------                                    ------------

Total liabilities and equity              $427,919,000                                    $321,531,000
                                          ============                                    ============

Net interest income                                       $  3,366,050                                     $  2,724,787
                                                          ============                                     ============
Net interest spread                                                            3.12%                                           3.35%
Net interest margin                                                            3.35%                                           3.66%

RATE/VOLUME ANALYSIS

                                                             Three months ended
                                                        6/30/04 Compared to 6/30/03
                                                         Increase (Decrease) Due to
                                                -------------------------------------------
                                                  Volume            Rate            Total
                                                -----------       ---------       ---------
Interest earned on:
Loans                                           $   213,574       ($287,273)      ($ 73,699)
Investment securities                             1,033,841         (56,014)        977,827
Other interest income                                (9,778)           (810)        (10,588)
                                                -----------       ---------       ---------
Total interest earning assets                     1,237,637        (344,097)        893,540
                                                -----------       ---------       ---------

Interest paid on:
Deposits                                             85,272        (325,147)       (239,875)
Borrowed money                                      535,049         (42,897)        492,152
                                                -----------       ---------       ---------
Total interest bearing liabilities                  620,321        (368,044)        252,277
                                                -----------       ---------       ---------

Increase (decrease) in net interest income      $   617,316       $  23,947       $ 641,263
                                                ===========       =========       =========

Of the $641,263 increase in the net interest income, $617,316 resulted primarily from income attributable to the higher volume of earning assets and interest bearing liabilities. The continued low interest rate environment enabled the Bank to decrease its cost of interest bearing liabilities more than the decrease in interest earning assets. This reduction in rates resulted in increased net interest income of $23,947 for the second quarter.

Tax-equivalent net interest income for the second quarter of 2004 increased $641,263 or 23.5% from the second quarter of 2003. The increase in net interest income is due to the net effect of higher levels of earning assets and interest bearing liabilities. Average earning assets for the second quarter of 2004 totaled $402 million, an increase of 35.2% from the second quarter of 2003. Additional tax equivalent interest income attributed to growth of earning assets totaled $1,237,637, resulting from growth in both the loan and securities portfolios. The funding of this growth was primarily by borrowed money as well as from savings and demand deposits. This funding increased interest expense by $620,321. The net interest margin for the second quarter of 2004 was 3.35%, a decrease of 31 basis points from the second quarter of 2003. The decline in the net interest margin, although aided by the reduced cost of funding liabilities, is mostly attributable to the mix of both earning asset growth as well as to the funding of that growth. Specifically, growth in earning assets has primarily been in the securities portfolio which typically earns a lower yield than comparable growth in the loan portfolio. Similarly, the funding of the asset growth has been mostly with borrowed money, which is at a cost typically higher than those for deposits. Although this strategy has resulted in an increase in interest income, the reduced yield on the additional earning assets resulted in the overall decline in the net interest margin.

Provisions for Loan Losses

Provisions for loan losses for the second quarter of 2004 totaled $90,000, which is an increase of $15,000 over the provision for the second quarter of 2003. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. An increased focus in commercial lending, growth within the overall portfolio and, the expectations for a cautious economic recovery, were the reasons for the increase in the provision.

During the second quarter of 2004, the Company recorded net recoveries of $94 compared to net charge-offs of $34,492 for the same period in 2003. For the second quarter of 2004 total charge-offs were $10,453 and total recoveries were $10,547. In both years, recovery and charge-off activity continues to be associated with the discontinued indirect dealer loan program.

Noninterest Income

Noninterest income for the second quarter of 2004 totaled $634,458, a decrease of $142,789 or 18.4% from the $777,247 earned for the second quarter of 2003. Second quarter 2003 gains on the sales of available for sale securities totaling $196,030 was the primary cause of this decrease. There were no similar sales during the second quarter of 2004. Second quarter 2004 banking service charges and fees increased by $35,726 or 17.3% due to fees collected for deposit service charges particularly overdraft fees. Trust fees totaled $261,701, remaining close to the second quarter 2003 level. Other noninterest income totaled $129,930, increasing $23,314 from the second quarter of 2003. This increase is attributed to increased retail investment fees and safe deposit rental income.

Noninterest Expense

For the three months ended June 30, 2004, noninterest expense totaled $2,486,437, an increase of $153,018 or 6.6% from the similar period in 2003. Salary and benefits costs increased by $134,965 due to additional positions created over the last year as well as to increases in pension, group insurance and payroll tax expenses.

Second quarter 2004 occupancy and equipment expense totaled $252,576, decreasing $37,811 or 13.0% from the second quarter of 2003. This decrease is due primarily to decreases in expenses related to maintenance and repairs on equipment and bank properties. Expenses for external computer services increased by $59,870 from the second quarter of 2003. Most of this increase is a result of vendor credits from the Bank's core processing service center in 2003 that reduced the 2003 expenses. Commissions, services and fees expenses decreased by $29,908 or 36.2% from the second quarter of 2003. This decrease is related mostly to the timing of expenses incurred for compliance and loan review consulting. Also contributing to this decrease was lower service charges related to correspondent banking activity. Other noninterest expense totaled $380,070 for the quarter, which was 8.0% or $28,074 above 2003 costs. Contributing to the increase in other noninterest expense are costs for computer software, contributions, travel, seminars, general insurance and regulatory assessments. The majority of this increase relates to the costs incurred in establishing new banking products and services as well as overall strategic bank growth.

Income Taxes

The provision for income taxes for the three month period ended June 30, 2004 totaled $374,626, which is an increase of 56.5% from the same period in 2003. This increase is due mainly to the increase of pretax income. The effective tax rate for the second quarter of 2004 was 28%, an increase from the second quarter 2003 effective tax rate of 24%. This increase is due to a lower ratio of tax-exempt to pretax income in 2004.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Summary

Net income for the Company for the six months ended June 30, 2004 totaled $1,615,898, increasing $306,153 or 23.4% from 2003 earnings of $1,309,745. Basic and diluted net income per share for the six month period were $.84 and $.83, per share, respectively. These results are 20.0% and 20.3% above 2003 levels of $.70 and $.69 for basic and diluted net income per share, respectively.

Net Interest Income

Net interest income is comprised of the following for the six months ended June 30,

                                                         2004              2003
                                                      -----------       -----------
      Interest and dividend income                    $ 9,493,428       $ 7,832,894
      Tax-equivalent adjustments                          165,209           209,821
      Interest expense                                 (3,190,407)       (2,672,444)
                                                      -----------       -----------

      Net interest income (tax equivalent basis)      $ 6,468,230       $ 5,370,271
                                                      ===========       ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the six months ended June 30, 2004 and 2003. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                Six months ended June 30, 2004                  Six months ended June 30, 2003
                                          -----------------------------------------       -----------------------------------------
                                                            Interest                                         Interest
                                            Average          Earned/        Yield/           Average          Earned/        Yield/
                                            Balance           Paid           Rate            Balance           Paid           Rate
                                          ------------    ------------     --------       ------------     ------------     -------
Assets
Interest Earning Assets:
Loans                                     $194,299,000    $  5,374,350          5.53%     $183,603,000    $  5,696,249         6.20%
Investment Securities                      192,180,000       4,273,709          4.45%       97,404,000       2,290,146         4.70%
Other interest earning assets                2,119,000          10,578          1.00%        9,608,000          56,320         1.17%
                                          ------------    ------------                    ------------    ------------
Total interest earning assets              388,598,000       9,658,637          4.97%      290,615,000       8,042,715         5.53%
                                                          ------------      --------                      ------------      -------

Allowance for loan losses                   (1,198,000)                                     (1,017,000)
Cash and due from banks                     12,103,000                                       9,812,000
Bank premises and equipment                  2,834,000                                       2,740,000
Net unrealized gain/loss on
  securities                                (1,217,000)                                      2,083,000
Foreclosed real estate                         138,000                                         300,000
Other assets                                13,508,000                                       9,127,000
                                          ------------                                    ------------

Total Average Assets                      $414,766,000                                    $313,660,000
                                          ============                                    ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                          $ 55,724,000          84,664          0.30%     $ 47,319,000         192,634         0.81%
Money Market deposits                      108,682,000         710,287          1.31%       83,940,000         576,410         1.37%
Time deposits                               92,944,000       1,246,965          2.68%      101,724,000       1,631,801         3.21%
Borrowed funds                              83,537,000       1,148,491          2.75%       14,926,000         271,599         3.64%
                                          ------------    ------------                    ------------    ------------

Total interest bearing liabilities         340,887,000       3,190,407          1.87%      247,909,000       2,672,444         2.16%
                                                          ------------      --------                      ------------      -------

Demand deposits                             50,552,000                                      43,395,000
Other liabilities                            1,141,000                                         569,000
Shareholders' Equity                        22,186,000                                      21,787,000
                                          ------------                                    ------------

Total liabilities and equity              $414,766,000                                    $313,660,000
                                          ============                                    ============

Net interest income                                       $  6,468,230                                    $  5,370,271
                                                          ============                                    ============
Net interest spread                                                             3.10%                                          3.37%
Net interest margin                                                             3.33%                                          3.70%

RATE/VOLUME ANALYSIS

                                                        Six months ended
                                                  6/30/04 Compared to 6/30/03
                                                  Increase (Decrease) Due to
                                        ---------------------------------------------
                                           Volume           Rate             Total
                                        -----------       ---------       -----------
Interest earned on:
Loans                                   $   319,265       ($641,164)      ($  321,899)
Investment securities                     2,114,001        (130,438)        1,983,563
Other interest income                       (38,428)         (7,314)          (45,742)
                                        -----------       ---------       -----------
Total interest earning assets             2,394,838        (778,916)        1,615,922
                                        -----------       ---------       -----------

Interest paid on:
Deposits                                    233,044        (591,973)         (358,929)
Borrowed money                              958,694         (81,802)          876,892
                                        -----------       ---------       -----------
Total interest bearing liabilities        1,191,738        (673,775)          517,963
                                        -----------       ---------       -----------

Increase in net interest income         $ 1,203,100       $(105,141)      $ 1,097,959
                                        ===========       =========       ===========

The $1,097,959 increase in the net interest income reflects increased income of $1,203,100 resulting from the increase in the volume of average interest earning assets and interest bearing liabilities. Offsetting this increase was a net interest income decrease of $105,141 attributed to interest rate decreases in both interest earning assets and interest bearing liabilities.

Tax equivalent net interest income for the first six months of 2004 increased $1,097,959 or 20.4% from the same period in 2003. Average earning assets for the first six months of 2004 increased by nearly $98 million or 33.7%. This increase was primarily in the investment portfolio reflecting increased investments in government agency, mortgage-backed and state and municipal securities totaling $95 million. Additionally, contributing to this increase was loan growth totaling $10.7 million. The increase in earning assets was funded by money market, savings and demand deposits and borrowed money. Money market deposits increased $25 million reflecting new deposits associated with the promotional money market for the Torrington branch opening during 2003. The growth in savings and demand deposits, which totaled $8 million and $7 million, respectively, is a result of customer preference for liquidity in expectations of rising interest rates and the Bank's competitive product offerings.

The net interest margin (net interest income divided by average earning assets) was 3.33% for the six-month period ended June 30, 2004. The net interest margin decreased 37 basis points from the margin of 3.70% for the six months ended June 30, 2003. The tax-equivalent yield on earning assets through June 30, 2004 was 4.97%, 56 basis points below the 5.53% yield earned during the first six months of 2003. The decline in the yield spread is attributable to two factors; the mix of earning assets and funding liabilities and the overall interest rate environment. Over the last twelve months, the mix of earning assets over last year changed from 63% loans and 37% investments to 50% loans and 50% investments. The shift from loans to investments is due to growth in the loan portfolio not keeping pace with the overall growth in funding sources, which required additional growth in investments in order to maintain an adequate level of earning assets. Because loans are typically higher yielding than investments, this shift has contributed to the decline in earning asset yield. Finally, continued decreases in the overall interest rate environment, particularly as it affected the interest rates earned on new earning assets, as well as its effect on repricing assets, led to this decline.

Funding costs decreased by 29 basis points from 2.16% to 1.87%. This decline is attributed to both the overall decrease in interest rates, but offset by the change in the mix of funding liabilities. The continued lower interest rate environment has allowed management to decrease rates paid on core deposits. However, the funding of the aforementioned earning asset growth has been mostly with borrowed money, which is at a cost typically higher than those for deposits.

Although this strategy of increased earning assets has resulted in an increase in net interest income, the reduced yield on the additional earning assets and increased cost of funding those assets resulted in the overall decline in the net interest margin.

Provisions for Loan Losses

Provisions for loan losses for the first six months of the year totaled $180,000, which was an increase of $30,000 from the provision of $150,000 for the first six months of 2003. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. The growth in the loan portfolio, an increased emphasis in commercial lending, and the expectations for a cautious economic recovery in the local market, were the motivation for the increased provision.

During the first six months of 2004, the Company recorded net charge-offs of $44,936 compared to net charge-offs of $121,757 for the first six months of 2003. As experienced over the last five years, the majority of all charge-offs remain the result of losses in the discontinued dealer loan program. Although this portfolio has declined in total outstanding loans, management attributes the increase in these charge-offs to be a result of weakened collateral values for these loans.

Noninterest Income

Year to date noninterest income as of June 30, 2004 totaled $1,204,124, a decrease of $127,776 or 9.6% from the same period in 2003. The gain on the sales of available for sale securities totaling $196,030 which were recorded during the second quarter of 2003 accounts for the majority of this decrease. There were no similar sales occurring during 2004. Also contributing to the decrease in noninterest income is trust fees, which decreased by $85,079. This decline is due mostly to fewer estate settlement fees, a nonrecurring rebate of trust fees occurring during the first quarter of this year and also, to lower values of accounts under management. Other noninterest income totaled $279,761, an increase of $65,121 or 30.3% from the first six months of 2003. Most of this increase is due to the $45,138 gain recorded from the sale of OREO property during the first quarter of 2004. Additionally, increased fee income from the Bank's retail investment product contributed to the increase.

Noninterest Expense

As of June 30, 2004, six-month noninterest expense totaled $5,113,880, an increase of 9.8% or $457,730 from the same period of 2003. The increase in salary and benefits expense which totaled

$357,434 or 14.6% constituted the majority of the increase in noninterest expense. This increase is due to additional staffing in the areas of marketing, training, compliance, lending and information technology as well as to the new branch which opened during the first quarter of 2003. The increase in benefits costs was also due to group insurance and pension costs where increases in premium rates, number of employees and funding requirements, also impacted 2004 expense. Offsetting the increases in noninterest were advertising, occupancy and equipment and supplies expenses which decreased by $22,050, $61,506 and $22,614 respectively from the first six months of 2003 due to mostly to non-recurring costs relating to the opening of the new branch. Director fees increased by $24,162 due to increased meeting fees, number of meetings and deferred incentive plan costs. Legal fees increased $26,450 due to increased professional services required for compliance, personnel, new product and other contractual matters. The increase in costs for external computer services of $82,639 is due mostly to vendor rebates taken during 2003.

Other noninterest expenses increased by $84,026, or 13.0% from the first six months of 2003. This is due to costs for computer software and implementation required for new services and technology. Additionally, fees paid for insurance, regulatory assessments, travel, seminars and contributions also increased from the first six months of 2003. These increases generally relate to the Company's growth in various areas over the last year as well as to the regulatory environment.

Income Taxes

The provision for income taxes for the first six months of 2004 totaled $597,367, an increase of $220,912 or 58.7% from the same period in 2003. The increase in income tax expense is due mainly to higher taxable income levels. The effective tax rate for the first six months of 2004 was 27%, up from 22% for the same period in 2003, reflecting a lower ratio of tax-exempt income to total income.

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

As of June 30, 2004, the Company had $57,040,353 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At June 30, 2004, total shareholders' equity was $20,819,184 compared to $22,282,931 at December 31, 2003. From a regulatory perspective, the capital ratios of the Bank place the Bank in the "well-capitalized" category under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of June 30, 2004.

                                          Well        Minimum
                                      Capitalized    Regulatory
                                      (Bank Only)  Capital Levels   The Company   The Bank
                                      -----------  --------------   -----------   --------
TIER 1:
  Leverage capital ratio                   5%             4%            7.17%      6.50%

  Risk-based capital ratio                 6%             4%           14.16%     12.85%

  Total risk-based capital ratio          10%             8%           14.76%     13.45%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at June 30, 2004. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At June 30, 2004, the allowance for loan losses was equivalent to 127% of total non-performing loans as compared with 81% of total non-performing loans at December 31, 2003. Favorably impacting this ratio was the sale of OREO property totaling $300,000 during the first quarter of 2004. Additionally, the level of nonperforming loans declined due to the positive resolutions of nonaccrual commercial and residential mortgage loans. The ratio of the allowance for loan losses to total loans at June 30, 2004 was .64%, which was above the .60% as of December 31, 2003. The growth in the portfolio, underlying collateral values of the past due loans in the portfolio, as well as a focus on commercial lending, support this level of reserves.

Changes in the allowance for loan losses for the periods ended June 30, 2004 and 2003 are shown below:

                                                   Six months ended June 30,
                                                    2004              2003
                                                -----------       -----------

Balance at beginning of the year                $ 1,149,454       $ 1,011,052
Provision for loan losses                           180,000           150,000
Loans charged off                                   (66,766)         (194,607)
Recoveries of loans previously charged off           21,830            72,850
                                                -----------       -----------

Balance at end of period                        $ 1,284,518       $ 1,039,295
                                                ===========       ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of June 30, 2004 and December 31, 2003.

                                              June 30, 2004    December 31, 2003
                                              -------------    -----------------
Nonaccrual loans                                $ 1,012,122       $ 1,424,097

Other real estate owned                                  --           300,000
                                                -----------       -----------

Total nonperforming assets                      $ 1,012,122       $ 1,724,097
                                                ===========       ===========

Loans past due in excess of 90 days and
  accruing interest                             $        --       $        --
                                                ===========       ===========

Potential Problem Loans

As of June 30, 2004, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At June 30, 2004, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2003.

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

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There are no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities - Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 19, 2004.

      1.    Election Of Directors.

            The vote for re-electing each of the five (5) Directors listed below to serve for a term of three years were as follows:

                                                                  Withholding
                                                 For               Authority

George M. Madsen  Number of Shares:              1,380,690           15,683
                                               -----------       ----------
                  Percentage of
                  Shares Voted:                      98.88%            1.12%
                                               -----------       ----------
                  Percentage of Shares
                  Entitled to Vote:                  72.25%             .82%
                                               -----------       ----------

                                                                  Withholding
                                                 For               Authority

Alan B. Magary    Number of Shares:              1,376,091           20,282
                                               -----------       ----------
                  Percentage of
                  Shares Voted:                      98.55%            1.45%
                                               -----------       ----------
                  Percentage of Shares
                  Entitled to Vote:                  72.01%            1.06%
                                               -----------       ----------

                                                                  Withholding
                                                 For               Authority

Gregory S.        Number of Shares:              1,383,315           13,058
Oneglia                                        -----------       ----------
                  Percentage of
                  Shares Voted:                      99.06%             .94%
                                               -----------       ----------
                  Percentage of Shares
                  Entitled to Vote:                  72.39%             .68%
                                               -----------       ----------

                                                                  Withholding
                                                 For               Authority

William J.        Number of Shares:              1,384,272           12,101
Sweetman                                       -----------       ----------
                  Percentage of
                  Shares Voted:                      99.13%             .87%
                                               -----------       ----------
                  Percentage of Shares
                  Entitled to Vote:                  72.44%             .63%
                                               -----------       ----------

                                                                  Withholding
                                                 For               Authority

Patricia D.       Number of Shares:              1,384,272           12,101
Werner                                         -----------       ----------
                  Percentage of
                  Shares Voted:                      99.13%             .87%
                                               -----------       ----------
                  Percentage of Shares
                  Entitled to Vote:                  72.44%             .63%
                                               -----------       ----------

Clayton L. Blick, Kathleen A. Kelley, and H. Ray Underwood are currently serving terms on the Board of Directors which expire at the 2005 Annual Meeting of Shareholders. Joseph J. Greco, Perley H. Grimes, Thomas A. Kendall and Charles
E. Orr are currently serving terms on the Board of Directors which expire at the 2006 Annual Meeting of Shareholders.

      2.    Appointment of Auditors.

      Votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to ratify the appointment of McGladrey & Pullen, LLP to act as independent auditors of the current fiscal year were as follows:

 "FOR APPROVAL"                   "AGAINST APPROVAL"             "ABSTAIN"

    1,384,303                            138                       11,932
    ---------                         ---------                  ----------
      Number                            Number                     Number

      72.44%                            0.01%                       0.62%
    ---------                         ---------                  ----------
                      (Percent of shares entitled to vote)

      99.14%                            0.01%                       0.85%
    ---------                         ---------                  ----------
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

B.    Reports on Form 8-K

      The Company filed a Form 8-K on May 12, 2004 to report its first quarter 2004 earnings.

      The Company filed a Form 8-K on May 21, 2004 to report the events and results of the Company's Annual Meeting of Shareholders that was held on Wednesday, May 19, 2004.

      The Company filed a Form 8-K on May 27, 2004 to report that the Company's Board of Directors declared a quarterly cash dividend of $ .12 per share to be paid on July 26, 2004 to shareholders of record as of June 21, 2004.

      The Company filed a Form 8-K on July 8, 2004, to report that First Litchfield Financial Corporation had been named as one of the top 25 public companies in Connecticut in a recent study by The Hartford Courant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2004                     FIRST LITCHFIELD FINANCIAL
                                           CORPORATION


                                             By: /s/ Joseph J. Greco
                                                 ---------------------------
                                                 Joseph J. Greco, President and
                                                 Chief Executive Officer


Dated: August 12, 2004                       By: /s/ Carroll A. Pereira
                                                 ---------------------------
                                                 Carroll A. Pereira,
                                                 Principal Accounting Officer