Form 10QSB
period 2004-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2004-11-15
CIK 840886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934

For the quarterly period ended: September 30, 2004

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

      Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,929,423 shares of Common Stock, par value $.01 per share, were outstanding at October 27, 2004.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                     FIRST LITCHFIELD FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I - Consolidated Financial Information

        Item 1 - Financial Statements

              Consolidated Balance Sheets - September 30, 2004 (unaudited) and
                  December 31, 2003 ...........................................................................  2

              Consolidated Statements of Income - Three months and
                 nine months ended September 30, 2004 and 2003 (unaudited) ....................................  3

              Consolidated Statements of Comprehensive Income (Loss) - Three months and nine months ended September 30, 2004 and 2003 (unaudited) ...................................  4

              Consolidated Statements of Cash Flows  - Nine months
                 ended September 30, 2004 and 2003 (unaudited) ................................................  5

              Notes to Consolidated Financial Statements ......................................................  6

        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................................................... 11

        Item 3 - Controls and Procedures Related to the Disclosure of Financial Information ................... 24

Part II - Other Information

        Item 1 - Legal Proceedings ............................................................................ 24

        Item 2 - Changes in Securities and Small Business Issuer
          Purchases of Equity Securities ...................................................................... 24

        Item 3 - Defaults Upon Senior Securities .............................................................. 24

        Item 4 - Submission of Matters to a Vote of Security Holders .......................................... 24

        Item 5 - Other Information ............................................................................ 26

        Item 6 - Exhibits and Reports on Form 8-K ............................................................. 26

Signatures .................................................................................................... 33

                   Part I. Consolidated Financial Information
                          Item 1. FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                       September 30,        December 31,
                                                                                      2004                2003
                                                                                  -------------       -------------
                                                                                   (Unaudited)
ASSETS
   Cash and due from banks                                                        $  13,791,286       $  12,702,308
                                                                                  -------------       -------------
                                              CASH AND CASH EQUIVALENTS              13,791,286          12,702,308
                                                                                  -------------       -------------
   Securities:
     Available for sale securities, at fair value                                   182,051,523         171,047,150
     Held to maturity securities (fair value $84,046-2004 and $119,021-2003)             85,143             117,806
                                                                                  -------------       -------------
                                                       TOTAL SECURITIES             182,136,666         171,164,956
                                                                                  -------------       -------------

   Federal Home Loan Bank stock, at cost                                              3,182,900           2,389,800
   Federal Reserve Bank stock, at cost                                                  225,850             225,850
   Other restricted stock, at cost                                                       50,000              50,000

   Loans Receivable, Net of Allowance for loan losses of
                 $1,402,536 -2004, $1,149,454-2003
                                                              NET LOANS             209,862,552         190,579,182

   Premises and equipment, net                                                        2,788,280           2,788,227
   Foreclosed real estate                                                                    --             300,000
   Deferred income taxes                                                              1,075,558             402,542
   Accrued interest receivable                                                        2,124,788           1,994,544
   Cash surrender value of insurance                                                  8,561,349           8,285,770
   Other assets                                                                       3,341,014           2,888,018
                                                                                  -------------       -------------

                                                           TOTAL ASSETS           $ 427,140,243       $ 393,771,197
                                                                                  =============       =============

LIABILITIES
   Deposits:
     Noninterest bearing                                                          $  56,675,079       $  49,239,404
     Interest bearing                                                               240,685,066         254,317,083
                                                                                  -------------       -------------
                                                         TOTAL DEPOSITS             297,360,145         303,556,487
                                                                                  -------------       -------------

   Federal Home Loan Bank advances                                                   44,500,000          35,200,000
   Securities sold under agreements to repurchase                                    53,032,909          24,000,000
   Subordinated debt                                                                  7,011,000           7,011,000
   Accrued expenses and other liabilities                                             1,914,696           1,720,779
                                                                                  -------------       -------------
                                                      TOTAL LIABILITIES             403,818,750         371,488,266
                                                                                  -------------       -------------
   Commitments & Contingencies                                                               --                  --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2004 - Issued - 2,025,131 shares, outstanding - 1,924,953 shares
     2003 - Issued - 1,997,395 shares, outstanding - 1,897,217 shares                    20,251              19,974
   Capital surplus                                                                   17,075,821          16,719,130
   Retained earnings                                                                  8,343,314           6,355,277
   Less: Treasury stock at cost- 100,178 shares                                        (701,061)           (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                                 (1,416,832)           (110,389)
                                                                                  -------------       -------------
                                             TOTAL SHAREHOLDERS' EQUITY              23,321,493          22,282,931
                                                                                  -------------       -------------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 427,140,243       $ 393,771,197
                                                                                  =============       =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                        2004              2003             2004              2003
                                                     -----------       ----------      ------------       -----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                        $ 2,950,870       $2,693,087      $  8,324,185       $ 8,387,770

   Interest and dividends on securities:
      Mortgage-backed                                  1,238,951          828,075         3,709,808         2,043,540
      US Treasury and other                              669,328          612,359         1,901,592         1,032,824
      State & municipal securities                       182,588          199,726           522,535           595,628
      Corporate & other bonds                             44,242           33,608           110,709            83,667
   Other interest income                                     149           11,617            10,727            67,937
                                                     -----------       ----------      ------------       -----------
                          TOTAL INTEREST INCOME        5,086,128        4,378,472        14,579,556        12,211,366
                                                     -----------       ----------      ------------       -----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                             33,743           81,395           118,407           274,029
      Money market                                       275,443          358,770           985,730           935,180
      Time certificates of deposit in
          denominations $100,000 or more                 147,449          189,791           489,708           622,796
      Other time certificates of deposit                 375,762          533,186         1,280,468         1,731,982
                                                     -----------       ----------      ------------       -----------
                     TOTAL INTEREST ON DEPOSITS          832,397        1,163,142         2,874,313         3,563,987
   Interest on Federal Home Loan Bank advances           238,256          171,880           668,279           295,093
   Interest on repurchase agreements                     356,210          126,906           927,556           272,051
   Interest on subordinated debt                          75,990           72,291           223,112            75,532
                                                     -----------       ----------      ------------       -----------
                         TOTAL INTEREST EXPENSE        1,502,853        1,534,219         4,693,260         4,206,663
                                                     -----------       ----------      ------------       -----------
                            NET INTEREST INCOME        3,583,275        2,844,253         9,886,296         8,004,703
PROVISION FOR LOAN LOSSES                                 90,000           75,000           270,000           225,000
                                                     -----------       ----------      ------------       -----------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES        3,493,275        2,769,253         9,616,296         7,779,703
                                                     -----------       ----------      ------------       -----------
NONINTEREST INCOME
   Banking service charges and fees                      228,213          228,510           702,655           614,740
   Trust                                                 213,858          222,910           663,779           757,910
   Gains (losses) on the sales of available
     for sale securities                                 (52,866)          46,965           (52,866)          242,995
   Other                                                 121,395          135,038           401,156           349,678
                                                     -----------       ----------      ------------       -----------
                       TOTAL NONINTEREST INCOME          510,600          633,423         1,714,724         1,965,323
                                                     -----------       ----------      ------------       -----------
NONINTEREST EXPENSE
   Salaries                                            1,133,140          990,576         3,248,337         2,884,083
   Employee benefits                                     309,089          274,761           997,683           827,611
   Net occupancy                                         153,813          166,667           494,937           555,388
   Equipment                                              99,714           99,170           284,973           298,338
   Legal fees                                             41,965           44,523           139,216           115,324
   Directors fees                                         36,025           31,725           107,480            96,850
   Computer services                                     210,805          195,088           628,374           530,018
   Supplies                                               35,228           49,709           122,091           159,186
   Commissions, services and fees                         49,703           69,906           171,513           197,239
   Postage                                                34,189           31,974           107,438           111,732
   Advertising                                            72,409           82,410           249,931           281,982
   OREO & non-performing loan expenses-net                    --            4,006             6,618             9,403
   Other                                                 338,008          314,657         1,069,377           944,168
                                                     -----------       ----------      ------------       -----------
                     TOTAL NONINTEREST EXPENSES        2,514,088        2,355,172         7,627,968         7,011,322
                                                     -----------       ----------      ------------       -----------
                     INCOME BEFORE INCOME TAXES        1,489,787        1,047,504         3,703,052         2,733,704
PROVISION FOR INCOME TAXES                               424,745          278,490         1,022,112           654,945
                                                     -----------       ----------      ------------       -----------
                                     NET INCOME      $ 1,065,042       $  769,014      $  2,680,940       $ 2,078,759
                                                     ===========       ==========      ============       ===========
INCOME PER SHARE
                     BASIC NET INCOME PER SHARE      $      0.56       $     0.41      $       1.40       $      1.11
                                                     ===========       ==========      ============       ===========
                   DILUTED NET INCOME PER SHARE      $      0.55       $     0.40      $       1.38       $      1.09
                                                     ===========       ==========      ============       ===========

   Dividends Per Share                               $      0.12       $     0.10      $       0.36       $      0.30
                                                     ===========       ==========      ============       ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three months ended September 30,                                                          2004              2003
                                                                                      -----------       -----------
Net income                                                                            $ 1,065,042       $   769,014
Unrealized holding gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period, net of taxes        1,664,288        (2,674,245)
                                                                                      -----------       -----------

Comprehensive income (loss)                                                           $ 2,729,330       $(1,905,231)
                                                                                      ===========       ===========

Nine months ended September 30,                                                           2004              2003
                                                                                      -----------       -----------
Net income                                                                            $ 2,680,940       $ 2,078,759
Unrealized holding losses on securities:
       Unrealized holding losses arising during the period, net of taxes               (1,306,443)       (1,777,563)
                                                                                      -----------       -----------

Comprehensive  income                                                                 $ 1,374,497       $   301,196
                                                                                      ===========       ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                              2004                2003
                                                                          ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  2,680,940       $   2,078,759
Adjustments to reconcile net income to net cash
  provided by  operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                        148,109             152,961
       Provision for loan losses                                               270,000             225,000
       Depreciation and amortization                                           269,526             226,894
       Losses (Gains) on sale of available for sale securities                  52,866            (242,995)
       Loans originated for sale                                              (277,000)         (8,856,483)
       Proceeds from sales of loans held for sale                              277,000           9,010,900
       Loss on the sale of repossessed assets                                       --                 400
       Gain on disposals of bank premises and equipment                            817                 334
       Gain from the sale of foreclosed real estate                            (45,138)                 --
       Increase in accrued interest receivable                                (130,244)           (603,825)
       Increase in other assets                                               (452,996)         (1,056,019)
       Increase in cash surrender value of insurance                          (275,579)           (248,497)
       Decrease in deferred loan origination costs                             117,323             251,586
       Increase (decrease) in accrued expenses and other liabilities           235,257            (278,205)
                                                                          ------------       -------------

           Net cash provided by operating activities                         2,870,881             660,810
                                                                          ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
       Proceeds from maturities and principal payments                      31,070,921          33,621,371
       Purchases                                                           (75,766,871)       (143,848,020)
       Proceeds from sales                                                  31,511,090          17,040,065
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                          32,715              71,931
Purchase of other Restricted Stock                                                  --             (50,000)
Purchase of Federal Reserve Bank Stock                                              --            (144,000)
Purchase of Federal Home Loan Bank Stock                                      (793,100)                 --
Net (increase) decrease in loans                                           (19,715,830)          2,493,567
Investment in First Litchfield Statutory Trust                                      --            (211,000)
Proceeds from the sale of repossessed assets                                        --              23,000
Purchase of bank premises and equipment                                       (270,496)           (448,567)
Purchase of life insurance policies                                                 --             (37,250)
Proceeds from sale of bank premises and equipment                                  100                 201
Proceeds from sale of foreclosed real estate                                   345,138                  --
                                                                          ------------       -------------

       Net cash used in investing activities                               (33,586,333)        (91,488,702)
                                                                          ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and
  demand deposits                                                            6,108,753          45,386,252
Net decrease in certificates of deposit                                    (12,305,095)        (11,873,358)
Net decrease in borrowings under Federal Home Loan Bank advances             9,300,000          31,000,000
Net increase in securities sold under agreements to repurchase              29,032,909          10,000,000
Proceeds from the issuance of subordinated debt                                     --           7,011,000
Debt issuance costs                                                                 --            (204,000)
Proceeds from the exercise of stock options                                    356,968             270,557
Dividends paid on common stock                                                (689,105)           (535,807)
                                                                          ------------       -------------

       Net cash provided by financing activities                            31,804,430          81,054,644
                                                                          ------------       -------------

       Net (decrease) increase in cash and cash equivalents                  1,088,978          (9,773,248)

CASH AND CASH EQUIVALENTS, at beginning of period                           12,702,308          23,763,736
                                                                          ------------       -------------

CASH AND CASH EQUIVALENTS, at end of period                               $ 13,791,286       $  13,990,488
                                                                          ============       =============
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
       Interest on deposits and borrowings                                $  4,678,626       $   4,245,716
                                                                          ============       =============
       Income taxes                                                       $    750,900       $   1,302,916
                                                                          ============       =============
Non-cash investing and financing activities:
       Transfer of loans to repossessed assets                            $         --       $      32,660
                                                                          ============       =============
       Accrued dividends declared                                         $    230,958       $     538,215
                                                                          ============       =============

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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

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

      The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2004 and 2003. The 2003 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                                          Three Months Ended
                                                                          September 30, 2004
                                                        -------------------------------------------------------
                                                            Net                                       Per Share
                                                          Income                 Shares                 Amount
                                                        ----------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders           $1,065,042             1,924,656               $   .56
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                22,979

    Diluted Net Income Per Share
      Income available to common shareholders           ----------             ---------
      plus assumed conversions                          $1,065,042             1,947,635               $   .55
                                                        ==========             =========               =======

                                                                         Three Months Ended
                                                                         September 30, 2003
                                                          -----------------------------------------------------
                                                             Net                                      Per Share
                                                           Income                Shares                 Amount
                                                          --------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders             $769,014             1,890,872               $   .41
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                33,971

    Diluted Net Income Per Share
      Income available to common shareholders             --------             ---------
      plus assumed conversions                            $769,014             1,924,843               $   .40
                                                          ========             =========               =======

                                                                          Nine Months Ended
                                                                          September 30, 2004
                                                        -------------------------------------------------------
                                                            Net                                       Per Share
                                                          Income                 Shares                 Amount
                                                        ----------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders           $2,680,940             1,917,451               $  1.40
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                25,608

    Diluted Net Income Per Share
      Income available to common shareholders           ----------             ---------
      plus assumed conversions                          $2,680,940             1,943,059               $  1.38
                                                        ==========             =========               =======

                                                                          Nine Months Ended
                                                                         September 30, 2003
                                                        -------------------------------------------------------
                                                            Net                                       Per Share
                                                          Income                 Shares                 Amount
                                                        ----------             ---------              ---------
    Basic Net Income Per Share
      Income available to common shareholders           $2,078,759             1,880,225               $  1.11
                                                                                                       =======

    Effect of Dilutive Securities
      Options Outstanding                                       --                34,507

    Diluted Net Income Per Share
      Income available to common shareholders           ----------             ---------
      plus assumed conversions                          $2,078,759             1,914,732               $  1.09
                                                        ==========             =========               =======

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                      Three Months Ended
                                                                                       September 30, 2004
                                                                            ------------------------------------------
                                                                            Before-Tax                      Net-of-Tax
                                                                              Amount          Taxes           Amount
                                                                            ----------      ---------       ----------
Unrealized holding gains arising during the period                          $2,468,782      $(839,386)      $1,629,396
Add: reclassification adjustment for amounts recognized in net income           52,866        (17,974)          34,892
                                                                            ----------      ---------       ----------

Unrealized holding gain on available for sale securities, net of taxes      $2,521,648      $(857,360)      $1,664,288
                                                                            ==========      =========       ==========

                                                                                         Three Months Ended
                                                                                         September 30, 2003
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
                                                                            ===========       ==========      ===========

                                                                                        Nine Months Ended
                                                                                        September 30, 2004
                                                                            ---------------------------------------------
                                                                             Before-Tax                       Net-of-Tax
                                                                               Amount           Taxes            Amount
                                                                            -----------       ---------       -----------
Unrealized holding losses arising during the period                         $(2,032,325)      $ 690,990       $(1,341,335)
Add: reclassification adjustment for amounts recognized in net income            52,866         (17,974)           34,892
                                                                            -----------       ---------       -----------

Unrealized holding loss on available for sale securities, net of taxes      $(1,979,459)      $ 673,016       $(1,306,443)
                                                                            ===========       =========       ===========

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

      Components of net periodic benefit cost for the three months ended September 30:

                                                                                 2004            2003
                                                                              ---------       ---------
      Service cost                                                            $  64,889       $  51,287
      Interest cost                                                              48,050          46,291
      Expected return on plan assets                                            (56,573)        (56,252)
      Amortization of prior service cost                                             --          (6,809)
      Amortization of unrealized loss                                            11,009           3,085
                                                                              ---------       ---------
      Net periodic benefit cost                                               $  67,375       $  37,602
                                                                              =========       =========

      Components of net periodic benefit cost for the nine months ended September 30:

                                                                                 2004            2003
                                                                              ---------       ---------
      Service cost                                                            $ 194,667       $ 153,861
      Interest cost                                                             144,150         138,873
      Expected return on plan assets                                           (169,719)       (168,756)
      Amortization of prior service cost                                             --         (20,427)
      Amortization of unrealized loss                                            33,027           9,255
                                                                              ---------       ---------
      Net periodic benefit cost                                               $ 202,125       $ 112,806
                                                                              =========       =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of September 30, 2004 are as follows:

                            due overnight      14,000,000 @ 2.00%
                            due 10/1/04         5,000,000 @ 1.45%
                            due 8/29/05         2,500,000 @ 2.40%
                            due 8/29/05         2,500,000 @ 2.48%
                            due 12/8/05         2,000,000 @ 2.36%
                            due 7/18/06         4,500,000 @ 2.33%
                            due 7/16/07         4,500,000 @ 2.59%
                            due 8/27/07         5,000,000 @ 3.76%
                            due 7/18/08         4,500,000 @ 3.27%
                                              -----------
                               Total          $44,500,000
                                              ===========

      As of September 30, 2004, the Bank had borrowings under repurchase agreements totaling $53,032,909. This amount includes borrowings:

                            Due overnight          132,909 @ 0.75%
                            due 12/24/04         7,000,000 @ 1.55%
                            due  1/28/05         4,000,000 @ 4.50%
                            due  1/31/05         5,000,000 @ 1.44%
                            due  4/26/05         4,700,000 @ 1.81%
                            due  1/30/06         3,000,000 @ 2.10%
                            due  2/19/07        10,000,000 @ 2.74%
                            due  2/25/07         4,650,000 @ 2.40%
                            due  7/28/08         5,000,000 @ 3.25%
                            due  7/31/08         5,000,000 @ 3.27%
                            due  2/25/09         4,550,000 @ 3.20%
                                               -----------
                               Total           $53,032,909
                                               ===========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                     For the three months ended September 30,
                                                                        2004                        2003
                                                                ---------------------        -------------------
      Provision for income taxes at statutory Federal rate      $   506,528        34%       $ 356,151        34%
      Increase (decrease) resulting from:
         Tax exempt income                                          (89,553)       (6)         (82,116)      (11)
         Nondeductible interest expense                               3,739        --            4,455         1
         Other                                                        4,031         1               --        --
                                                                ---------------------        -------------------
      Provision for income taxes                                $   424,745        29%       $ 278,490        24%
                                                                =====================        ===================

                                                                     For the nine months ended September 30,
                                                                        2004                         2003
                                                                ---------------------        -------------------
      Provision for income taxes at statutory Federal rate      $ 1,259,038        34%       $ 929,459        34%
      Increase (decrease) resulting from:
         Tax exempt income                                         (259,794)       (7)        (288,532)      (14)
         Nondeductible interest expense                              11,091        --           14,017         1
         Other                                                       11,777         1                1        --
                                                                ---------------------        -------------------
      Provision for income taxes                                $ 1,022,112        28%       $ 654,945        21%
                                                                =====================        ===================

8. A summary of the Bank's securities portfolio as of September 30, 2004 and December 31, 2003 is as follows. Available for sale securities are shown at fair value, held to maturity securities are shown at amortized cost.

                                                                             2004              2003
                                                                         ------------      ------------
      Available For Sale securities:
       U.S. Treasury securities                                          $  5,076,710      $  5,118,434
       U.S. Government Agency securities                                   47,181,883        45,852,778
       Mortgage-Backed securities                                         107,068,735       102,894,176
       State and Municipal obligations                                     17,724,195        14,166,762
        Marketable Equity securities                                        2,000,000                --
       Corporate and other bonds                                            3,000,000         3,015,000
                                                                         ------------      ------------
                          Total Available For Sale securities             182,051,523       171,047,150
       Held To Maturity securities:
       Mortgage-Backed securities                                              85,143           117,806
                                                                         ------------      ------------
                          Total Held To Maturity securities                    85,143           117,806
                                                                         ------------      ------------

                                      TOTAL SECURITIES                   $182,136,666      $171,164,956
                                                                         ============      ============

      At September 2004, gross unrealized holding gains and gross unrealized holding losses on available for sale securities totaled $693,983 and $2,840,699 respectively. Of the securities with unrealized losses, there were twenty-one securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $1,424,320 at September 30, 2004. Management does not believe that any of the unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government and U. S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan portfolio at September 30, 2004 and December 31, 2003 is as follows:

                                                                    2004                2003
                                                               -------------       -------------
      Real estate--residential mortgage                        $ 142,144,009       $ 126,316,716
      Real estate--commercial mortgage                            32,110,324          27,021,687
      Real estate--construction                                   13,490,057           9,228,077
      Commercial                                                  16,704,096          20,754,459
      Installment                                                  6,619,443           8,056,658
      Other                                                           49,455              86,012
                                                               -------------       -------------
                       TOTAL LOANS                               211,117,384         191,463,609
      Net deferred loan origination costs                            147,704             265,027
      Allowance for loan losses                                   (1,402,536)         (1,149,454)
                                                               -------------       -------------
                       NET LOANS                               $ 209,862,552       $ 190,579,182
                                                               =============       =============

10. A summary of the Bank's deposits at September 30, 2004 and December 31, 2003 is as follows:

                                                                    2004                2003
                                                               -------------       -------------
         Noninterest bearing:
             Demand                                            $  56,675,079       $  49,239,404
                                                               -------------       -------------
         Interest bearing:
             Savings                                              53,395,876          54,616,381
             Money market                                        103,368,737         103,737,680
             Time certificates of deposit in
               denominations of $100,000 or more                  24,698,448          28,723,917
             Other time certificates of deposit                   59,222,005          67,239,105
                                                               -------------       -------------
                  Total Interest bearing deposits                240,685,066         254,317,083
                                                               -------------       -------------
                                           TOTAL DEPOSITS      $ 297,360,145       $ 303,556,487
                                                               =============       =============

11. Pursuant to FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," issued in December 2003, the Company deconsolidated First Litchfield Statutory Trust I, (the "Trust"), of which the Company owns 100% of the Trust's common securities, on September 30, 2003. As a result, the Statement of Cash Flows for the nine months ended September 30, 2003, which previously presented the issuance of trust-preferred securities of $6,800,000, has been restated to separately present the issuance of $7,011,000 of subordinated debentures by the Company, and the Company's $211,000 investment in the Trust.

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

As of September 30, 2004, the Company had total assets of $427,140,243 which was an increase of approximately $33.4 million or 8.5% from year-end 2003 total assets of $393,771,197. Increases in the securities and loan portfolios resulted in the growth of assets. This growth of earning assets was funded primarily by increases in borrowings through repurchase agreements and Federal Home loan advances.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of September 30, 2004 were $427,140,243, an increase of 8.5% or $33,369,046 from year-end 2003 assets of $393,771,197. Increases were mainly in the securities and loan portfolios. Total securities were $182,136,666, an increase of $10,971,710 or 6.4% from the 2003 year-end balance of $171,164,956. Net loans increased by $19,283,370, or 10.1% due to increases in the real estate loan portfolios.

As of September 30, 2004 the securities portfolio totaled $182,136,666, which is a 6.4% increase over the year-end 2003 balance. The increase in the portfolio has been primarily in mortgage-backed securities and state and municipal securities. The increase in mortgage-backed securities has been with the goal of increasing liquidity and decreasing the duration of the portfolio. The purpose of the state and municipal securities purchases has been to increase the tax-effective yield on the portfolio while minimizing market price volatility. Management believes that these purchases effectively utilize the earning asset capacity of the Company's funding sources while considering liquidity, asset/liability and credit risk goals.

Net loans totaled $209,862,552 as of September 30, 2004, which was an increase of $19.3 million or 10.1% from the year-end 2003 balance. The increase in the loan portfolio was fueled by growth in residential, commercial and construction mortgage portfolios. Residential mortgage loans increased by $15,827,293 or

12.5%. This increase in residential mortgage lending is attributed to the Bank's competitively priced mortgage products, both for fixed and variable rate terms and particularly for large, nonconforming loans. Commercial mortgages totaled $32,110,324 which was an increase of 18.8% over the year-end 2003 balance. Growth in commercial mortgages is due to the Bank's ability to offer creative financing solutions to credit worthy commercial customers. These solutions are competitively priced with an expedient loan approval process. During 2003, the Bank began offering a construction mortgage product whereby at the end of the construction term, the loan automatically converts to a permanent mortgage. The popularity of this product has resulted in the increase in the construction loan portfolio. As of September 30, 2004, construction mortgages totaled $13,490,057, which is an increase of $4,261,980 or 46.2% over the year-end 2003 balance. The installment loan portfolio decreased by $1,437,215 or 17.8% over the first nine months of the year. This decline is due to amortizations in the portfolio which are not being replenished due to the decision to discontinue indirect dealer financing which comprise the majority of these loans. The commercial loan portfolio declined by $4,050,363 since year-end 2003. Extreme price competition for commercial loans with high credit quality remains the primary reason for this decrease. Additionally, due to the continued low interest rate environment, many commercial customers have opted for longer term financing through commercial mortgages in the place of traditional commercial loan products.

Federal Home Loan Bank stock totaled $3,182,900, which was an increase of $793,100 or 33.2% over the December 31, 2003 balance. This increase is due to capital structure changes implemented during the second quarter by the Federal Home Loan Bank of Boston, (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products.

Bank-owned life insurance totaled $8,561,349 as of September 30, 2004. This increase of $275,579 since year-end 2003 is due primarily to increases in the cash surrender value of the policies. These policies were purchased during previous years in conjunction with funding long-term incentive plans for executive officers and directors.

Deferred tax assets totaled $1,075,558 as of September 30, 2004, which is an increase of $673,016 over the December 31, 2003 balance. This increase is due to deferred taxes associated with the unrealized loss on available for sale securities.

Total liabilities were $403,818,750 as of September 30, 2004, which is an increase of $32,330,484 or 8.7% from December 31, 2003. Deposits totaled $297,360,145, which is a decrease of $6,196,342 or 2.0% from year-end 2003.
Demand deposits increased by $7,435,675 due primarily to growth in business and personal checking accounts. Interest bearing deposits totaled $240,685,066 which was a $13,632,017 or 5.4% decrease from the year-end 2003 level of $254,317,083. The decrease in these deposits has been in certificates of deposit products, both those over and less than $100,000 in denomination, which totaled $83,920,453 at September 30, 2004, decreasing by $12,042,569 or 12.5%.
Management views this decrease as indicative of the consumer's preference for liquidity as well as to their lack of interest in term deposits in the low interest rate environment. Savings and money market accounts remained near their year-end levels. During the first nine months of 2004, Management obtained additional funding through repurchase agreements totaling $29,032,909. These borrowings were made to lock in funding at low rates, as well as to leverage earning assets. Additionally, $132,909 of the repurchase agreements represent an overnight investment product offered to the Bank's cash management customers. As of September 30, 2004, overnight Federal Home Loan Bank borrowings totaled $14,000,000 compared to $4,700,000 at December 31, 2003. The increase in these borrowings was due to temporary liquidity needs at the end of the quarter related to deposit and loan activity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

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

Net income for the third calendar quarter of 2004 totaled $1,065,042, which is an increase of $296,028 or 38.5% from third quarter 2003 earnings of $769,014. Quarterly basic and diluted net income per share for 2004 were $.56 and $.55 per share, respectively, compared to $.41 per basic and $.40 per diluted share for the same period in 2003.

Net Interest Income

Net interest income is comprised of the following for the three months ended September 30,

                                                    2004              2003
                                                -----------       -----------

Interest and dividend income                    $ 5,086,128       $ 4,378,472
Tax-equivalent adjustments                           88,839            78,098
Interest expense                                 (1,502,853)       (1,534,219)
                                                -----------       -----------

Net interest income (tax equivalent basis)      $ 3,672,114       $ 2,922,351
                                                ===========       ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended September 30, 2004 and 2003. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three months ended September 30, 2004           Three months ended September 30, 2003
                                        -------------------------------------------------------------------------------------------
                                                             Interest                                       Interest
                                           Average            Earned/         Yield/        Average          Earned/         Yield/
                                           Balance             Paid            Rate         Balance           Paid            Rate
                                        -------------      ------------       ------     -------------    ------------       ------
Assets
Interest Earning Assets:
Loans                                   $ 206,086,000      $  2,951,286        5.73%     $ 183,513,000    $  2,693,537       5.87%
Investment Securities                     200,253,000         2,223,532        4.44%       153,921,000       1,751,416       4.55%
Other interest earning assets                 160,000               149         .37%         5,123,000          11,617        .91%
                                        -------------      ------------                  -------------    ------------
Total interest earning assets             406,499,000         5,174,967        5.09%       342,557,000       4,456,570       5.20%
                                                           ------------        ----                       ------------       ----

Allowance for loan losses                  (1,336,000)                                      (1,056,000)
Cash and due from banks                    14,077,000                                       11,882,000
Premises and equipment                      2,840,000                                        2,797,000
Net unrealized gain/loss on
  securities                               (3,371,000)                                        (995,000)
Foreclosed real estate                             --                                          300,000
Other assets                               14,777,000                                       10,687,000
                                        -------------                                    -------------

Total Average Assets                    $ 433,486,000                                    $ 366,172,000
                                        =============                                    =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $  57,833,000            33,743        0.23%     $  55,257,000          81,395       0.59%
Money Market deposits                     105,526,000           275,443        1.04%       100,644,000         358,770       1.43%
Time deposits                              87,640,000           523,211        2.39%        97,605,000         722,977       2.96%
Borrowed funds                            101,306,000           670,456        2.65%        44,296,000         371,077       3.35%
                                        -------------      ------------                  -------------    ------------

Total interest bearing liabilities        352,305,000         1,502,853        1.71%       297,802,000       1,534,219       2.06%
                                                           ------------        ----                       ------------       ----

Demand deposits                            57,911,000                                       48,135,000
Other liabilities                           1,252,000                                         (829,000)
Shareholders' Equity                       22,018,000                                       21,064,000
                                        -------------                                    -------------

Total liabilities and equity            $ 433,486,000                                    $ 366,172,000
                                        =============                                    =============

Net interest income                                        $  3,672,114                                   $  2,922,351
                                                           ============                                   ============
Net interest spread                                                            3.38%                                         3.14%
Net interest margin                                                            3.61%                                         3.41%

RATE/VOLUME ANALYSIS

                                                           Three months ended
                                                       9/30/04 Compared to 9/30/03
                                                       Increase (Decrease) Due to
                                                -----------------------------------------
                                                 Volume           Rate            Total
                                                ---------       ---------       ---------
Interest earned on:
Loans                                           $ 324,590       ($ 66,841)      $ 257,749
Investment securities                             515,400         (43,284)        472,116
Other interest income                              (7,130)         (4,338)        (11,468)
                                                ---------       ---------       ---------
Total interest earning assets                     832,860        (114,463)        718,397
                                                ---------       ---------       ---------

Interest paid on:
Deposits                                          (11,393)       (319,352)       (330,745)
Borrowed money                                    391,366         (91,987)        299,379
                                                ---------       ---------       ---------
Total interest bearing liabilities                379,973        (411,339)        (31,366)
                                                ---------       ---------       ---------

Increase (decrease) in net interest income      $ 452,887       $ 296,876       $ 749,763
                                                =========       =========       =========

Of the $749,763 increase in the net interest income, $452,887 resulted from the net impact of the higher volume of earning assets and interest bearing liabilities. The continued low interest rate environment enabled the Bank to decrease its cost of interest bearing liabilities more than the decrease in the yield on interest earning assets. This reduction in rates resulted in increased net interest income of $296,876 for the third quarter.

Tax-equivalent net interest income for the third quarter of 2004 increased $749,763 or 25.7% from the third quarter of 2003. The increase in net interest income is due to the net effect of higher levels of earning assets and interest bearing liabilities. Average earning assets for the third quarter of 2004 totaled $406 million, an increase of 18.7% from the third quarter of 2003. The increase in tax equivalent interest income attributed to growth of earning assets totaled $452,887, resulting from growth in both the loan and securities portfolios. The funding of this growth was primarily by borrowed money as well as from savings, money market and demand deposits. The increase in interest expense associated with the higher funding levels totaled $379,973. The net interest margin for the third quarter of 2004 was 3.61%, an increase of 20 basis points from the third quarter of 2003. The reduced funding costs, due to the continued low rate environment, has contributed to the higher margin. Specifically, for the third quarter of 2004, the 5.09% yield on average earning assets was a decrease of 11 basis points from the third quarter 2003 yield of 5.20%. Funding costs totaled 1.71% which was a decrease of 35 basis points from the third quarter of 2003. This decrease in funding costs is attributed to management's ability to decrease the rates paid on core deposits such as savings, NOW and money market deposits. Additionally, the repricing of maturing certificates of deposits at current rates has contributed to the improvement in the net interest margin.

Provisions for Loan Losses

Provisions for loan losses for the third quarter of 2004 totaled $90,000, which is an increase of $15,000 over the provision for the third quarter of 2003. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. The growth within the overall portfolio, the recent implementation of an overdraft production product and, the expectations for a cautious economic recovery, were the reasons for the increase in the provision.

During the third quarter of 2004, the Company recorded net recoveries of $28,019 compared to net charge-offs of $10,026 for the same period in 2003. For the third quarter of 2004, total charge-offs were $9,129 and total recoveries were $37,148. In both years, recovery and charge-off activity continues to be mostly associated with the discontinued indirect dealer loan program. Additionally, third quarter 2004 activity included charge-offs for overdrafts.

Noninterest Income

Noninterest income for the third quarter of 2004 totaled $510,600, a decrease of $122,823 or 19.4% from the $633,423 earned for the third quarter of 2003. The primary cause of this decrease was the third quarter 2004 loss on sale of available for sale securities which totaled $52,866. This compares to the $46,965 gain on sale of available for sales securities which was recorded in the third quarter of 2003. Banking service charges and fees for the quarter totaled $228,213 which was at the same level as the previous year. Trust fees totaled $213,858 which was also close to the third quarter 2003 level of $222,910. Other noninterest income totaled $121,395, which was a decrease of $13,643 from the third quarter of 2003. This decrease is primarily attributed to higher income from the sale of retail investment products earned for the third quarter of 2003.

Noninterest Expense

For the three months ended September 30, 2004, noninterest expense totaled $2,514,088, an increase of $158,916 or 6.7% from the similar period in 2003. Whereas most third quarter 2004 noninterest expenses did not vary significantly from third quarter 2003 levels, the increase was attributed to salary and benefits costs. Third quarter 2004 salary and benefits costs totaled $1,442,229 which was an increase of $176,892 over third quarter 2003 costs. This increase is due to the salary costs of additional positions created over the last year as well as to increases in pension, group insurance and payroll tax expenses. The positions created over the last year are in the areas of information technology, marketing, compliance and lending and are reflective of Management's focus on market growth and customer service.

Third quarter 2004 occupancy and equipment expense totaled $253,527, decreasing $12,310 or 4.6% from the third quarter of 2003. This decrease is due primarily to decreases in expenses related to maintenance and repairs on equipment and bank properties. Expenses for external computer services increased by $15,717 from the third quarter of 2003. This increase is mostly related to increased activity and volume from the Bank's core processor. Commissions, services and fees expenses decreased by $20,203 or 28.9% from the third quarter of 2003. This decrease is related mostly to lower expenses relating to compliance and corporate consulting. Other noninterest expense totaled $338,008 for the quarter, which was $23,351 above 2003 costs. This category includes costs for computer software, contributions, travel, seminars, general insurance and regulatory assessments which did not vary significantly from the previous year's third quarter costs.

Income Taxes

The provision for income taxes for the three month period ended September 30, 2004 totaled $424,745, which is an increase of $146,255 or 52.5% from the same period in 2003. This increase is due mainly to the increase of pretax income. The effective tax rate for the third quarter of 2004 was 29%, an increase from the third quarter 2003 effective tax rate of 24%. This increase is due to a lower ratio of tax-exempt income to pretax income in 2004.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Summary

Net income for the Company for the nine months ended September 30, 2004 totaled $2,680,940, increasing $602,181 or 29.0% from 2003 earnings of $2,078,759. Basic and diluted net income per share for the nine month period were $1.40 and $1.38, per share, respectively. These results are 26.1% and 26.6% above 2003 levels of $1.11 and $1.09 for basic and diluted net income per share, respectively.

Net Interest Income

Net interest income is comprised of the following for the nine months ended September 30,

                                                          2004               2003
                                                      ------------       ------------
      Interest and dividend income                    $ 14,579,556       $ 12,211,366
      Tax-equivalent adjustments                           254,048            287,919
      Interest expense                                  (4,693,260)        (4,206,663)
                                                      ------------       ------------

      Net interest income (tax equivalent basis)      $ 10,140,344       $  8,292,622
                                                      ============       ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 2004 and 2003. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                             Nine months ended September 30, 2004           Nine months ended September 30, 2003
                                        -------------------------------------------------------------------------------------------
                                                            Interest                                        Interest
                                            Average          Earned/         Yield/         Average          Earned/         Yield/
                                            Balance           Paid            Rate          Balance           Paid            Rate
                                         -------------    -------------      ------      -------------    -------------      ------
Assets
Interest Earning Assets:
Loans                                    $ 198,228,000    $   8,325,636       5.60%      $ 183,573,000    $   8,389,786       6.09%
Investment Securities                      194,871,000        6,497,241       4.45%        116,243,000        4,041,563       4.64%
Other interest earning assets                1,466,000           10,727        .98%          8,113,000           67,936       1.12%
                                         -------------    -------------                  -------------    -------------
Total interest earning assets              394,565,000       14,833,604       5.01%        307,929,000       12,499,285       5.41%
                                                          -------------       ----                        -------------       ----

Allowance for loan losses                   (1,244,000)                                     (1,030,000)
Cash and due from banks                     12,761,000                                      10,502,000
Bank premises and equipment                  2,836,000                                       2,759,000
Net unrealized gain/loss on
  securities                                (1,935,000)                                      1,057,000
Foreclosed real estate                          92,000                                         300,000
Other assets                                13,931,000                                       9,647,000
                                         -------------                                   -------------

Total Average Assets                     $ 421,006,000                                   $ 331,164,000
                                         =============                                   =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $  56,427,000          118,407       0.28%      $  49,965,000          274,029       0.73%
Money Market deposits                      107,630,000          985,730       1.22%         89,508,000          935,180       1.39%
Time deposits                               91,176,000        1,770,176       2.59%        100,351,000        2,354,778       3.13%
Borrowed funds                              89,460,000        1,818,947       2.71%         24,716,000          642,676       3.47%
                                         -------------    -------------                  -------------    -------------

Total interest bearing liabilities         344,693,000        4,693,260       1.82%        264,540,000        4,206,663       2.12%
                                                          -------------       ----                        -------------       ----

Demand deposits                             53,005,000                                      44,975,000
Other liabilities                            1,178,000                                         103,000
Shareholders' Equity                        22,130,000                                      21,546,000
                                         -------------                                   -------------

Total liabilities and equity             $ 421,006,000                                   $ 331,164,000
                                         =============                                   =============

Net interest income                                      $   10,140,344                                   $   8,292,622
                                                         ==============                                   =============
Net interest spread                                                           3.19%                                           3.29%
Net interest margin                                                           3.43%                                           3.59%

RATE/VOLUME ANALYSIS

                                                     Nine months ended
                                                9/30/04 Compared to 9/30/03
                                                 Increase (Decrease) Due to
                                        -----------------------------------------------
                                           Volume            Rate              Total
                                        -----------       -----------       -----------
Interest earned on:
Loans                                   $   642,843       ($  706,993)      ($   64,150)
Investment securities                     2,627,974          (172,296)        2,455,678
Other interest income                       (49,575)           (7,634)          (57,209)
                                        -----------       -----------       -----------
Total interest earning assets             3,221,242          (886,923)        2,334,319
                                        -----------       -----------       -----------

Interest paid on:
Deposits                                    217,363          (907,037)         (689,674)
Borrowed money                            1,344,618          (168,347)        1,176,271
                                        -----------       -----------       -----------
Total interest bearing liabilities        1,561,981        (1,075,384)          486,597
                                        -----------       -----------       -----------

Increase in net interest income         $ 1,659,261       $   188,461       $ 1,847,722
                                        ===========       ===========       ===========

The $1,847,722 increase in the net interest income reflects increased income of $1,659,261 resulting from the net impact of the increase in the volume of average interest earning assets and interest bearing liabilities. Additionally, $188,461 of the increase in net interest in come is due to the continued low interest rate environment which has enabled the Bank to decrease its cost of interest bearing liabilities more than the decrease in the yield on interest earning assets.

Tax equivalent net interest income for the first nine months of 2004 increased $1,847,722, or 22.3%, from the same period in 2003. Average earning assets for the first nine months of 2004 increased by nearly $87 million or 28.1%. This increase was primarily in the investment portfolio reflecting increased investments in government agency, mortgage-backed and state and municipal securities totaling $79 million. Additionally, contributing to this increase was loan growth totaling $14.7 million. The increase in earning assets was funded primarily by borrowed money but also by increases in average money market, savings and demand deposits. Money market deposits increased $18 million reflecting new deposits associated with the promotional money market account offered during 2003. The growth in savings and demand deposits, which totaled $6 million and $8 million, respectively, is a result of customer preference for liquidity in expectations of rising interest rates and the Bank's competitive product offerings. This growth was partially offset by the reduction in average time certificates of deposits totaling $9 million.

The net interest margin (net interest income divided by average earning assets) was 3.43% for the nine-month period ended September 30, 2004. The net interest margin decreased 16 basis points from the margin of 3.59% for the nine months ended September 30, 2003. The tax-equivalent yield on earning assets for the current nine month period was 5.01% which was 40 basis points lower than the first nine months of 2003. Reflective of the continued low interest rate environment and the repricing of maturing assets as well as new earning assets acquired at lower rates, the tax-equivalent yields on loans and securities decreased by 49 and 19 basis points respectively.

Funding costs decreased by 30 basis points from 2.12% to 1.82%. This decline is attributed mainly to the overall decrease in interest rates, offset by the change in the mix of funding liabilities as the Company has funded growth with higher cost borrowings over the last year. The continued lower interest rate environment has allowed management to decrease rates paid on core deposits. However, the funding of the aforementioned earning asset growth has been mostly with borrowed money, which is at a cost typically higher than those for deposits. Additionally, noninterest funding of assets, through demand deposits and equity balances was 18% of funding for the first nine months of 2004 as compared to that of over 20% for the first nine months of 2003. This shift in funding increased interest expense by approximately $126,000 for the first nine months of 2004.

Although this strategy of increased earning assets has resulted in an increase in net interest income, the reduced yield on the additional earning assets and increased cost of funding those assets resulted in the overall decline in the net interest margin.

Provisions for Loan Losses

Provisions for loan losses for the first nine months of the year totaled $270,000, which was an increase of $45,000 from the provision of $225,000 for the first nine months of 2003. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. The growth in the loan portfolio, an increased emphasis in commercial lending, and the expectations for a cautious economic recovery in the local market, were the motivation for the increased provision.

During the first nine months of 2004, the Company recorded net charge-offs of $16,917 compared to net charge-offs of $131,784 for the first nine months of 2003. Although these losses are significantly lower, than that for the first nine months of 2003, the majority of all charge-offs remain the result of losses in the discontinued dealer loan program. Additionally an increase in charge-offs for the first nine months of 2004 has recently been experienced in overdrafts due to the Bank's overdraft protection product.

Noninterest Income

Year to date noninterest income as of September 30, 2004 totaled $1,714,724, a decrease of $250,599 or 12.8% from the same period in 2003. The majority of this decrease is due to the gain on the sales of available for sale securities totaling $242,995 which were recorded during the first nine months of 2003. This gain compares to the $52,866 loss on the sales of available for sale securities which occurred during the first nine months of 2004. In both years, sales of these securities were made based on strategies within the Company's liquidity, yield, volatility and interest rate risk targets. Also contributing to the decrease in noninterest income is trust fees, which decreased by $94,131 or 12.4%. This decline is due mostly to fewer estate settlement fees, and a nonrecurring rebate of trust fees occurring earlier this year. Other noninterest income totaled $401,156, an increase of $51,478 from the first nine months of 2003. Most of this increase is due to the $45,138 gain recorded from the sale of OREO property during the first quarter of 2004. In addition, fee income from the Bank's retail investment product totaled $58,718 for the first nine months of 2004 which was up $14,807 from the similar period in 2003.

Noninterest Expense

As of September 30, 2004, nine-month noninterest expense totaled $7,627,968, an increase of 8.8% or $616,646 from the same period of 2003. Salary and benefits expense increased by $534,326 and was the majority of the overall increase in noninterest expense. This increase is due to new staff positions for training, compliance, lending, marketing, and information technology. These positions are related to the Bank's goals for market growth, excellence in customer service and the regulatory environment. The increase in benefits costs was due to increases in premiums and funding requirements for group insurance and pension expenses. For the first nine months of 2004 costs for external computer services were $98,356 above that for the similar period of 2003. This increase is due mostly to vendor rebates taken during 2003. Additionally, computer service costs for new products or services contributed to this increase. Legal fees expense totaled $139,216 for the first nine months of 2004 which was an increase of $23,892 from the first nine months of 2004. This increase was related to advice for new products, compliance and personnel issues. Costs for advertising, occupancy, equipment, supplies and commission expenses decreased by $32,051, $60,451, $13,365, $37,095 and $25,726 respectively, from the first nine months of 2003. While part of this decrease is due to non-recurring costs relating to the 2003 opening of the new branch, expense reduction measures adopted throughout the year have yielded significant savings in these areas.

Other noninterest expenses totaled $1,069,377, an increase of $125,209, or 13.30% from the first nine months of 2003. Included in this increase is $59,171 in computer software and implementation costs for new services and technology. The Company's goals for growth in shareholder value, service excellence, geographic market share and civic prominence have increased insurance, regulatory assessments, travel, seminars and contributions expenses from the first nine months of 2003.

Income Taxes

The provision for income taxes for the first nine months of 2004 totaled $1,022,112, an increase of $367,167 or 56.1% from the same period in 2003. The increase in income tax expense is due mainly to higher taxable income levels. The effective tax rate for the first nine months of 2004 was 28%, up from 21% for the same period in 2003, reflecting a lower ratio of tax-exempt income to total income.

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

As of September 30, 2004, the Company had $60,182,000 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At September 30, 2004, total shareholders' equity was $23,321,493 compared to $22,282,931 at December 31, 2003. From a regulatory perspective, the capital ratios of the Bank place the Bank in the "well-capitalized" category under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of September 30, 2004.

                                         Well             Minimum
                                      Capitalized       Regulatory
                                      (Bank Only)     Capital Levels    The Company    The Bank
                                      -----------     --------------    -----------    --------
TIER 1:
  Leverage capital ratio                   5%               4%              7.28%        6.62%

  Risk-based capital ratio                 6%               4%             14.00%       12.76%

  Total risk-based capital ratio          10%               8%            14.62/%       13.38%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at September 30, 2004. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At September 30, 2004, the allowance for loan losses was equivalent to 139% of total non-performing loans as compared with 81% of total non-performing loans at December 31, 2003. Additionally, the level of nonperforming loans declined due to the positive resolutions of nonaccrual commercial and residential mortgage loans. The sale of OREO property totaling $300,000 during the first quarter of 2004 also decreased the level of non-performing assets from year-end 2003. The ratio of the allowance for loan losses to total loans at September 30, 2004 was ..66%, which was above the .60% as of December 31, 2003. The growth in the portfolio, underlying collateral values of the past due loans in the portfolio, as well as a focus on commercial lending, support this level of reserves.

Changes in the allowance for loan losses for the periods ended September 30, 2004 and 2003 are shown below:

                                                Nine months ended September 30,
                                                    2004              2003
                                                -----------       -----------

Balance at beginning of the year                $ 1,149,454       $ 1,011,052
Provision for loan losses                           270,000           225,000
Loans charged off                                   (75,896)         (247,486)
Recoveries of loans previously charged off           58,978           115,702
                                                -----------       -----------

Balance at end of period                        $ 1,402,536       $ 1,104,268
                                                ===========       ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of September 30, 2004 and December 31, 2003.

                                        September 30, 2004     December 31, 2003
                                        ------------------     -----------------

Nonaccrual loans                             $1,004,781            $1,424,097

Other real estate owned                              --               300,000
                                             ----------            ----------

Total nonperforming assets                   $1,004,781            $1,724,097
                                             ==========            ==========

Loans past due in excess of 90 days and
  accruing interest                          $    1,376            $       --
                                             ==========            ==========

Potential Problem Loans

As of September 30, 2004, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At September 30, 2004, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2003.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Nether the Corporation nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business with the possible exception of the following matter.

On September 9, 2003, the Bank commenced an action in Superior Court for the Judicial District of Litchfield, Connecticut in a matter captioned "The First National Bank of Litchfield v. Theresa Sullivan and John Sullivan:
CV-03-0091476-S" in an effort to collect principal and past due interest due on two (2) loans, which the Bank extended several years earlier and upon which the Borrowers had defaulted. The aggregate principal balance outstanding on the two
(2) loans was approximately $135,000. The Borrowers, who represent themselves as pro se litigants in the proceeding, counterclaimed against the Bank alleging that the Bank, through current and former employees, engaged in conduct in violation of covenants of good faith and fair dealing pursuant to both common law and Connecticut statutes, that the Bank's conduct constitutes a violation of the

Connecticut Uniform Trade Practices Act. The Borrowers seek a variety of unspecified damages including money damages, interest, punitive damages, and "such other and further relief as the Court deems fair and just."

The Bank is conducting discovery with respect to the merits of the underlying action and counterclaim. While the outcome of such litigation is unresolved, it is not expected to have any material adverse effect upon the financial statements of the Corporation.

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

10.56 The First National Bank of Litchfield Director Incentive Retirement Agreement between Kathleen A. Kelley and the Bank dated September 1, 2004.

10.57       Amendment  to  The  First  National  Bank  of  Litchfield   Director
            Incentive Retirement Agreement between Alan B. Magary and the Bank dated August 26, 2004.

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

            The Company filed a Form 8-K on August 11, 2004 to report its second quarter 2004 earnings.

            The Company filed a Form 8-K on August 27, 2004 to report that the Company's Board of Directors declared a quarterly cash dividend of $ .12 per share to be paid on October 25, 2004 to shareholders of record as of September 7, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004                  FIRST LITCHFIELD FINANCIAL
                                          CORPORATION


                                          By: /s/ Joseph J. Greco
                                              ------------------------------
                                              Joseph J. Greco, President and
                                              Chief Executive Officer


Dated: November 12, 2004                  By: /s/ Carroll A. Pereira
                                              ------------------------------
                                              Carroll A. Pereira,
                                              Principal Accounting Officer