Form 10KSB
period 2004-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2005-03-31
CIK 840886

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-28815
                                                -------

                     FIRST LITCHFIELD FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                  06-1241321
------------------------------------------------     ---------------------------
       (State or Other Jurisdiction                      (I.R.S. Employer
       of Incorporation or Organization)                 Identification No.)

         13 North Street, Litchfield, CT                       06759
------------------------------------------------     ---------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

        Registrant's telephone number, including area code (860) 567-8752
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------

--------------------------------    --------------------------------------------

--------------------------------    --------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter $33,663,745.
        ------------

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

      March 2, 2005 - 2,027,295
                      ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

      PART III. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005.

                                TABLE OF CONTENTS
                                -----------------

PART I
------

         ITEM 1 - BUSINESS                                                               1
         ITEM 2 - PROPERTIES                                                            10
         ITEM 3 - LEGAL PROCEEDINGS                                                     11
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   11

PART II
-------

         ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY,
                      RELATED STOCKHOLDER MATTERS AND ISSSUER
                      PURCHASES OF EQUITY SECURITIES                                    11
         ITEM 6 - SELECTED FINANCIAL DATA                                               13
         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS                                             15
         ITEM 7A - QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK          26
         ITEM 8 - FINANCIAL STATEMENTS                                                  27
         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE                                              28
         ITEM 9A - CONTROLS AND PROCEDURES                                              28
         ITEM 9B - OTHER INFORMATION

PART III
--------

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   28
         ITEM 11 - EXECUTIVE COMPENSATION                                               28
         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                      RELATED STOCKHOLDER MATTERS                                       28
         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       28
         ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES                               28

PART IV
-------

         ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           29

SIGNATURES                                                                              34
----------                                                                              --

PART I

ITEM 1. BUSINESS

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

The Bank introduces new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet ( The Bank also offers PC banking and bill paying via the Internet at its Website. During the year, the Bank unveiled its cash management product; e-Business Advantage. This product is geared toward small businesses, municipal and nonprofit customers and provides 24-hour online account management including real-time account monitoring, managing cash flow, collecting and making payments electronically, as well as transferring idle cash.

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

Loan Portfolio
--------------

The Bank's loan portfolio at December 31, 2004 - 2000 was comprised of the following categories:

                                             (Dollar Amounts in Thousands)
                                                      December 31,
                                --------------------------------------------------------
                                  2004        2003        2002        2001        2000
                                --------    --------    --------    --------    --------
Commercial                      $ 17,911    $ 20,754    $ 10,531    $  7,153    $  8,136

Real Estate
                Construction      11,597       9,228       9,994       5,348       5,427
                Residential      148,662     126,317     123,393     123,684     119,215
                Commercial        33,655      27,022      30,536      26,791      25,437

Installment                        6,315       8,057      14,272      22,391      32,275

Others                                80          86          51         367         476
                                --------    --------    --------    --------    --------
                Total Loans     $218,220    $191,464    $188,777    $185,734    $190,966
                                ========    ========    ========    ========    ========

The following table reflects the maturity and sensitivities of the Bank's loan portfolio at December 31, 2004.

                                       (Dollar Amounts in Thousands)
                                           After one
                             One Year    year through   Due after        Total
                              or less     five years    five years       loans
                             --------    ------------   ----------     --------
Commercial                   $ 11,802      $  3,974      $  2,135      $ 17,911

Real Estate
           Construction         2,748         5,544         3,305        11,597
           Residential         39,336        19,599        89,727       148,662
           Commercial           2,595         6,898        24,162        33,655

Installment                     2,141         2,194         1,980         6,315

Others                             --            --            80            80
                             --------      --------      --------      --------

           Total Loans       $ 58,622      $ 38,209      $121,389      $218,220
                             ========      ========      ========      ========

At  December  31, 2004 loans  maturing  after one year  included  approximately:
$110,051,000 in fixed rate loans; and $49,547,000 in variable rate loans.

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

At December 31, 2004 the carrying value of the Bank's investment portfolio was $173,864,701 or 41% of total assets. There were no Federal Funds Sold as of December 31, 2004.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2004 and 2003.

                                         (Dollar Amounts in Thousands)
                                       2004                        2003
                             -----------------------     -----------------------
                             Amortized        Fair       Amortized        Fair
                                Cost         Value          Cost         Value
                             ---------      --------     ---------      --------

Available-for-sale            $175,646      $173,794      $171,214      $171,047
Held-to-maturity                    71            70           118           119
                              --------      --------      --------      --------
                              $175,717      $173,864      $171,332      $171,166
                              ========      ========      ========      ========

The following tables present the maturity distribution of investment securities at December 31, 2004, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security.

Held-to-maturity

                                                                (Dollar Amounts in Thousands)

                                               Over One      Over Five                                              Weighted
                                 One Year      Through        Through      Over Ten         No                       Average
                                 Or Less      Five Years     Ten Years       Years       Maturity       Total         Yield
                                 --------     ----------     ---------     --------      --------     --------      --------
Mortgage-Backed Securities       $     27      $     44      $     --            --            --     $     71          6.87%
                                 ========      ========      ========      ========      ========     ========      ========

Weighted Average Yield               7.49%         6.50%           --            --            --         6.87%           --
                                 ========      ========      ========      ========      ========     ========      ========

Available-for-sale (1)

U.S. Agencies and
   Corporations                  $  1,999      $  3,293      $ 33,994      $  9,969            --     $ 49,255          4.30%
State and Municipal & Other            --            --         1,635        19,452         2,000       23,087          3.78%
Mortgage-Backed Securities         27,432        69,984         4,615         1,273            --      103,304          4.12%
                                 --------     ---------      ---------     --------      --------     --------      --------
Total                            $ 29,431      $ 73,277      $ 40,244      $ 30,694         2,000     $175,646          4.12%
                                 ========      ========      ========      ========      ========     ========      ========

Weighted Average Yield               3.94%         4.04%         4.23%         4.29%         4.00%        4.12%           --
                                 ========      ========      ========      ========      ========     ========      ========

Total Portfolio                  $ 29,458      $ 73,321      $ 40,244      $ 30,694         2,000     $175,717          4.12%
                                 ========      ========      ========      ========      ========     ========      ========

Total Weighted Average Yield         3.94%         4.04%         4.23%         4.29%         4.00%        4.12%           --
                                 ========      ========      ========      ========      ========     ========      ========

(1)   Dollars shown at amortized cost amounts.

Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2004, 2003 and 2002.

                                           2004                       2003                       2002
                                  ----------------------     ----------------------     ----------------------
                                  Average       Average      Average       Average      Average       Average
                                  Balance        Rate        Balance        Rate        Balance        Rate
                                  ----------------------------------------------------------------------------
Non-interest bearing
   demand deposits                $ 54,333           --      $ 46,200           --      $ 40,402           --

Money market deposits              106,266         1.17%       92,691         1.40%       68,269         2.04%

Savings deposits                    56,174          .27%       50,750          .67%       42,785         1.12%

Time deposits                       89,530         2.51%       99,491         3.06%      107,987         4.18%
                                  ----------------------------------------------------------------------------

               Total deposits     $306,303         1.19%     $289,132         1.62%     $259,443         2.46%
                                  ============================================================================

Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2004 are scheduled to mature as follows:

                               (Dollar Amounts in Thousands)
                               -----------------------------
                        Three months or less                $ 9,546

                        Over three, through six months        3,505

                        Over six, through twelve months       3,496

                        Over twelve months                    9,277
                                                            -------

                        Total                               $25,824
                                                            =======

Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past three years:

                                                      Years ended December 31,
                                                      -------------------------
                                                       2004      2003      2002
                                                      -----     -----     -----
Return on average total
assets (net income divided by average total assets)     .93%      .80%      .73%

Return on average shareholders' equity (net
income divided by average shareholders' equity)       17.33     13.02     11.29

Equity to assets (average  shareholders' equity as
a percent of average total assets)                     5.34      6.18      6.45
Dividend payout ratio                                 25.10     27.63     31.06

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

                                                    (Dollar Amounts in Thousands)
                                                       As of December 31, 2004
                                                           Repriced Within
                                       --------------------------------------------------------

                                        Under 3        4 to 12          1 to 5          Over 5
                                        Months         Months           Years           Years
                                       ---------      ---------       ---------       ---------
Securities available-for-sale          $   6,926      $  28,679       $  83,915       $  56,126
Securities held-to-maturity                   13             43              15              --
Loan Portfolio                            61,389         22,475          57,670          76,686
Other                                         --             --              --           3,459
                                       ---------      ---------       ---------       ---------
Total interest earning assets             68,328         51,197         141,600         136,271

Interest-bearing liabilities
  Money Market                            12,724         16,954          68,908              --
   Savings                                 2,897          8,690          46,347              --
   Time                                   23,282         30,284          32,352              --
                                       ---------      ---------       ---------       ---------
Total interest-bearing deposits           38,903         55,928         147,607              --

Borrowed funds                            20,011         18,910          57,700              --
                                       ---------      ---------       ---------       ---------
Total interest-bearing liabilities        58,914         74,838         205,307              --

Periodic gap                           $   9,414      $ (23,641)      $ (63,707)      $ 136,271
                                       =========      =========       =========       =========

Cumulative gap                         $   9,414      $ (14,227)      $ (77,934)      $  58,337
                                       =========      =========       =========       =========

Cumulative gap as a percentage of
   total earning assets                     2.37%         (3.58)%        (19.61)%         14.68%
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

The following table presents the capital ratios for the Company and the Bank as of December 31, 2004:

                                                                      Minimum
                                 The Company's     The Bank's        Regulatory
                                     Ratio           Ratio         Capital Level
                                     -----           -----         -------------

RISK-BASED CAPITAL RATIO:

           Total Capital             14.91%          13.70%              8%
           Tier 1 Capital            14.30%          13.09%              4%

TIER 1 LEVERAGE CAPITAL RATIO:        7.61%           6.95%              4%

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

Safety and Soundness Standards

The federal banking agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality and earnings; (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss, and (9) information security standards. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency.

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

The Company's ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Company. The ability of the bank to pay dividends is subject to restrictions set forth in the National Banking Act and regulations of the OCC. See "Market Price for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" herein.

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

The Sarbanes-Oxley Act also prohibits insider transactions in the Company's stock during a lock out period of Company's pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Company's auditor. These reports would have been initially required for the Company's year ending December 31, 2005. On March 2, 2005, the Commission extended the original Section 404 compliance dates for all issuers in February 2004 (see Release No. 33-8392). Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer) and a foreign private issuer filing its annual reports on Form 20-F or 40-F, must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005, compliance date for non-accelerated filers and foreign private issuers. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the company. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

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

Employees

The Company, the Bank and its subsidiaries employ 89 full-time employees and 10 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

Forward Looking Statements

This Form 10-K and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for increased revenues and earnings for the Company and Bank through growth resulting from acquisitions, attraction of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

ITEM 2. PROPERTIES

The Company is not the owner or lessee of any properties. The properties described below are properties owned or leased by the Bank.

The Bank's main office is located at 13 North Street, Litchfield, Connecticut. In addition to the Bank's main office in Litchfield, the Bank has branches in Marble Dale, Washington Depot, Goshen, Roxbury and Torrington, Connecticut.

During the year ended December 31, 2004, the net rental expenses paid by the Bank for all of its office properties were approximately $151,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank, but does not include Other Real Estate Owned.

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
Main Office            13 North Street              Owned since 1816
                       Litchfield, CT

Marble Dale            Route 202                    Leased                   2005 with one
                       Marble Dale, CT                                       3 year extension

Washington Depot       Bryan Plaza                  Owned since 1959
                       Washington Depot, CT

Goshen                 Routes 4 & 63                Owned since 1989
                       Goshen, CT

Roxbury                Route 67                     Leased                   2009 with one 5 year
                       Roxbury, CT                                           extension

Torrington             990 Torringford Street       Leased                   2006 with one 5 year
                       Torrington, CT                                        extension

Trust Department       40 West Street               Owned since 1996
                       Old Borough Firehouse
                       Litchfield, CT

Accounting             15 Meadow Street             Leased                   2005
Department             Litchfield, CT

Torrington, North      397 Main Street              Leased                   2007 with option
                       Torrington, CT                                        to purchase

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business with the possible exception of the following matter.

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

The Bank is conducting discovery with respect to the merits of the underlying action and counterclaim. While the outcome of such litigation is unresolved, it is not expected to have any material adverse effect upon the financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL. As of March 3, 2005, there were 2,027,295 shares issued and outstanding, which were held by approximately 437 shareholders.

The  following  information,   provided  by  Oppenheimer  and  Co.,  sets  forth
transactions in the Company's Common Stock of each quarter of the two most recently completed fiscal years:

2003                           High/Low
                            ---------------
First Quarter ...........   $14.51   $13.61
Second Quarter ..........    16.00    14.10
Third Quarter ...........    18.10    14.72
Fourth Quarter ..........    22.70    17.67

2004                           High/Low
                            ---------------
First Quarter ...........   $25.00   $20.40
Second Quarter ..........    25.00    22.25
Third Quarter ...........    27.50    22.15
Fourth Quarter ..........    32.00    27.10

In December 2004, the Company's Board of Directors approved a 120,000 share Common Stock buyback program. As of March 3, 2005, the Company had not redeemed any outstanding Common Stock in connection with this program.

Dividends

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 2002, 2003 and 2004, the Company declared cash dividends of 40 cents per share, 42 cents per share and 50 cents per share, respectively. During 2002, 2003 and 2004 the Company declared stock dividends of 5.00%.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 2004, approximately $6,789,000, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

Recent Sales of Unregistered Securities

In the past three years, there have been no sales of unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2004:

                      Equity Compensation Plan Information

     -------------------------------------------------------------------------------------------------------------------------------
                  Plan Category               Number of          Weighted average exercise price      Number of securities remaining
                                           securities to be      of outstanding options, warrants     available for future issuance
                                             issued upon                    and rights
                                             exercise of
                                             outstanding
                                          options, warrants
                                              and rights
     -------------------------------------------------------------------------------------------------------------------------------
                                                  (a)                           (b)                                (c)
     -------------------------------------------------------------------------------------------------------------------------------
      Equity compensation plans approved        36,769                        $10.46                               N/A
                by shareholders
     -------------------------------------------------------------------------------------------------------------------------------
         Equity compensation plans not             N/A                           N/A                               N/A
           approved by shareholders
     -------------------------------------------------------------------------------------------------------------------------------
                     Total                      36,769                        $10.46                               N/A
     -------------------------------------------------------------------------------------------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Form 10-K. The selected balance sheet and income statement data as of and for the years ended December 31, 2004, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K. The balance sheet data as of December 31, 2002, 2001 and 2000, and income statement data for the years ended December 31, 2001, and 2000, are derived from audited consolidated financial statements of the Company not included herein.

                                                            At or For the Year Ended December 31,

                                           2004             2003             2002             2001             2000
                                       ------------     ------------     ------------     ------------     ------------
Income Statement Data
Interest Income                        $ 19,809,236     $ 16,609,791     $ 16,565,818     $ 17,134,418     $ 18,679,707
Interest Expense                          6,216,042        5,788,062        7,056,830        8,342,466        9,659,057
Net Interest Income                      13,593,194       10,821,729        9,508,988        8,791,952        9,020,650
Other Income                              2,432,094        2,643,623        2,406,363        2,242,073        1,874,700
Noninterest Expense                      10,228,091        9,497,832        8,825,163        8,193,263        8,092,630
Income Before Income Taxes                5,437,197        3,667,520        2,825,188        2,600,762        2,622,720
Income Taxes                              1,520,962          881,096          629,450          705,520          820,077
Net Income                                3,916,235        2,786,424        2,195,709        1,895,242        1,802,643

Balance Sheet Data
Total Loans and Loans Held for Sale     218,220,157      191,463,609      189,161,657      185,733,980      190,966,246
Allowance for Loan Losses                 1,389,947        1,149,454        1,011,052          957,731          971,891
Total Investment Securities             173,864,701      171,164,956       78,744,846       62,169,012       49,348,551
Total Assets                            424,304,747      393,771,197      306,803,031      270,475,563      264,827,542
Total Deposits                          300,847,379      303,556,487      268,681,943      238,573,826      217,279,356
Total Borrowings                         96,620,588       66,211,000       15,000,000       12,000,000       28,973,986
Total Liabilities                       399,759,074      371,488,266      285,803,815      252,200,381      247,807,784
Shareholders' Equity                     24,545,673       22,282,931       20,999,216       18,275,182       17,019,758

Selected Ratios and
Per Share Data

Return on Average Assets                        .93%             .80%             .73%             .73%             .69%
Return on Average Equity                      17.33%           13.02%           11.29%           10.62%           11.40%
Basic Net Income Per Share (1)         $       1.94     $       1.41     $       1.14     $        .98     $        .94
Diluted Net Income Per Share (1)               1.92             1.38             1.10              .96              .91
Price Per Share (1)                           30.00            20.65            15.13            13.78            11.76
Book Value Per Share (1)                      12.12            11.75            11.82            10.94            10.70
Dividends Declared:
    Cash (1)                           $        .50     $        .42     $        .40     $        .40     $        .40
    Stock                                      5.00%            5.00%            5.00%            5.00%            5.00%
Cash Dividend Yield                            1.67%            2.03%            2.64%            2.90%            3.40%

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

        SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

Selected quarterly data for 2004 and 2003 follows:

                                       First        Second         Third        Fourth
                                      Quarter       Quarter       Quarter       Quarter
                                    ----------    ----------    ----------    ----------
2004:
-----

Interest Income                     $4,624,490    $4,868,938    $5,086,128    $5,229,680
Interest Expense                     1,600,917     1,589,490     1,502,853     1,522,782
Net Interest Income                  3,023,573     3,279,448     3,583,275     3,706,898
Other Income                           569,666       634,458       510,600       717,370
Noninterest Expense                  2,627,443     2,486,437     2,514,088     2,600,123
Income Before Income Taxes             875,796     1,337,469     1,489,787     1,734,145
Income Taxes                           222,742       374,626       424,725       498,869
Net Income                             653,055       962,843     1,065,042     1,235,295

Basic Net Income Per Share (1)      $      .32    $      .48    $      .53    $      .61

Diluted Net Income Per Share (1)    $      .32    $      .47    $      .52    $      .61

2003:
-----

Interest Income                     $3,876,084    $3,956,810    $4,378,472    $4,398,425
Interest Expense                     1,335,231     1,337,213     1,534,219     1,581,399
Net Interest Income                  2,540,853     2,619,597     2,844,253     2,817,026
Other Income                           554,653       777,247       633,423       678,300
Noninterest Expense                  2,322,731     2,333,419     2,355,172     2,486,510
Income Before Income Taxes             697,775       988,425     1,047,504       933,816
Income Taxes                           137,035       239,420       278,490       226,151
Net Income                             560,740       749,005       769,014       707,665

Basic Net Income Per Share (1)      $      .28    $      .38    $      .39    $      .36

Diluted Net Income Per Share (1)    $      .28    $      .37    $      .38    $      .35

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of financial condition of the Company on a consolidated basis for the two years ended December 31, 2004 and 2003 and results of operations of the Company on a consolidated basis for the three years ended December 31, 2004, 2003 and 2002. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

Total assets as of December 31, 2004 were $424,304,747, an increase of $30,533,550 or 7.8% from year-end 2003 total assets of $393,771,197.

The securities portfolio totaled $173,864,701 as of December 31, 2004, an increase of 1.6% from the December 31, 2003 balance of $171,164,956. In 2004, securities purchases totaled $85,569,876, comprised mainly of State and Municipal and marketable equity securities. However, proceeds received from sales, maturities and principal amortizations of securities during 2004 offset much of the growth in the portfolio. This limited growth was indicative of Management's strategy to focus the earning asset growth towards loans rather than investments.

The net loan portfolio as of December 31, 2004 totaled $217,028,751. The net portfolio increased by 13.9% or $26,449,569, from the December 31, 2003 balance of $190,579,182. Loan growth during 2004 was realized in the commercial, construction and residential mortgage portfolios. The commercial mortgage portfolio totaled $33,655,103 as of December 31, 2004, increasing by $6,633,416 or 24.6% during 2004. Growth in commercial mortgages is due to the Bank's ability to offer creative financing solutions to credit worthy commercial customers. These solutions are competitively priced with an expedient loan approval process. Residential mortgages experienced the largest increase during the year, totaling $148,661,814 as of December 31, 2004, an increase of $22,345,098 or 17.7% from the December 31, 2003 balance of $126,316,716. This increase in residential mortgage lending is also attributed to competitively priced mortgage products, both for fixed and variable rate terms and particularly for large, nonconforming loans. Construction mortgages increased a similar 25.7% and totaled $11,596,972 as of year-end 2004. During 2003, the Bank began offering a construction mortgage product whereby at the end of the construction term, the loan automatically converts to a permanent mortgage. The popularity of this product has resulted in the increase in the construction loan portfolio. As of December 31, 2004, the installment loan portfolio totaled $6,315,197, decreasing by 21.6% from the year-end 2003 balance of $8,056,658. This decrease is due primarily to management's decision to discontinue the indirect dealer financing portfolio as well as to consumer alternatives for traditional consumer lending, particularly for vehicle financing. Finally, commercial loans totaled $17,910,953, which was a 13.7% decline from the previous year-end balance. Extreme price competition for commercial loans with high credit quality remains the primary reason for this decrease. Additionally, due to the continued low interest rate environment, many commercial customers have opted for longer term financing through commercial mortgages in the place of traditional commercial loan products.

Federal Home Loan Bank stock totaled $3,182,900, which was an increase of $793,100 or 33.2% over the December 31, 2003 balance. This increase is due to capital structure changes implemented during 2004 by the Federal Home Loan Bank of Boston, (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products.

Cash and cash equivalents totaled $12,222,713, as of December 31, 2004, decreasing by $479,595 or 3.8% compared to the balance of $12,702,308 as of December 31, 2003. As of December 31, 2004 and 2003, there were no investments in Federal Funds Sold.

Net premises and equipment totaled $2,769,827 as of December 31, 2004, which was similar to the year-end 2003 balance of $2,788,227. During 2004, depreciation and amortization of bank premises and equipment totaled $360,933 and purchases totaled $345,227.

As of December 31, 2004, the cash surrender value of life insurance totaled $8,906,407, increasing by $620,637 or 7.5% from the previous year's balance of $8,285,770. During 2004, the Company purchased additional bank-owned life insurance policies of $287,250. Such policies, through increases of their cash surrender value, which totaled $333,387 for 2004 and $359,258 for 2003, are expected to provide the Company with tax deferred appreciation and are used in conjunction with the long-term incentive compensation plan and other benefit plans for employees. The additional policies were purchased in order to include additional individuals in the long-term incentive compensation plans.

Deferred tax assets totaled $908,023 as of December 31, 2004, which is an increase of $505,481 over the December 31, 2003 balance of $402,542. This increase is due primarily to deferred taxes associated with the unrealized loss on available for sale securities.

Other assets totaled $3,140,511 which was an increase of 8.7% from the year-end 2003 balance of $2,888,018. The major reason for this increase is due to a higher level of prepaid expenses related to software and insurance.

Total liabilities were $399,759,074 as of December 31, 2004, an increase of $28,270,808, or 7.6% from the December 31, 2003 balance of $371,488,266.

Deposits as of December 31, 2004 were $300,847,379, decreasing less than 1% from the December 31, 2003 balance of $303,556,487. Deposit growth was experienced in demand and savings accounts. Demand deposits totaled $58,409,685 as of December 31, 2004 which was an increase of 18.6% or $9,170,281 from the year-end 2003 balance. Growth in demand deposits is related to the new Torrington branch as well to increases in commercial deposits. Savings deposits totaled $57,934,199, which was an increase of $3,317,818 or 6.1% from the December 31, 2003 balance. Growth in savings deposits is attributed to consumers shifting deposits from money market and certificates of deposit due to the low interest rate environment. Money market deposits totaled $98,585,769, which was a decrease of $5,151,911 or 5.0% from the December 31, 2003 balance of $103,737,680. The majority of this decrease was in deposits associated with the special money market promotion associated with the new Torrington branch. While many of these deposits have remained with the Bank over the last eighteen months, withdrawals by more rate sensitive consumers have caused a slight erosion of these deposits. Time certificates of deposit totaled $85,917,726 as of December 31, 2004. These deposits have decreased by 10.5% or $10,045,296 since year-end 2003. The cause of this decline continues to be consumer reluctance to commit to lock in interest rates at record low levels.

As of December 31, 2004, Federal Home Loan Bank (FHLBB), advances totaled $29,500,000 as compared to $35,200,000 as of December 31, 2003. The decrease in these borrowings was due to the fact that the Bank had no FHLBB overnight advances at year-end 2004. Overnight borrowings as of December 31, 2003 totaled $4,700,000. At December 31, 2004, borrowings under repurchase agreements totaled $60,109,588, an increase of $36,109,588 from year-end 2003. During 2004, additional borrowings under repurchase agreements were used to lock in funding in anticipation of rising interest rates, as well as to support the growth of earning assets. Additionally, $209,588 of repurchase agreements represent an overnight investment product offered to the Bank's cash management customers.

As of December 31, 2004 and 2003, the balance of subordinated debt totaled $7,011,000. During the second quarter of 2003, the Statutory Trust formed by the Company and issued trust preferred securities totaling $6,800,000. In turn, the proceeds thereof and an additional $211,000 was invested in junior subordinated debentures issued by the Company. The purpose of obtaining this funding was to increase the Company's regulatory capital level to enable organic growth through branching or leverage strategies as well as to have the ability to react to other corporate opportunities such as stock repurchases. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, more strict limitations. The Company has until March 31, 2009 to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company.

RESULTS OF OPERATIONS - 2004 COMPARED TO 2003

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year totaled $3,916,235 or $1.92 and $1.94 diluted and basic earnings per share, respectively. Earnings increased 40.5% or $1,129,811 from 2003 earnings of $2,786,424 or $1.38 and $1.41 diluted and basic earnings per share. The Company's return on average shareholders' equity totaled 17% for 2004 versus 13% for 2003.

The increased profitability resulted from growth in net interest income along with a continued commitment to manage non-interest expense.

Net Interest Income

Net interest income for the year of 2004 totaled $13,593,194, an increase of 25.6% or $2,771,465, from 2003. The improvement in net interest income is due to the growth of average earning assets. Average earning assets, which represent the Company's balance in loans, investment securities and Federal funds sold, totaled $396 million for 2004, up 23.4% from 2003 average earning assets of $321 million. This growth resulted primarily from additional borrowed funds and increases in average money market savings and demand deposits. Although earning asset growth was initially in investments, the earnings capacity was maximized by loan growth in 2004. This growth was realized in commercial, construction and residential mortgages. As shown below, the 2004 net interest margin increased slightly to 3.52% compared to the 3.49% margin for 2003. During 2004, the net interest margin was also enhanced by the effect the continued low interest rate environment has had on the Company's funding costs, specifically, as it relates to deposit rates.

                                                  2004                 2003
                                              ------------         ------------
Interest and dividend income                  $ 19,809,236         $ 16,609,791
Tax-equivalent adjustment                          348,445              369,262
Interest expense                                (6,216,042)          (5,788,062)
                                              ------------         ------------
Net interest income                           $ 13,941,639         $ 11,190,991
                                              ============         ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2004 and 2003. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(In thousands)

                                                              2004                                       2003
                                            ---------------------------------------    ---------------------------------------
                                                               Interest                                   Interest
                                               Average          Earned/      Yield/       Average          Earned/      Yield/
                                               Balance           Paid         Rate        Balance           Paid         Rate
                                            ------------     ------------    ------    ------------     ------------    ------
ASSETS
Interest Earning Assets:
Loans receivable                            $202,339,000     $ 11,773,081     5.82%    $184,913,000     $ 10,967,053     5.93%
Securities                                   192,160,000        8,369,793     4.36      129,949,000        5,944,022     4.57
Federal funds sold                             1,317,000           14,807     1.12        6,072,000           67,978     1.12
                                            ------------     ------------              ------------     ------------
Total interest earning assets                395,816,000       20,157,681     5.09      320,934,000       16,979,053     5.29

Allowance for loan losses                     (1,288,000)                                (1,054,000)
Cash & due from banks                         13,119,000                                 10,782,000
Premises and equipment                         2,823,000                                  2,771,000
Net unrealized (loss) gain on securities      (1,936,000)                                   381,000
Foreclosed real estate                            69,000                                    300,000
Other assets                                  14,208,000                                 12,458,000
                                            ------------                               ------------

Total Average Assets                        $422,811,000                               $346,572,000
                                            ============                               ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                            $ 56,174,000     $    149,026     0.27%    $ 50,750,000     $    342,016      .67%
Money market deposits                        106,266,000        1,240,755     1.17       92,691,000        1,296,833     1.40
Time deposits                                 89,530,000        2,247,604     2.51       99,491,000        3,048,400     3.06
Borrowed funds                                92,566,000        2,578,657     2.79       33,688,000        1,100,813     3.27
                                            ------------     ------------              ------------     ------------
Total interest bearing liabilities           344,536,000        6,216,042     1.80      276,620,000        5,788,062     2.09
Demand deposits                               54,333,000                                 46,200,000
Other liabilities                              1,343,000                                  2,345,000
Shareholders' Equity                          22,599,000                                 21,407,000
                                            ------------                               ------------

Total Liabilities and Equity                $422,811,000                               $346,572,000
                                            ============                               ============

Net interest income                                          $ 13,941,639                               $ 11,190,991
                                                             ============                               ============
Net interest spread                                                           3.29%                                      3.20%
                                                                              ====                                       ====
Net interest margin                                                           3.52%                                      3.49%
                                                                              ====                                       ====

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2004 when compared to the year ended December 31, 2003 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

Tax equivalent net interest income for 2004 increased $2,750,648 or 24.6% over 2003. Interest income on average earning assets for 2004 totaled $20,157,681 which was an increase of 18.7% or $3,178,628 from 2003 interest income. This increase primarily relates to the growth of investment income which was up 40.8% or $2,425,771 from the previous year. As shown in the Rate/Volume Analysis below, this increase is primarily due to higher average balances in the investment portfolio. Similarly, interest income on loans increased by $806,028, reflecting increases related to the 2004 loan portfolio which, on average, was $17.4 million higher than 2003. Also impacting the improvement in loan income was additional interest income related to the favorable resolution of a nonperforming loan during the fourth quarter of 2004. The related costs for funding the higher level of earning assets totaled $1,831,004, which was $1,854,764 lower than corresponding increase in income from those earning assets.

The 2004 net interest margin (net interest income divided by average earning assets) was 3.52%, up slightly from the 2003 margin of 3.49%. The 2004 yield on earning assets was 5.09%, declining 20 basis points from the 2003 yield of 5.29%. The continued low interest rate environment has affected the interest rates earned on new earning assets as well as the interest rates on repricing assets. Funding costs were 1.80% which was a decline of 29 basis points. This decline is also attributed to the relatively low level of interest rates, especially as it impacted the ability to price core deposits and obtain low cost longer term borrowed money.

                                                    2004 Compared to 2003
                                                    ---------------------
                                                 Increase (Decrease) Due to
                                                 --------------------------
                                          Volume            Rate            Total
                                       -----------      -----------      -----------
Interest earned on:
Loans Receivable                       $ 1,017,213        ($211,185)     $   806,028
Investment Securities                    2,722,016         (296,245)       2,425,771
Federal Funds Sold                         (53,459)             288          (53,171)
                                       -----------      -----------      -----------
Total interest earning assets            3,685,770         (507,142)       3,178,628
                                       -----------      -----------      -----------

Interest paid on:
Deposits                                   168,730       (1,218,596)      (1,049,864)
Borrowed money                           1,662,274         (184,430)       1,477,844
                                       -----------      -----------      -----------
Total interest bearing liabilities       1,831,004       (1,403,026)         427,980
                                       -----------      -----------      -----------
Increase in net interest income        $ 1,854,764      $   895,884      $ 2,750,648
                                       ===========      ===========      ===========

The $2,750,648 increase in net interest income reflects increased income of $895,884 resulting from larger interest rate decreases on interest bearing liabilities as compared to rate decreases on interest earning assets, and an increase of $1,854,764 attributed to the increased volume of average interest earning assets and interest bearing liabilities.

Noninterest Income

Noninterest income for 2004 totaled $2,432,094, decreasing $211,529, or 8.0% from 2003 noninterest income of $2,643,623. The primary reason for the decrease in noninterest income is due to a lower level of gains on available for sale securities occurring during 2004. Sales of securities transacted for yield and price volatility maintenance purposes resulted in gains totaling $34,450 in 2004, which is a decrease of $258,571 from similar gains totaling $293,021 in 2003. Fees from trust services totaled $887,268, decreasing $112,228 from 2003 trust fee income of $999,496. This decline is due mostly to fewer estate settlement fees, and a nonrecurring rebate of trust fees occurring during the first quarter of 2004.

Offsetting some of the decreases in noninterest income, banking service charges and fees totaled $954,373 in 2004, which was an increase of $111,752 or 13.3% from 2003. Growth in these fees is due to higher fee income primarily from overdraft income on demand deposit accounts. Also offsetting some of the decline in noninterest income was a $45,138 gain recorded from the sale of OREO property during the first quarter of 2004. There were no similar gains during 2003.

Noninterest Expenses

Noninterest expenses totaled $10,228,091 in 2004, an increase of 7.7% from 2003 noninterest expenses of $9,497,832. This increase is primarily attributed to costs for additional staffing and related benefits as well as to increases in computer services. Both these cost increases are the result of additional staffing and computer services for improved product delivery and sales development. During the year, the Company realized savings resulting from the efficient use of technology as well as other cost cutting initiatives which resulted in the containment of increases in noninterest costs such as supplies, net occupancy and equipment expenses, advertising and consulting expenses.

Salary and benefits costs totaled $5,687,762, increasing $542,660 or 10.5% from 2003 costs of $5,145,102. This increase is due to increased staffing costs, pension, group insurance and payroll tax expenses. Staffing costs increased due to a full year of costs for the new branch as well as additional positions created over the last year. The positions are in the areas of information technology, marketing, compliance and lending and are reflective of Management's focus on market growth and customer service. As of December 31, 2004 the number of employees on a full-time equivalent basis totaled 93.

Computer services costs totaled $849,579 for 2004 which was an increase of $119,425 or 16.4% from 2003. A larger customer base and increased costs for ancillary services such as cash management, business debit card and other banking products contributed to this increase. Some of this increase is also related to lower 2003 costs due to vendor credits emanating from the 2002 core processor conversion. Net occupancy and equipment costs totaled $1,033,916 which was a decrease of $56,332 or 5.2% from 2003 costs. This decrease is attributed to lower expenses related to maintenance, repairs and depreciation on equipment and bank properties. Legal fees totaled $201,556 in 2004 which were 44.8% above 2003 costs. The increase in this expense is related to professional advice and representation for new products and services, personnel, loan collections and other corporate matters. Advertising expense decreased by $49,219, or 13.9%, from 2003. This decrease is mostly due to one-time public relations and marketing costs associated with the 2003 branch opening. Other noninterest expense totaled $1,470,310, which was an increase of $155,971 or 11.9% from 2003 costs. Increases in this expense were in the areas of training, travel, insurance, exam and audit, regulatory assessments, computer software and contributions. The aforementioned increases in expense are due both to the Company's growth and commitment to service excellence and excellence in financial performance, as well as the increased costs associated with regulatory compliance. During 2004, Management committed extensive resources to training in such areas as Bank Secrecy, U.S. Patriot Act, as well as in other compliance areas.

Finally, during 2003, Management created a corporate initiative to review and determine the most efficient uses of resources as they pertain to operating expenses. While this initiative is still in its infancy stage, the cost control efforts implemented thus far have resulted in expense reductions in such areas as postage, advertising, supplies and occupancy and equipment expenses.

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year ended December 31, 2003, was $2,786,424, which was an increase of $590,715 or 26.9% compared to 2002 net income of $2,195,709. Diluted net income per share amounted to $1.38, increasing from $1.10 per share in 2002. Basic net income per share was $1.41 increasing $.27 from $1.14 per share in 2002. The improvement in earnings is primarily the result of increased net interest income due both to earning asset growth and yield maintenance. Increased income from non-interest sources such as trust fees, deposit service charges and increases in the cash surrender value of bank-owned life insurance also contributed to this growth. Offsetting some of the improvement in earnings were increases in noninterest expense, a significant portion of which was attributed to the new branch opening.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(In thousands)

                                                         2003                                       2002
                                       ---------------------------------------    ---------------------------------------
                                                          Interest                                   Interest
                                          Average          Earned/      Yield/       Average          Earned/      Yield/
                                          Balance           Paid         Rate        Balance           Paid         Rate
                                       ------------     ------------    ------    ------------     ------------    ------
ASSETS
Interest Earning Assets:
Loans receivable                       $184,913,000     $ 10,967,053     5.93%    $191,027,000     $ 12,615,661     6.60%
Securities                              129,949,000        5,944,022     4.57       81,658,000        4,149,634     5.08
Federal funds sold                        6,072,000           67,978     1.12        8,706,000          138,395     1.59
                                       ------------     ------------              ------------     ------------
Total interest earning assets           320,934,000       16,979,053     5.29      281,391,000       16,903,690     6.01

Allowance for loan losses                (1,054,000)                                  (978,000)
Cash & due from banks                    10,782,000                                  8,489,000
Premises and equipment                    2,771,000                                  2,553,000
Net unrealized gain on securities           381,000                                    823,000
Foreclosed real estate                      300,000                                    300,000
Other assets                             12,458,000                                  8,977,000
                                       ------------                               ------------

Total Average Assets                   $346,572,000                               $301,555,000
                                       ============                               ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                       $ 50,750,000     $    342,016     0.67%    $ 42,785,000     $    479,399     1.12%
Money market deposits                    92,691,000        1,296,833     1.40       68,269,000        1,390,838     2.04
Time deposits                            99,491,000        3,048,400     3.06      107,987,000        4,512,287     4.18
Borrowed funds                           33,688,000        1,100,813     3.27       21,193,000          674,306     3.18
                                       ------------     ------------              ------------     ------------
Total interest bearing liabilities      276,620,000        5,788,062     2.09      240,234,000        7,056,830     2.94
Demand deposits                          46,200,000                                 40,402,000
Other liabilities                         2,345,000                                  1,478,000
Shareholders' Equity                     21,407,000                                 19,441,000
                                       ------------                               ------------

Total Liabilities and Equity           $346,572,000                               $301,555,000
                                       ============                               ============

Net Interest Income                                     $ 11,190,991                               $  9,846,860
                                                        ============                               ============
Net interest spread                                                      3.20%                                      3.07%
                                                                         ====                                       ====
Net interest margin                                                      3.49%                                      3.50%
                                                                         ====                                       ====

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

                                                    2003 Compared to 2002
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

Non-accrual, Past Due and Restructured Loans and Other Real Estate Owned

The Bank's non-accrual loans, other real estate owned and loans past due in excess of ninety days and accruing interest at December 31, 2000 through 2004 are presented below.

                                                                    December 31,
                                            2004          2003          2002          2001          2000
                                         ----------    ----------    ----------    ----------    ----------
Non-accrual loans                        $1,634,999    $1,424,097    $1,487,475    $  895,180    $  781,170
Other real estate owned                          --       300,000       300,000       300,000       300,000
                                         ----------    ----------    ----------    ----------    ----------
Total non-performing assets              $1,634,999    $1,724,097    $1,787,475    $1,195,180    $1,081,170
                                         ==========    ==========    ==========    ==========    ==========

Loans past due in excess of
    ninety days and accruing interest    $       --    $       --    $   56,729    $    3,136    $       --
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

Restructured loans on non-accrual status are included in the table above. As of December 31, 2004, there were no restructured loans considered performing.

Had the non-accrual loans performed in accordance with their original terms, gross interest income for the years ended December 31, 2004, 2003 and 2002 would have increased by approximately $14,000, $73,000 and $80,000, respectively.

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at December 31, 2004. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

The following table summarizes the Bank's OREO, past due and non-accrual loans, and non-performing assets as of December 31, 2004, 2003 and 2002.

                                                                                      December 31,
                                                                           2004           2003           2002
                                                                        ----------     ----------     ----------
Non-accrual loans                                                       $1,634,999     $1,424,097     $1,487,475
Other real estate owned                                                         --        300,000        300,000
                                                                        ----------     ----------     ----------
Total non-performing assets                                             $1,634,999     $1,724,097     $1,787,475
                                                                        ==========     ==========     ==========
Loans past due in excess of ninety days and accruing interest           $       --     $       --     $   56,729
                                                                        ==========     ==========     ==========
Ratio of non-performing assets to total loans and OREO                         .75%           .90%           .95%
Ratio of non-performing assets and loans past due in excess
   of ninety days accruing interest to total loans and OREO                    .75%           .90%           .98%
Ratio of allowance for loan losses to total loans                              .64%           .60%           .54%
Ratio of allowance for loan losses to non-performing assets and
   loans in excess of ninety days past due and accruing interest             85.01%         66.67%         54.82%
Ratio of non-performing assets and loans in excess of ninety
   days past due and accruing interest to total shareholders' equity          6.66%          7.74%          8.78%

Total non-performing assets decreased by $89,098 or 5.2% to $1,634,999 at December 31, 2004 from $1,724,097, at December 31, 2003. The decrease in non-performing assets from year-end 2003 is due mostly to the sale of OREO property totaling $300,000 during 2004. There were no loans past due in excess of ninety days and accruing interest at December 31, 2004 and December 31, 2003.

Total non-performing assets represented .75% of total loans and other real estate owned at year-end December 31, 2004 compared to .90% at year-end 2003. The allowance for loan losses as of December 31, 2004 was .64% of total loans. This is an increase from the previous two years when the allowance was approximately .60 and .54% of total loans. The allowance for loan losses provided coverage for 85.0% of non-accrual loans at December 31, 2004, as compared to 80.7% at December 31, 2003. The increase in the coverage ratio is a result of increased provisions for loan losses as the Bank focuses on commercial loan products.

Potential Problem Loans

As of December 31, 2004, there were no potential problem loans not disclosed above which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2000 through 2004. The allowance is maintained at a level consistent with the identified loss potential and the perceived risk in the portfolio.

                                                           (Dollar Amounts in Thousands)
                                                                    December 31,
                                                 --------------------------------------------------
                                                  2004       2003       2002       2001       2000
                                                 ------     ------     ------     ------     ------
Balance, at beginning of period                  $1,149     $1,011     $  958     $  972     $1,014
Loans charged-off:
  Commercial and financial                           80         30         22         --         --
  Real estate                                        --         --         --         --         24
  Installment loans to individuals                  104        279        227        314        275
                                                 ------     ------     ------     ------     ------
                                                    184        309        249        314        299
                                                 ------     ------     ------     ------     ------
Recoveries on loans charged-off:
  Commercial and financial                           --         --         --         --          3
  Real estate                                        --         --         --         --         --
  Installment loans to individuals                   65        147         37         60         74
                                                 ------     ------     ------     ------     ------
                                                     65        147         37         60         77
                                                 ------     ------     ------     ------     ------
Net loans charged-off                               119        162        212        254        222
                                                 ------     ------     ------     ------     ------
Provisions charged to operations                    360        300        265        240        180
                                                 ------     ------     ------     ------     ------

Balance, at end of period                        $1,390     $1,149     $1,011     $  958     $  972
                                                 ======     ======     ======     ======     ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period       .06%       .09%       .11%       .14%       .12%
                                                 ======     ======     ======     ======     ======

Ratio of allowance for loan losses
  to total loans                                    .64%       .60%       .54%       .52%       .51%
                                                 ======     ======     ======     ======     ======

During 2004, net charge-offs totaled $119,000, which is a decrease of $43,000 from 2003 net charge-offs of $162,000. The decrease in net charge-offs was due to a lower level of net charge-offs in the installment loan portfolio. Over the last five years, the Bank experienced higher levels of charge-offs which were directly related to the consumer loans acquired through the indirect dealer financing of primarily automobiles, boats and motorcycles. Net charge-offs totaled $39,000 from these loans in 2004 decreasing $93,000 from 2003. The lower level of net charge-offs is mostly related to lower balance in this portfolio as well as to intensified collection efforts. Due to the credit risks associated with this lending, the Bank substantially eliminated future originations of loans through indirect dealer financing during 2000.

The following table reflects the allowance for loan losses as of December 31, 2004, 2003, 2002, 2001 and 2000.

                      Analysis of Allowance for Loan Losses
                             (Amounts in thousands)
                                  December 31,

Loans by Type                    2004                                 2003                                 2002
--------------------------------------------------------------------------------------------------------------------------
                                      Percentage                           Percentage                           Percentage
                Allocation of        of Loans in     Allocation of        of Loans in     Allocation of        of Loans in
                Allowance for      Each Category     Allowance for      Each Category     Allowance for      Each Category
                  Loan Losses     to Total Loans       Loan Losses     to Total Loans       Loan Losses     to total Loans
Commercial
  & Financial          $  261              8.21%            $  224             10.84%            $   71              5.58%
Real Estate
  Construction             82              5.31                 48              4.82                 23              5.29
  Residential             550             68.13                314             65.97                330             65.36
  Commercial              379             15.42                367             14.11                132             16.18
Installment                58              2.89                170              4.21                237              7.56
Other                      39              0.04                 --              0.05                 --              0.03
Unallocated                21                --                 26                --                218                --
                       ---------------------------------------------------------------------------------------------------
Total                  $1,390            100.00%            $1,149            100.00%            $1,011            100.00%
                       ===================================================================================================

Loans by Type                   2001                                      2000
----------------------------------------------------------------------------------------------
                                         Percentage                                 Percentage
                Allocation of           of Loans in        Allocation of           of Loans in
                Allowance for         Each Category        Allowance for         Each Category
                  Loan Losses        to Total Loans          Loan Losses        to Total Loans
Commercial
  & Financial          $   21                 3.85%               $   25                 4.26%
Real Estate
  Construction             16                 2.88                    22                 2.84
  Residential             289                66.59                   273                62.43
  Commercial              120                14.42                    99                13.32
Installment               250                12.06                   338                16.90
Other                      --                 0.20                    --                 0.25
Unallocated               262                   --                   215                   --
                ------------------------------------------------------------------------------
Total                  $  958               100.00%               $  972               100.00%
                ==============================================================================

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

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings for the years ended December 31:

                                        2004            2003            2002
                                    -----------     -----------     -----------
      Balance at December 31,       $        --     $ 4,700,000     $ 1,000,000
      Maximum Month-End Borrowings   14,000,000       8,500,000      13,000,000
      Average Balance                 6,851,000       2,111,000       7,722,000
      Average Rate                         2.02%           1.29%           2.23%

CONTRACTUAL COMMITMENTS

In the normal course of business the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements. See Notes G, H and I of the Notes to Consolidated Financial Statements. The following table summarizes the Company's significant contractual obligations at December 31, 2004.

                                                              Payments due by period
                                        --------------------------------------------------------------------
                                                      Less than                                    More than
                                          Total         1 year       1-3 years      3-5 years        5 years
                                        --------      ---------       --------       --------      ---------
                                                               (Amounts in thousands)
      Time Deposit Maturities           $ 85,918       $ 52,972       $ 32,614       $    332       $     --
      Short-term Borrowings                  210            210             --             --             --
      Long-term Debt                      96,411         31,700         38,650         19,050          7,011
      Operating lease obligations            288            125            140             23             --
                                        --------       --------       --------       --------       --------
             Total                      $182,827       $ 85,007       $ 71,404       $ 19,405       $  7,011
                                        ========       ========       ========       ========       ========

OFF-BALANCE SHEET ARRANGEMENTS

See Note O on page F-26 of the consolidated financial statements for the disclosure of off-balance sheet arrangements.

CAPITAL

At December 31, 2004, total shareholders' equity was $24,545,673 compared to $22,282,931 at December 31, 2003. From a regulatory perspective, the Bank's capital ratios place the Bank in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 2004:

                                                     Minimum
                                                   Regulatory
                                                  Capital Level      The Company     The Bank
                                                  -------------      -----------     --------
            Tier 1 leverage capital ratio                    4%            7.61%        6.95%

            Tier 1 risk-based capital ratio                  4%           14.30%       13.09%

            Total risk-based capital ratio                   8%           14.91%       13.70%

Included in the Company's capital used to determine these ratios at December 31, 2004 is $6.8 million related to the Company's investment in First Litchfield Statutory Trust I, which is recorded as subordinated debt in the Company's balance sheets as December 31, 2004 and 2003. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March

1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, more strict limitations. The Company has until March 31, 2009 to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company.

INCOME TAXES

The income tax expense for 2004 totaled $1,520,962 in comparison to $881,096 in 2003 and $629,479 in 2002. The increases in income tax expense are due to higher levels of taxable income in 2003 and 2004. The effective tax rates for 2004, 2003 and 2002 were 28%, 24% and 22% respectively. The increase in taxes was mitigated by the Company's investments in state and municipal securities as well as in bank-owned life insurance. Income from these assets is not subject to Federal income taxes. The higher proportion of taxable to nontaxable income in 2003 and 2004 is reflected in the higher effective tax rates. Also, in all years, provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC"), which was formed by the Bank in 2000. The income from LMSC is considered passive investment income pursuant to Connecticut law, under which LMSC was formed and is operating, and is not subject to state taxes which resulted in no state tax expense for all years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main components of market risk for the Company are equity price risk, credit risk, interest rate risk and liquidity risk. The Company's common stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol "FLFL". As a result, the value of its common stock may fluctuate or respond to price movements relating to the banking industry or other indicia of investment.

The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of senior management and other officers. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. The Company manages its interest-rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles and rate forecast estimates on net interest income. These simulations take into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits and other factors. The results of these simulations are compared to earnings tolerance limits set forth in the Bank's Asset/Liability Policy. The rate-shock simulation projects the impact of instantaneous parallel shifts in the yield curve. At December 31, 2004, an instantaneous rate increase of 100 basis points indicates a positive change of $391,000 or a 2.43% increase in net interest income. An instantaneous decrease in rates of 100 basis points indicates a negative change of $571,000 or a 3.54% decrease in net interest income.

The table below sets forth the estimated changes in the Company's net interest income which would result from various instantaneous changes in the yield curve. The Company's interest rate risk and liquidity position has not significantly changed from year end 2004.

                                                Net Interest Income
                                     -------------------------------------------
Change in Interest Rates             Estimated       Amount of           Percent
     (basis points)                    Value           Change            Change
------------------------             ---------       ---------           -------
+300                                  $15,192         $  (934)           (5.79%)
+200                                   15,491            (635)           (3.94%)
+100                                   16,517             391             2.43%
Base                                   16,126
-100                                   15,555            (571)           (3.54%)

A discussion of credit risk can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Information
----------------------------

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets at December 31, 2004 and 2003                    F-2

Consolidated Statements of Income for the Years Ended
   December 31, 2004, 2003 and 2002                                          F-3

Consolidated Statements of Changes in Shareholders' Equity for the
   Years Ended December 31, 2004, 2003 and 2002                              F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2004, 2003 and 2002                                    F-5

Notes to Consolidated Financial Statements                           F-6 to F-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary
Litchfield, Connecticut

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


                                                     /s/ McGladrey & Pullen, LLP
                                                     ---------------------------
                                                         McGladrey & Pullen, LLP

New Haven, Connecticut
March 11, 2005

CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                              2004            2003
                                                                                            ------------    ------------
ASSETS
Cash and due from banks (Note B)                                                            $ 12,222,713    $ 12,702,308
                                                                                            ------------    ------------
                                                                CASH AND CASH EQUIVALENTS     12,222,713      12,702,308
                                                                                            ------------    ------------
Securities (Note C):
   Available for sale securities, at fair value                                              173,793,755     171,047,150
   Held to maturity securities (fair value $70,196-2004; $119,021-2003)                           70,946         117,806
                                                                                            ------------    ------------
                                                                         TOTAL SECURITIES    173,864,701     171,164,956
                                                                                            ------------    ------------

Federal Home Loan Bank stock, at cost (Note H)                                                 3,182,900       2,389,800
Federal Reserve Bank stock, at cost                                                              225,850         225,850
Other restricted stock, at cost                                                                   50,000          50,000

Loans Receivable, Net of allowance for loan losses of
          $1,389,947-2004, $1,149,454-2003 (Notes D and E)                                   217,028,751     190,579,182

Premises and equipment, net (Note F)                                                           2,769,827       2,788,227
Foreclosed real estate                                                                                --         300,000
Deferred income taxes (Note J)                                                                   908,023         402,542
Accrued interest receivable                                                                    2,005,064       1,994,544
Cash surrender value of insurance (Note K)                                                     8,906,407       8,285,770
Other assets (Notes H and  K)                                                                  3,140,511       2,888,018
                                                                                            ------------    ------------
                                                                             TOTAL ASSETS   $424,304,747    $393,771,197
                                                                                            ============    ============
LIABILITIES
Deposits (Note I):
   Noninterest-bearing                                                                      $ 58,409,685    $ 49,239,404
   Interest-bearing                                                                          242,437,694     254,317,083
                                                                                            ------------    ------------
   Total deposits                                                                            300,847,379     303,556,487
Federal Home Loan Bank advances (Note H)                                                      29,500,000      35,200,000
Repurchase agreements with financial institutions (Note H)                                    59,900,000      24,000,000
Repurchase agreements with customers                                                             209,588              --
Subordinated debt (Note H)                                                                     7,011,000       7,011,000
Accrued expenses and other liabilities (Note K)                                                2,291,107       1,720,779
                                                                                            ------------    ------------
                                                                        TOTAL LIABILITIES    399,759,074     371,488,266
                                                                                            ------------    ------------
Commitments and contingencies (Notes G, H, K, M and O)                                                --              --
SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)
Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
Common stock $.01 par value
   Authorized--5,000,000 shares
   Issued--2,130,843 shares, outstanding--2,025,657 shares--2004 and
   Issued--1,997,395 shares, outstanding--1,897,217 shares--2003                                  21,308          19,974
Additional paid-in capital                                                                    19,892,870      16,719,130
Retained earnings                                                                              6,555,092       6,355,277
Less Treasury stock at cost--105,186 shares--2004, 100,178 shares--2003                         (701,061)       (701,061)
Accumulated other comprehensive loss - net unrealized loss on available
   for sale securities (net of taxes) (Note S)                                                (1,222,536)       (110,389)
                                                                                            ------------    ------------
                                                               TOTAL SHAREHOLDERS' EQUITY     24,545,673      22,282,931
                                                                                            ------------    ------------
                                                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $424,304,747    $393,771,197
                                                                                            ============    ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                             2004          2003          2002
                                                                                 -----------   -----------   -----------
INTEREST INCOME

Interest and fees on loans                                                       $11,771,218   $10,964,442   $12,611,742

Interest on:
   Mortgage-backed securities                                                      4,632,822     3,045,454     2,609,893
   U.S. Treasury and agency securities                                             2,512,126     1,651,359       511,758
   State and municipal securities-tax exempt                                         717,140       763,270       642,102
   Corporate bonds and other securities                                              161,123       117,288        51,928
   Federal funds sold and other interest income                                       14,807        67,978       138,395
                                                                                 -----------   -----------   -----------
                                                         TOTAL INTEREST INCOME    19,809,236    16,609,791    16,565,818
                                                                                 -----------   -----------   -----------
INTEREST EXPENSE

Interest on deposits:
   Savings                                                                           149,026       342,016       479,399
   Money market                                                                    1,240,755     1,296,833     1,390,838
   Time certificates of deposit in denominations
      of $100,000 or more                                                            626,223       810,764     1,107,520
   Other time certificates of deposit                                              1,621,381     2,237,636     3,404,767
                                                                                 -----------   -----------   -----------
                                                    TOTAL INTEREST ON DEPOSITS     3,637,385     4,687,249     6,382,524

Interest on Federal Home Loan Bank advances                                          932,271       520,288       408,207
Interest on repurchase agreements                                                  1,331,136       430,471       266,099
Interest on subordinated debt                                                        315,250       150,054            --
                                                                                 -----------   -----------   -----------

                                                        TOTAL INTEREST EXPENSE     6,216,042     5,788,062     7,056,830
                                                                                 -----------   -----------   -----------
                                                           NET INTEREST INCOME    13,593,194    10,821,729     9,508,988
PROVISION FOR LOAN LOSSES (Note E)                                                   360,000       300,000       265,000
                                                                                 -----------   -----------   -----------

                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES    13,233,194    10,521,729     9,243,988
                                                                                 -----------   -----------   -----------
NONINTEREST INCOME

Banking service charges and fees                                                     954,373       842,621       756,097
Trust income                                                                         887,268       999,496       956,452
Gains on sales of available for sale securities (Note C)                              34,450       293,021       134,985
Increase in cash surrender value of insurance                                        333,387       359,258       317,912
Other                                                                                222,616       149,227       240,917
                                                                                 -----------   -----------   -----------
                                                      TOTAL NONINTEREST INCOME     2,432,094     2,643,623     2,406,363
                                                                                 -----------   -----------   -----------
NONINTEREST EXPENSES

Salaries                                                                           4,361,742     4,031,413     3,879,956
Employee benefits (Note K)                                                         1,326,020     1,113,689     1,103,700
Computer services                                                                    849,579       730,154       814,070
Net occupancy                                                                        646,504       693,337       494,737
Equipment                                                                            387,412       396,911       323,415
Advertising                                                                          304,766       353,985       208,334
Commissions, services and fees                                                       228,039       241,598       235,767
Supplies                                                                             166,674       195,978       184,275
Postage                                                                              139,481       145,285       120,490
Legal fees                                                                           201,556       139,248       208,544
Director fees                                                                        139,390       131,975       113,040
OREO and non-performing loan expenses - net                                            6,618         9,920        28,842
Other                                                                              1,470,310     1,314,339     1,109,993
                                                                                 -----------   -----------   -----------
                                                    TOTAL NONINTEREST EXPENSES    10,228,091     9,497,832     8,825,163
                                                                                 -----------   -----------   -----------
                                                   INCOME  BEFORE INCOME TAXES     5,437,197     3,667,520     2,825,188
PROVISION FOR INCOME TAXES (Note J)                                                1,520,962       881,096       629,479
                                                                                 ===========   -----------   -----------
                                                                    NET INCOME   $ 3,916,235   $ 2,786,424   $ 2,195,709
                                                                                 ===========   ===========   ===========
EARNINGS PER SHARE (Note L)
                                                    BASIC NET INCOME PER SHARE   $      1.94   $      1.41   $      1.14
                                                                                 ===========   ===========   ===========
                                                  DILUTED NET INCOME PER SHARE   $      1.92   $      1.38   $      1.10
                                                                                 ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2004, 2003 and 2002

                                                                                                       Accumulated
                                                       Additional                                         Other            Total
                                           Common        Paid-In       Retained        Treasury       Comprehensive    Shareholders'
                                           Stock         Capital        Earning          Stock        Income (Loss)        Equity
                                        -----------    -----------    -----------     -----------     -------------    -------------
BALANCE, DECEMBER 31, 2001              $    17,606    $13,000,271    $ 5,943,052     $  (701,061)     $    15,314      $18,275,182
                                                                                                                        -----------

Comprehensive Income:
   Net income                                    --             --      2,195,709              --               --        2,195,709
   Unrealized holding gain on
      available for sale securities,
      net of taxes (Note S)                      --             --             --              --          944,969          944,969
                                                                                                                        -----------
   Total comprehensive income                                                                                             3,140,678
                                                                                                                        -----------
Cash dividends declared $.40 per share           --             --       (678,661)             --               --         (678,661)
5% stock dividend declared
   November 26, 2002--88,958 shares
   including 4,543 treasury shares              890      1,266,762     (1,267,652)             --               --               --
Fractional shares paid in cash                   --             --         (3,282)             --               --           (3,282)
Stock options exercised-23,156 shares           231        219,703             --              --               --          219,934
Deferred tax benefit on stock options
   exercised (Note M)                            --         45,365             --              --               --           45,365
                                        -----------    -----------    -----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 2002                   18,727     14,532,101      6,189,166        (701,061)         960,283       20,999,216
                                                                                                                        -----------

Comprehensive Income:
   Net income                                    --             --      2,786,424              --               --        2,786,424
   Unrealized holding loss on
      available for sale securities,
      net of taxes (Note S)                      --             --             --              --       (1,070,672)      (1,070,672)
                                                                                                                        -----------
   Total comprehensive income                                                                                             1,715,752
                                                                                                                        -----------
Cash dividends declared $.42 per share           --             --       (765,376)             --               --         (765,376)
5% stock dividend declared
   November 20, 2003--94,896 shares
   including 4,770 treasury shares              949      1,849,523     (1,850,472)             --               --               --
Fractional shares paid in cash                   --             --         (4,465)             --               --           (4,465)
Stock options exercised-29,761 shares           298        255,232             --              --               --          255,530
Deferred tax benefit on stock options
   exercised (Note M)                            --         82,274             --              --               --           82,274
                                        -----------    -----------    -----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 2003                   19,974     16,719,130      6,355,277        (701,061)        (110,389)      22,282,931
                                                                                                                        -----------

Comprehensive Income:
   Net income                                    --             --      3,916,235              --               --        3,916,235
   Unrealized holding loss on
      available for sale securities,
      net of taxes (Note S)                      --             --             --              --       (1,112,147)      (1,112,147)
                                                                                                                        -----------
   Total comprehensive income                                                                                             2,804,088
                                                                                                                        -----------
Cash dividends declared $.50 per share           --             --       (976,494)             --               --         (976,494)
5% stock dividend declared
   November 17, 2004--101,242 shares
   including 5,008 treasury shares            1,012      2,732,522     (2,733,534)             --               --               --
Fractional shares paid in cash                   --             --         (6,392)             --               --           (6,392)
Stock options exercised-32,206 shares           322        280,460             --              --               --          280,782
Deferred tax benefit on stock options
   exercised (Note M)                            --        160,758             --              --               --          160,758
                                        -----------    -----------    -----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 2004              $    21,308    $19,892,870    $ 6,555,092     $  (701,061)     $(1,222,536)     $24,545,673
                                        ===========    ===========    ===========     ===========      ===========      ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                                   2004            2003            2002
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $  3,916,235    $  2,786,424    $  2,195,709
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization and accretion of premiums and discounts on investment securities, net       404,736         177,754         509,291
   Provision for loan losses                                                                360,000         300,000         265,000
   Depreciation and amortization                                                            360,933         310,120         254,383
    Deferred income taxes                                                                   228,202         (98,518)        (50,355)
   Gains on sales of available for sale securities                                          (34,450)       (293,021)       (134,985)
   Gain on the sales of foreclosed real estate                                              (45,138)             --              --
   Loans originated for sale                                                               (277,000)    (10,548,640)     (5,372,900)
   Proceeds from sales of loans held for sale                                               279,907      10,997,832       4,987,900
   Gains on sales of loans held for sale                                                     (2,907)        (64,192)             --
   (Gain) loss on sale of repossessed assets                                                   (500)            660           3,400
   Loss on disposals of bank premises and equipment                                           2,594           1,985             352
   Increase in accrued interest receivable                                                  (10,520)       (487,209)       (198,089)
   (Increase) decrease in other assets                                                     (261,493)     (1,058,435)          4,767
   Increase in cash surrender value of insurance                                           (333,387)       (359,258)       (317,912)
   Decrease in deferred loan origination costs                                               66,486         332,381         359,908
   Increase (decrease) in accrued expenses and other liabilities                            513,896        (120,713)        154,753
                                                                                       ------------    ------------    ------------
      Net cash provided by operating activities                                           5,167,594       1,877,170       2,661,222
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
   Proceeds from maturities and principal payments                                       41,889,998      41,170,219      16,986,086
   Purchases                                                                            (85,569,876)   (163,737,381)    (43,016,531)
   Proceeds from sales                                                                   38,877,863      28,554,750      10,409,250
Held to maturity securities:
   Proceeds from maturities and principal payments                                           46,912          85,340         102,825
Purchase of Corporate stock                                                                      --         (50,000)             --
Purchase of Federal Reserve Bank stock                                                           --        (144,000)             --
Purchase of Federal Home Loan Bank stock                                                   (793,100)             --              --
Investment in First Litchfield Statutory Trust (Note H)                                          --        (211,000)             --
Net increase in loans                                                                   (26,876,055)     (2,898,120)     (3,345,456)
Proceeds from sales of repossessed assets                                                     9,500          81,900          86,450
Purchases of premises and equipment                                                        (345,227)       (519,919)       (220,196)
Proceeds from sale of premises and equipment                                                    100             203              --
Purchase of life insurance policies                                                        (287,250)       (687,250)       (660,000)
Proceeds from sale of foreclosed real estate                                                345,138              --              --
                                                                                       ------------    ------------    ------------
   Net cash used in investing activities                                                (32,701,997)    (98,355,258)    (19,657,572)
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                                 7,336,189      48,142,769      24,881,736
Net (decrease) increase in certificates of deposit                                      (10,045,297)    (13,268,225)      5,226,381
Proceeds from Federal Home Loan Bank advances                                             4,000,000      35,200,000       8,000,000
Repayments on Federal Home Loan Bank advances                                            (9,700,000)     (8,000,000)    (12,000,000)
Net increase in repurchase agreements with financial institutions                        35,900,000      17,000,000       7,000,000
Net increase in repurchase agreements with customers                                        209,588              --              --
Proceeds from issuance of subordinated debt                                                      --       7,011,000              --
Debt issuance costs paid                                                                         --        (204,000)             --
Distribution in cash for fractional shares of common stock                                   (6,392)         (4,465)         (3,282)
Proceeds from exercise of stock options                                                     280,782         255,530         219,934
Dividends paid on common stock                                                             (920,062)       (715,949)       (667,904)
                                                                                       ------------    ------------    ------------
   Net cash provided by financing activities                                             27,054,808      85,416,660      32,656,865
                                                                                       ------------    ------------    ------------
   Net (decrease) increase in cash and cash equivalents                                    (479,595)    (11,061,428)     15,660,515
CASH AND CASH EQUIVALENTS, at beginning of year                                          12,702,308      23,763,736       8,103,221
                                                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, at end of year                                              $ 12,222,713    $ 12,702,308    $ 23,763,736
                                                                                       ============    ============    ============

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
   Interest on deposits and borrowings                                                 $  6,126,517    $  5,874,394    $  7,131,142
                                                                                       ============    ============    ============
   Income taxes                                                                        $  1,350,900    $  1,903,166    $    781,165
                                                                                       ============    ============    ============
Noncash investing and financing activities:
   Transfer of loans to repossessed assets                                             $         --    $     49,660    $     91,100
                                                                                       ============    ============    ============
   Accrued dividends declared                                                          $    283,592    $    227,160    $    177,733
                                                                                       ============    ============    ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

LOANS HELD FOR SALE: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

REPURCHASE AGREEMENTS WITH CUSTOMERS: Repurchase agreements with customers are classified as secured borrowings, and generally mature within one to three days of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

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

STOCK OPTION PLANS: Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock based compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows a company to continue to measure compensation cost for such plans under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue to follow the accounting in APB 25, and as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. There is no pro forma disclosure required for 2004, 2003 and 2002 because there was no stock-based compensation attributed to those years. See "Recent Accounting Pronouncements" below for developments related to stock-based compensation.

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

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. This Statement had no effect on the Company's financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company's financial statements.

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance (APB 25).

The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply SFAS 123(R) to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). However, the Company does not believe that the adoption of SFAS 123(R) related to existing share-based payment transactions will have a significant effect on the Company's financial statements.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have a significant effect on the Company's financial position or results of operations.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2004 and 2003 the Bank was required to have cash and liquid assets of approximately $5,574,000 and $5,082,000, respectively, to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2004 and 2003 are as follows:

AVAILABLE FOR SALE                                              December 31, 2004
                                         -----------------------------------------------------------------
                                                              Gross             Gross
                                           Amortized       Unrealized        Unrealized           Fair
                                             Cost             Gains            Losses             Value
                                         ------------     ------------      ------------      ------------
Debt Securities:
   U.S. Treasury securities              $  5,292,694     $     15,742      $    (30,915)     $  5,277,521
   U.S. Government Agency securities       43,962,574           44,262          (828,456)       43,178,380
   State and Municipal Obligations         18,078,583          573,799           (13,259)       18,639,123
   Corporate and Other Bonds                3,007,856               --           (13,856)        2,994,000
                                         ------------     ------------      ------------      ------------

                                           70,341,707          633,803          (886,486)       70,089,024
                                         ------------     ------------      ------------      ------------

Mortgage-Backed Securities:
   GNMA                                     6,999,501           35,965           (12,548)        7,022,918
   FNMA                                    63,486,399            6,439        (1,250,920)       62,241,918
   FHLMC                                   32,818,476           48,630          (427,211)       32,439,895
                                         ------------     ------------      ------------      ------------
                                          103,304,376           91,034        (1,690,679)      101,704,731
                                         ------------     ------------      ------------      ------------

Marketable Equity Securities                2,000,000               --                --         2,000,000
                                         ------------     ------------      ------------      ------------

Total available for sale securities      $175,646,083     $    724,837      $ (2,577,165)     $173,793,755
                                         ============     ============      ============      ============

                                                                December 31, 2003
                                         -----------------------------------------------------------------
                                                              Gross             Gross
                                           Amortized       Unrealized        Unrealized           Fair
                                             Cost             Gains            Losses             Value
                                         ------------     ------------      ------------      ------------
Debt Securities:
   U.S. Treasury securities              $  4,991,736     $    127,685      $       (987)     $  5,118,434
   U.S. Government Agency Securities       46,807,223           69,960        (1,024,405)       45,852,778
   State and Municipal Obligations         13,337,288          830,561            (1,087)       14,166,762
   Corporate and Other Bonds                3,015,668               --              (668)        3,015,000
                                         ------------     ------------      ------------      ------------

                                           68,151,915        1,028,206        (1,027,147)       68,152,974
                                         ------------     ------------      ------------      ------------

Mortgage-Backed Securities:
   GNMA                                     8,403,934           43,346           (24,285)        8,422,995
   FNMA                                    59,013,858          394,751          (539,479)       58,869,130
   FHLMC                                   35,644,699          340,174          (382,822)       35,602,051
                                         ------------     ------------      ------------      ------------
                                          103,062,491          778,271          (946,586)      102,894,176
                                         ------------     ------------      ------------      ------------
Total available for sale securities      $171,214,406     $  1,806,477      $ (1,973,733)     $171,047,150
                                         ============     ============      ============      ============

HELD TO MATURITY                                                December 31, 2004
                                         -----------------------------------------------------------------
                                                              Gross             Gross
                                           Amortized       Unrealized        Unrealized           Fair
                                             Cost             Gains            Losses             Value
                                         ------------     ------------      ------------      ------------
Mortgage-Backed Securities:
   GNMA                                  $     58,564     $         --      $       (750)     $     57,814
   FHLMC                                       12,382               --                --            12,382
                                         ------------     ------------      ------------      ------------
Total held to maturity securities        $     70,946     $         --      $       (750)     $     70,196
                                         ============     ============      ============      ============

                                                                December 31, 2003
                                         -----------------------------------------------------------------
                                                              Gross             Gross
                                           Amortized       Unrealized        Unrealized           Fair
                                             Cost             Gains            Losses             Value
                                         ------------     ------------      ------------      ------------
Mortgage-Backed Securities:
   GNMA                                  $     78,104     $         --      $     (1,173)     $     76,931
   FHLMC                                       39,702            2,388                --            42,090
                                         ------------     ------------      ------------      ------------
Total held to maturity securities        $    117,806     $      2,388      $     (1,173)     $    119,021
                                         ============     ============      ============      ============

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2004:

                                             Less than 12 Months             12 Months or More                     Total
                                        ----------------------------    ----------------------------    ----------------------------
                                            Fair         Unrealized         Fair         Unrealized         Fair         Unrealized
                                            Value          Losses           Value          Losses           Value          Losses
                                        ----------------------------    ----------------------------    ----------------------------
Investment Securities:
   U.S. Treasury securities             $  4,261,896    $     30,915    $         --    $         --    $  4,261,896    $     30,915
   U.S. Government Agency securities      11,838,390         150,318      24,317,180         678,138      36,155,570         828,456
   State & Municipal obligations           2,157,307          13,259              --              --       2,157,307          13,259
   Corporate & other bonds                 2,994,000          13,856              --              --       2,994,000          13,856
                                        ------------    ------------    ------------    ------------    ------------    ------------
                                          21,251,593         208,348      24,317,180         678,138      45,568,773         886,486

  Mortgage-Backed Securities:
    GNMA                                   1,350,670          11,104         547,472           2,195       1,898,142          13,299
    FNMA                                  43,096,119         838,628      18,511,502         412,292      61,607,621       1,250,920
    FHLMC                                 19,801,587         209,581       8,208,649         217,630      28,010,236         427,211
                                        ------------    ------------    ------------    ------------    ------------    ------------
                                          64,248,376       1,059,313      27,267,623         632,117      91,515,999       1,691,430
                                        ------------    ------------    ------------    ------------    ------------    ------------
              Total                     $ 85,499,969    $  1,267,661    $ 51,584,803    $  1,310,255    $137,084,772    $  2,577,916
                                        ============    ============    ============    ============    ============    ============

At December 31, 2003, there were no securities that have been in a continuous unrealized loss position for a period of twelve months or more.

At December 31, 2004, fifty-seven securities have unrealized losses. Management does not believe that any of the unrealized losses are other than temporary as they primarily relate to debt and mortgage-backed securities issued by U.S. Government and U.S. Government agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

The amortized cost and fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                                December 31, 2004
                                          ------------------------------------------------------------
                                          Available-for-Sale Securities    Held-to-Maturity Securities
                                          -----------------------------   ----------------------------
                                           Amortized          Fair         Amortized          Fair
                                              Cost            Value           Cost            Value
                                          ------------    ------------    ------------    ------------
Due in one year or less                   $  1,999,370    $  2,008,282    $         --    $         --
Due after one year through five years        3,293,324       3,269,239              --              --
Due after five years through ten years      35,628,227      34,960,268
Due after ten years                         29,420,786      29,851,235              --              --
                                          ------------    ------------    ------------    ------------
                                            70,341,707      70,089,024              --              --
Mortgage-backed securities                 103,304,376     101,704,731          70,946          70,196
                                          ------------    ------------    ------------    ------------
   TOTAL DEBT SECURITIES                  $173,646,083    $171,793,755    $     70,946    $     70,196
                                          ============    ============    ============    ============

For the years ended December 31, 2004, 2003 and 2002, proceeds from the sales of available for sale securities were $38,877,863, $28,554,750 and $10,409,250, respectively. Gross gains of $34,450, $293,021 and $134,985, respectively, were realized on these sales.

Investment securities with a carrying value of $87,645,000 and $34,905,000 were pledged as collateral to secure treasury tax and loan, trust assets, securities sold under agreements to repurchase and public funds at December 31, 2004 and 2003, respectively.

During 2004 and 2003, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2004, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                       2004             2003
                                                   -----------      -----------
Balance at the beginning of year                   $ 2,579,194      $ 2,264,522
Advances                                               960,934          512,009
Repayments                                            (501,502)        (230,501)
Other changes                                         (237,749)          33,164
                                                   -----------      -----------
BALANCE AT END OF YEAR                             $ 2,800,077      $ 2,579,194
                                                   ===========      ===========

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - LOANS, ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING LOANS
A summary of loans at December 31, 2004 and 2003 is as follows:

                                                    2004              2003
                                                -------------     -------------
Real estate--residential mortgage               $ 148,661,814     $ 126,316,716
Real estate--commercial mortgage                   33,655,103        27,021,687
Real estate--construction                          11,596,972         9,228,077
Commercial                                         17,910,953        20,754,459
Installment                                         6,315,197         8,056,658
Other                                                  80,118            86,012
                                                -------------     -------------
                                   TOTAL LOANS    218,220,157       191,463,609
Net deferred loan origination costs                   198,541           265,027
Allowance for loan losses                          (1,389,947)       (1,149,454)
                                                -------------     -------------

                                     NET LOANS  $ 217,028,751     $ 190,579,182
                                                =============     =============

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002, were as follows:

                                                 2004             2003           2002
                                              -----------     -----------     -----------
Balance at beginning of year                  $ 1,149,454     $ 1,011,052     $   957,731
Provision for loan losses                         360,000         300,000         265,000
Loans charged off                                (184,970)       (309,337)       (248,527)
Recoveries of loans previously charged off         65,463         147,739          36,848
                                              -----------     -----------     -----------
                    BALANCE AT END OF YEAR    $ 1,389,947     $ 1,149,454     $ 1,011,052
                                              ===========     ===========     ===========

A summary of nonperforming loans follows:

                                                           2004          2003
                                                        ----------    ----------
Non-accrual loans                                       $1,634,999    $1,424,097
Accruing loans contractually past due 90 days or more           --            --
                                                        ----------    ----------
                                                TOTAL   $1,634,999    $1,424,097
                                                        ==========    ==========

If interest income on non-accrual loans throughout the year had been recognized in accordance with the loans' contractual terms, approximately $14,000, $73,000 and $80,000 of additional interest would have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

The  following   information  relates  to  impaired  loans,  which  include  all nonaccrual loans and other loans past due 90 days or more, and all restructured loans, as of and for the years ended December 31, 2004 and 2003:

                                                                                      2004          2003
                                                                                   ----------    ----------
Loans receivable for which there is a related allowance for loan losses determined:
      Based on discounted cash flows                                               $   39,000    $  284,000
      Based on the fair value of collateral                                           148,000       129,000
                                                                                   ----------    ----------
                                                                       Total       $  187,000    $  413,000
                                                                                   ==========    ==========

Loans receivable for which there is no related allowance for loan losses determined:
      Based on discounted cash flows                                               $       --    $  830,000
      Based on the fair value of collateral                                         1,448,000       181,000
                                                                                   ----------    ----------
                                                                       Total       $1,448,000    $1,011,000
                                                                                   ==========    ==========
Allowance for loan losses related to impaired loans                                $  187,000    $  161,000
                                                                                   ==========    ==========

Additional information related to impaired loans is as follows:

                                                                        2004          2003          2002
                                                                     ----------    ----------    ----------
Average recorded investment in impaired loans                        $1,236,000    $1,350,000    $  987,000
                                                                     ==========    ==========    ==========
Interest income recognized                                           $   94,000    $   70,000    $   67,000
                                                                     ==========    ==========    ==========
Cash interest received                                               $  100,000    $  123,000    $  118,000
                                                                     ==========    ==========    ==========

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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2004 and 2003 are as follows:

                                                          2004           2003
                                                       ----------     ----------
Land                                                   $  674,849     $  674,849
Buildings                                               3,037,633      3,000,120
Furniture and fixtures                                  2,429,781      2,353,624
Leasehold improvements                                    260,080        260,080
                                                       ----------     ----------
                                                        6,402,343      6,288,673
Less accumulated depreciation and amortization          3,632,516      3,500,446
                                                       ----------     ----------
                                                       $2,769,827     $2,788,227
                                                       ==========     ==========

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2004, 2003 and 2002 was $360,933, $310,120 and $254,383
respectively.

NOTE G - LEASE COMMITMENTS

At December 31, 2004, the Company was obligated under various noncancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. The Company also pays certain executory costs under these leases. Net rent expense under operating leases was approximately $151,000, $149,000 and $110,000 for 2004, 2003 and 2002 respectively. The future minimum payments under operating leases are as follows:

            2005                                            $125,000
            2006                                              87,000
            2007                                              53,000
            2008                                              18,000
            2009                                               5,000
                                                            --------
            Total                                           $288,000
                                                            ========

NOTE H - BORROWINGS

Federal Home Loan Bank Borrowings
---------------------------------

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), is required to maintain as collateral, an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. Purchases of Federal Home Loan Bank stock totaled $793,100 during 2004. There were no stock purchases during 2003.

The 2004 increase in FHLBB stock is due to capital structure changes implemented during the second quarter of 2004 by the Federal Home Loan Bank of Boston (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to obtain additional advances up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advances are used as collateral. At December 31, 2004 there were no Federal Home Loan Bank advances under the line of credit. At December 31, 2004 and 2003, other outstanding advances from the FHLBB aggregated $29,500,000 and $30,500,000, respectively, at interest rates ranging from 2.23% to 3.76%, and 1.45% to 3.76%, respectively.

Repurchase Agreements with Financial Institutions
-------------------------------------------------

At December 31, 2004 and 2003, securities sold under agreements to repurchase totaled $59,900,000 and $24,000,000, respectively, at interest rates ranging from 1.44% to 3.27%, and 1.55% to 4.50%, respectively.

Subordinated Debt
-----------------

During 2003, the Company formed First Litchfield Statutory Trust I (the "Trust") and owns all of the Trust's common securities. The Trust has no independent assets or operations, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

The Trust issued $6,800,000 of trust preferred securities in 2003. Pursuant to FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," issued in December 2003, the Company deconsolidated the Trust on December 31, 2003. As a result, the consolidated balance sheet as of December 31, 2004 and 2003 includes $7,011,000 of subordinated debt, which was previously presented in the Company's 2003 quarterly unaudited balance sheets as $6,800,000 in trust preferred securities after a consolidation elimination of $211,000. The Company's investment in the Trust of $211,000 is included in other assets. The overall effect on the financial position and operating results of the Company was not significant.

Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, more strict limitations. The Company has until March 31, 2009 to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company.

The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at six month LIBOR plus 3.10% (5.65% at December 31, 2004), mature on June 26, 2033 and can be redeemed at the Company's option in 2008.

The trust securities also bear interest at three month LIBOR plus 3.10%. The duration of the Trust is thirty-five years, however the trust securities are redeemable at par at the Trust's option in 2008.

The contractual maturities of the Company's borrowings at December 31, 2004, by year, are as follows:

                                      Fixed          Floating
                                       Rate            Rate             Total
                                   -----------      -----------      -----------
 2005                              $31,700,000      $        --      $31,700,000
 2006                                7,500,000               --        7,500,000
 2007                               31,150,000               --       31,150,000
 2008                               14,500,000               --       14,500,000
 2009                                4,550,000               --        4,550,000
 Thereafter                                 --        7,011,000        7,011,000
                                   -----------      -----------      -----------
TOTAL LONG-TERM DEBT               $89,400,000      $ 7,011,000      $96,411,000
                                   ===========      ===========      ===========

NOTE I - DEPOSITS

A summary of deposits at December 31, 2004 and 2003 is as follows:

                                                      2004              2003
                                                  ------------      ------------
Noninterest bearing:
    Demand                                        $ 58,409,685      $ 49,239,404
Interest bearing:
    Savings                                         57,934,199        54,616,381
   Money market                                     98,585,769       103,737,680
    Time certificates of deposit in
      denominations of $100,000 or more             25,823,673        28,723,917
    Other time certificates of deposit              60,094,053        67,239,105
                                                  ------------      ------------
                                                  $300,847,379      $303,556,487
                                                  ============      ============

Included in deposits as of December 31, 2004 are approximately $4,318,000 of brokered deposits which have varying maturities through September 2006. There were no brokered deposits as of December 31, 2003.

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2004:

            2005                                         $52,972,327
            2006                                          24,226,739
            2007                                           8,386,702
            2008                                             185,010
            2009 and thereafter                              146,948
                                                         -----------
            Total                                        $85,917,726
                                                         ===========

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$3,954,884 and $2,624,605 at December 31, 2004 and 2003, respectively.

NOTE J - INCOME TAXES

The components of the income tax provision are as follows:

                                           2004          2003           2002
                                        ----------    ----------     ----------
Current Provision:
   Federal                              $1,292,760    $  979,614     $  679,834

Deferred Provision (Benefit):
   Federal                                 228,202       (98,518)       (50,355)
                                        ----------    ----------     ----------
                           Total        $1,520,962    $  881,096     $  629,479
                                        ==========    ==========     ==========

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                              2004                   2003                   2002
                                                       ------------------     ------------------     ------------------
Provision for income taxes at statutory Federal rate   $ 1,848,647     34%    $ 1,246,957     34%    $   960,564     34%
Increase (decrease) resulting from:
   Tax exempt income                                      (245,138)    (4)       (261,360)    (7)       (244,335)    (4)
   Nondeductible interest expense                           15,244     --          17,726     --          21,417      1
   Other                                                   (97,791)    (2)       (122,227)    (3)       (108,167)    (4)
                                                       ------------------     ------------------     ------------------
Provision for income taxes                             $ 1,520,962     28%    $   881,096     24%    $   629,479     27%
                                                       ==================     ==================     ==================

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

                                                         2004           2003
                                                     -----------    -----------
Deferred tax assets:
   Allowance for loan losses                         $   472,581    $   390,813
   Depreciation                                           44,366        152,094
   Accrued expenses                                      247,805        203,684
   Unrealized loss on available for sale securities      629,792         56,867
   All other                                                  --        104,595
                                                     -----------    -----------
      Total gross deferred tax assets                  1,394,544        908,053
                                                     -----------    -----------

Deferred tax liabilities:
   Tax bad debt reserve                                 (153,536)      (153,536)
   Prepaid pension costs                                (255,960)      (253,311)
   Net deferred loan costs                               (67,504)       (90,109)
   Prepaid expenses and other                             (9,521)        (8,555)
                                                     -----------    -----------
      Total gross deferred tax liabilities              (486,521)      (505,511)
                                                     -----------    -----------

Net deferred tax asset                               $   908,023    $   402,542
                                                     ===========    ===========

Based on the Company's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Company's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2004, 2003 and 2002.

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

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2004, 2003 and 2002 using a measurement date of December 31:

Change in benefit obligation                     2004             2003             2002
                                             -----------      -----------      -----------
   Benefit obligation, beginning             $ 3,309,744      $ 2,518,601      $ 2,311,167
   Service cost                                  259,555          205,147          179,903
   Interest cost                                 192,198          185,163          159,022
   Actuarial gain                                (51,602)         673,943           (1,814)
   Benefits paid                                (142,832)        (273,110)        (129,677)
                                             -----------      -----------      -----------
   Benefit obligation, ending                  3,567,063        3,309,744        2,518,601
                                             -----------      -----------      -----------

Change in plan assets:
   Fair value of plans assets, beginning       2,736,414        2,424,382        2,491,888
   Actual return on plan assets                  196,749          377,488         (174,603)
   Employer contribution                         287,100          207,654          236,774
   Benefits paid                                (142,832)        (273,110)        (129,677)
                                             -----------      -----------      -----------
   Fair value of plan assets, ending           3,077,431        2,736,414        2,424,382
                                             -----------      -----------      -----------

Funded status                                   (489,632)        (573,330)         (94,219)
Unrecognized net actuarial gain                1,248,449        1,318,363          809,237
Unrecognized service cost                             --               --          (27,235)
                                             -----------      -----------      -----------
Prepaid benefit cost                         $   758,817      $   745,033      $   687,783
                                             ===========      ===========      ===========

The accumulated benefit obligation was $2,625,352 and $2,658,485 at December 31, 2004 and 2003, respectively.

Components of net periodic benefit cost:         2004             2003             2002
                                             -----------      -----------      -----------
   Service cost                              $   259,555      $   205,147      $   179,903
   Interest cost                                 192,198          185,163          159,022
   Expected return on plan assets               (226,290)        (225,009)        (190,390)
   Amortization of prior service cost                 --          (27,235)         (27,235)
   Amortization of unrealized loss                47,853           12,338           13,004
                                             -----------      -----------      -----------
   Net periodic benefit cost                 $   273,316      $   150,404      $   134,304
                                             ===========      ===========      ===========

Weighted-average  assumptions used to determine benefit  obligations at December
31:

   Discount rate                                       6.00%     6.00%
   Rate of compensation increase                       5.00%     5.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

   Discount rate                                       6.00%     7.00%     7.00%
   Expected return on plan assets                      7.50%     7.50%     7.50%
   Rate of compensation increase                       5.00%     5.00%     5.00%

The pension expense for the Plan was $273,316, $150,404 and $134,304 for the years ended December 31, 2004, 2003 and 2002, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Plan assets of 7.50% each year. In developing the expected long-term rate of return assumption, management evaluated input from its investment advisor and actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Management anticipates that investments will continue to generate long-term returns averaging at least 7.50%. Management regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. Management continues to believe that 7.50% is a conservatively reasonable long-term rate of return on Plan assets. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Bank's pension plan weighted average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

                                                             Percentage of
                                                           Plan Assets as of
                                                              December 31,
      Asset Category                                       2004          2003
      --------------                                       ------------------
      Cash and receivables                                   10%           10%
      Corporate debt and equity securities                   17%           20%
      Pooled funds/Mutual funds                              62%           62%
      Government securities                                  11%            5%
      Other investments                                       0%            3%
                                                           ----          ----
      Total                                                 100%          100%
                                                           ====          ====

The purpose of the pension investment program is to provide the means to pay retirement benefits to participants and their beneficiaries in the amounts and at the times called for by the Plan. Annual contributions are based on the difference between the estimated plan liability and the current plan assets which are diversified and invested in accordance with guidelines established by the Bank's Compensation and Trust Committees. During the first quarter of 2005, the Bank's pension plan was curtailed. Because of this action, for the plan year beginning November 15, 2004, no contributions to the Plan are estimated to be made by the Bank.

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                        2005                  $  127,000
                        2006                     127,000
                        2007                     149,000
                        2008                     186,000
                        2009                     213,000
                        Years 2010-2014        1,559,000

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the years ended December 31, 2004 and 2003, the Bank made matching contributions equal to 50% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. For the year ended December 31, 2002, the Bank made matching contributions equal to 75% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $57,432, $54,632 and $91,349 for 2004, 2003 and 2002, respectively.

OTHER BENEFIT PLANS: On March 28, 2002 the Company's Board of Directors approved the terms of an early retirement agreement with the former President of the Company and the Bank. This agreement was finalized on April 2, 2002. For the year ended December 31, 2002, $347,790 of expenses are included in operations relating to this agreement. During 2003, all remaining obligations were paid to the former President.

Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 2004 and 2003, accrued supplemental retirement benefits of $26,946, are recognized in the Company's balance sheet related to this plan. Payments to this retiree will be $5,000 per year through 2008.

Beginning in 1996, the Company offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The value (on a cost basis) of the related trust assets and corresponding liability of $367,738 and $349,160 at December 31, 2004, and 2003, respectively are included in the Company's balance sheet.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately, and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2004, 2003 and 2002, $164,998, $111,134 and $52,992,
respectively, were charged to operations under this plan. The related liability, of $334,153 and $222,961 at December 31, 2004 and 2003, respectively, is included in accrued expenses and other liabilities. At December 31, 2004 and 2003, unvested benefits earned under this plan were approximately $127,000 and $96,000, respectively.

The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain current and former directors and officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans. These policies have aggregate cash surrender values of approximately $8,906,000 and $8,286,000 at December 31, 2004 and 2003,
respectively. In addition, these assets are unsecured and are maintained with six insurance carriers.

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

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

In November 2004, 2003 and 2002, the Board of Directors declared 5% stock dividends payable on December 31, 2004, December 31, 2003 and December 31, 2002, respectively. Payment of these dividends resulted in the issuance of 101,242, 94,896 and 88,958 additional common shares in December 2004, 2003 and 2002, respectively. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to capital surplus. Fractional shares were payable in cash on an equivalent share basis of $27.00 for the 2004 stock dividend, $19.50 for the 2003 stock dividend and $14.24 for the 2003 stock dividend. Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

In December 2004, the Board of Directors of the Company adopted a resolution authorizing the Company to repurchase up to 120,000 shares of the Company's common stock from time to time for a period of one year, at prices to be determined by the Company and sellers at the time of each transaction. As of December 31, 2004 the Company had not redeemed any outstanding common stock in connection with this program.

The following is information about the computation of net income per share for the years ended December 31, 2004, 2003 and 2002. The 2003 and 2002 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                               For the Year Ended December 31, 2004
                                              --------------------------------------
                                                 Net                       Per Share
                                                Income        Shares        Amount
                                              ----------    ----------    ----------
Basic Net Income Per Share
   Income available to common stockholders    $3,916,235     2,016,357    $     1.94
                                                                          ==========
Effect of Dilutive Securities
   Options Outstanding                                --        26,654
                                              ----------    ----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                   $3,916,235     2,043,011    $     1.92
                                              ==========    ==========    ==========

                                               For the Year Ended December 31, 2003
                                              --------------------------------------
                                                 Net                       Per Share
                                                Income        Shares        Amount
                                              ----------    ----------    ----------
Basic Net Income Per Share
   Income available to common stockholders    $2,786,424     1,977,785    $     1.41
                                                                          ==========
Effect of Dilutive Securities
   Options Outstanding                                --        39,100
                                              ----------    ----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                   $2,786,424     2,016,885    $     1.38
                                              ==========    ==========    ==========

                                               For the Year Ended December 31, 2002
                                              --------------------------------------
                                                 Net                       Per Share
                                                Income        Shares        Amount
                                              ----------    ----------    ----------
Basic Net Income Per Share
   Income available to common stockholders    $2,195,709     1,934,428    $     1.14
                                                                          ==========
Effect of Dilutive Securities
   Options Outstanding                                --        54,412
                                              ----------    ----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                   $2,195,709     1,988,840    $     1.10
                                              ==========    ==========    ==========

NOTE M - STOCK OPTION PLANS

At December 31, 2004, the Company had one fixed option plan, which is described below. The Company has elected to apply APB Opinion No. 25 to account for the stock options granted to employees, including directors, and accordingly, no compensation cost has been recognized in the consolidated statements of income for the fixed stock option plan.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 3,216 shares of the Company's common stock. Automatic annual grants of an additional 546 shares for each director were given for each of the four following years.

The stock option plan for officers, grants options based upon individual officer performance.

Under both the director and officer plans, the price per share of the option is the fair market value of the Company's stock at the date of the grant. No option may be exercised until 12 months after it is granted at which time options fully vest. Options are exercisable for a period of ten years from the grant thereof.

Activity in the option plan for officers and outside directors for 2004, 2003 and 2002 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                  2004                            2003                            2002
                                      ----------------------------    ----------------------------    ----------------------------
                                                      Weighted                        Weighted                        Weighted
                                      Number of   Average Exercise    Number of   Average Exercise    Number of   Average Exercise
                                       Shares      Price Per Share     Shares      Price Per Share     Shares      Price Per Share
                                      ---------   ----------------    ---------   ----------------    ---------   ----------------
Options outstanding at the
   beginning of the year                70,585            9.43         103,399            8.91         130,203            8.76
       Granted                              --              --              --              --              --              --
       Exercised                        33,816            8.30          32,814            7.80          26,804            8.20
       Cancelled                            --              --              --              --              --              --
                                       -------         -------         -------         -------         -------         -------

Options outstanding at end of year      36,769           10.46          70,585            9.43         103,399            8.91
                                       =======         =======         =======         =======         =======         =======
Options exercisable at end of year      36,769           10.46          70,585            9.43         103,399            8.91
                                       =======         =======         =======         =======         =======         =======

At December 31, 2004, exercise prices ranged from $5.85 to $13.81 with an average remaining contractual life of 2.8 years and a weighted average exercise price of $10.46.

Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 36,769.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2004, the Bank had retained earnings of approximately $20,964,000 of which approximately $6,789,000 was available for distribution to the Company as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. At December 31, 2004, the amount available for transfer from the Bank to the Company in the form of loans is limited to 10% of the Bank's capital stock and surplus.

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

Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2004 and 2003 related to these items are summarized below:

                                                          2004              2003
                                                     ---------------   ---------------
                                                     Contract Amount   Contract Amount
                                                     ---------------   ---------------
Loan commitments:
   Approved mortgage and equity loan commitments       $20,709,000       $ 4,830,000
   Unadvanced portion of construction loans             10,827,000         4,170,000
   Unadvanced portion of:
      Commercial lines of credit                        10,716,000         7,144,000
      Home equity lines of credit                       24,134,000        19,974,000
      Overdraft protection                                 607,000           651,000
      Credit Cards                                       2,238,000         1,941,000
      Floor plans                                        1,101,000           475,000
Standby letters of credit                                1,176,000           662,000
                                                       -----------       -----------
                                                       $71,508,000       $39,847,000
                                                       ===========       ===========

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on the above are primarily variable. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2004 and 2003.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings which arose during the course of business and are pending against the Company. Management believes the ultimate resolution of these actions and the liability, if any, resulting from such actions will not materially affect the financial condition or results of operations of the Company.

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2004 and 2003, the Bank paid approximately $201,000 and $195,000, respectively, for insurance, rent and legal fees, to companies, the principals of which are Directors of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2004 the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                     Minimum Required      To Be Well Capitalized
                                                                        For Capital        Under Prompt Corrective
                                                 Actual              Adequacy Purposes         Action Purposes
                                          --------------------     --------------------    -----------------------
                                             Amount      Ratio        Amount      Ratio        Amount      Ratio
                                          -----------    -----     -----------    -----     -----------    -----
As of December 31, 2004:

The Company
-----------
Total Capital to Risk Weighted Assets     $33,958,000    14.91%    $18,220,000        8%            N/A      N/A
Tier I Capital to Risk Weighted Assets     32,568,000    14.30       9,110,000        4             N/A      N/A
Tier I Capital to Average Assets           32,568,000     7.61      17,119,000        4             N/A      N/A

The Bank
--------
Total Capital to Risk Weighted Assets     $31,104,000    13.70%    $18,163,000        8%    $22,704,000       10%
Tier I Capital to Risk Weighted Assets     29,714,000    13.09       9,080,000        4      13,620,000        6
Tier I Capital to Average Assets           29,714,000     6.95      17,102,000        4      21,377,000        5

As of December 31, 2003:

The Company
-----------
Total Capital to Risk Weighted Assets     $30,343,000    15.05%    $16,129,000        8%            N/A      N/A
Tier I Capital to Risk Weighted Assets     29,193,000    14.48       8,064,000        4             N/A      N/A
Tier I Capital to Average Assets           29,193,000     7.62      15,324,000        4             N/A      N/A

The Bank
--------
Total Capital to Risk Weighted Assets     $27,642,000    13.54%    $16,332,000        8%    $20,415,000       10%
Tier I Capital to Risk Weighted Assets     26,493,000    12.98       8,164,000        4      12,246,000        6
Tier I Capital to Average Assets           26,493,000     6.85      15,470,000        4      19,338,000        5

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

Management uses its best judgement in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2004 or 2003. The estimated fair value amounts for 2004 and 2003 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

The recorded book balances and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 are as follows:

                                                    2004                            2003
                                        ----------------------------    ----------------------------
                                            Book         Estimated          Book         Estimated
                                            Value        Fair Value         Value        Fair Value
                                        ------------    ------------    ------------    ------------
Financial Assets:
Cash and due from banks                 $ 12,222,713    $ 12,222,713    $ 12,702,308    $ 12,702,308
Available for sale securities            173,793,755     173,793,755     171,047,150     171,047,150
Held to maturity securities                   70,946          70,196         117,806         119,021
Federal Home Loan Bank stock               3,182,900       3,182,900       2,389,800       2,389,800
Federal Reserve Bank stock                   225,850         225,850         225,850         225,850
Other restricted stock                        50,000          50,000          50,000          50,000
Loans, net                               217,028,751     216,378,253     190,579,182     192,952,243
Accrued interest receivable                2,005,064       2,005,064       1,994,544       1,994,544

Financial Liabilities:
Savings deposits                          57,934,199      57,934,199      54,616,381      54,616,381
Money market and demand deposits         156,995,454     156,995,454     152,977,084     152,977,084
Time certificates of deposit              85,917,726      86,551,569      95,963,022      97,502,746
Federal Home Loan Bank advances           29,500,000      29,191,357      35,200,000      35,289,499
Repurchase agreements with
  financial institutions                  59,900,000      59,102,882      24,000,000      24,079,193
Repurchase agreements with customers         209,588         209,588              --              --
Subordinated debt                          7,011,000       7,011,000       7,011,000       7,011,000

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2004 and 2003.

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

NOTE S - OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                              2004
                                                                          -------------------------------------------
                                                                           Before-Tax    Tax (Expense)     Net-of-Tax
                                                                             Amount         Benefit          Amount
                                                                          -----------    -------------    -----------
Unrealized holding losses arising during the period                       $(1,650,222)    $   561,212     $(1,089,010)
Less: reclassification adjustment for gains recognized in net income          (34,450)         11,713         (22,737)
                                                                          -----------     -----------     -----------
Unrealized holding loss on available for sale securities, net of taxes    $(1,685,072)    $   572,925     $(1,112,147)
                                                                          ===========     ===========     ===========

                                                                                              2003
                                                                          -------------------------------------------
                                                                           Before-Tax    Tax (Expense)     Net-of-Tax
                                                                             Amount         Benefit          Amount
                                                                          -----------    -------------    -----------
Unrealized holding losses arising during the period                       $(1,329,208)    $   451,930     $  (877,278)
Less: reclassification adjustment for gains recognized in net income         (293,021)         99,627        (193,394)
                                                                          -----------     -----------     -----------
Unrealized holding loss on available for sale securities, net of taxes    $(1,622,229)    $   551,557     $(1,070,672)
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
                                                                          ===========     ===========     ===========

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION

FIRST LITCHFIELD FINANCIAL CORPORATION

Condensed Balance Sheets                                      December 31,
                                                       -------------------------
                                                           2004          2003
                                                       -----------   -----------
Assets
Cash and due from banks                                $ 2,655,571   $ 2,574,569
Investment in The First National Bank of Litchfield     28,491,104    26,382,561
Investment in First Litchfield Statutory Trust             211,000       211,000
Other assets                                               487,925       357,843
                                                       -----------   -----------
Total Assets                                           $31,845,600   $29,525,973
                                                       ===========   ===========

Liabilities and Shareholders' Equity
Liabilities:
Subordinated debt                                      $ 7,011,000   $ 7,011,000
Other liabilities                                          288,927       232,042
                                                       -----------   -----------
Total Liabilities                                        7,299,927     7,243,042
                                                       -----------   -----------

Shareholders' equity                                    24,545,673    22,282,931
                                                       -----------   -----------
Total Liabilities and Shareholders' Equity             $31,845,600   $29,525,973
                                                       ===========   ===========

Condensed Statements of Income                                             Years Ended December 31,
                                                                 -------------------------------------------
                                                                    2004            2003            2002
                                                                 -----------     -----------     -----------
Dividends from subsidiary                                        $   955,000     $   908,000     $   684,000
Other expenses, net                                                  392,822         220,494          49,433
                                                                 -----------     -----------     -----------
Income before taxes and equity in earnings of subsidiary             562,178         687,506         634,567
Income tax benefit                                                   133,366          74,968          16,807
                                                                 -----------     -----------     -----------
Income before equity in undistributed earnings of subsidiary         695,544         762,474         651,374
Equity in undistributed earnings of subsidiary                     3,220,691       2,023,950       1,544,335
                                                                 -----------     -----------     -----------

Net income                                                       $ 3,916,235     $ 2,786,424     $ 2,195,709
                                                                 ===========     ===========     ===========

Condensed Statements of Cash Flows                                         Years Ended December 31,
                                                                 -------------------------------------------
                                                                    2004            2003            2002
                                                                 -----------     -----------     -----------
Cash flows from operating activities:
Net Income                                                       $ 3,916,235     $ 2,786,424     $ 2,195,709
Adjustments to reconcile net income
    to cash provided by operating activities:
   Equity in undistributed earnings of subsidiary                 (3,220,691)     (2,023,950)     (1,544,335)
   Other, net                                                         31,129          (4,645)          3,793
                                                                 -----------     -----------     -----------
Cash provided by operating activities                                726,673         757,829         655,167
                                                                 -----------     -----------     -----------

Cash flows from investing activities:
  Investment in First Litchfield Statutory Trust                          --        (211,000)             --
  Investment in The First National Bank of Litchfield                     --      (4,800,000)             --
                                                                 -----------     -----------     -----------
Cash used in investing activities                                         --      (5,011,000)             --
                                                                 -----------     -----------     -----------

Cash flows from financing activities:
   Stock options exercised                                           280,782         255,530         219,934
   Distribution in cash for fractional shares of common stock         (6,392)         (4,465)         (3,280)
   Proceeds from issuance of subordinated debt                            --       7,011,000              --
   Debt issuance costs                                                    --        (204,000)             --
   Dividends paid on common stock                                   (920,061)       (715,949)       (667,904)
                                                                 -----------     -----------     -----------

   Cash (used in) provided by financing activities                  (645,671)      6,342,116        (451,250)
                                                                 -----------     -----------     -----------
   Net increase in cash and cash equivalents                          81,002       2,088,945         203,917
Cash and cash equivalents at the beginning of the year             2,574,569         485,624         281,707
                                                                 -----------     -----------     -----------

Cash and cash equivalents at the end of the year                 $ 2,655,571     $ 2,574,569     $   485,624
                                                                 ===========     ===========     ===========

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
        FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company or the Bank during the 24 month period prior to December 31, 2004, or subsequently.

ITEM 9A. CONTROLS AND PROCEDURES

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401 and 405 of Regulation S-K is incorporated into this Form 10-K by reference to the Company's Definitive Proxy Statement (the "Definitive Proxy Statement") for its 2005 Annual Meeting of Shareholders.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. Such Code of Ethics may be obtained by any person, without charge, upon request, by writing to: Carroll A. Pereira, Treasurer, First Litchfield Financial Corporation, 13 North Street, Litchfield, CT 06759.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERV ICES

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Company's Definitive Proxy Statement.

PART IV. ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.37.1 The First National Bank of Litchfield Director Incentive Retirement Agreement between Alan B. Magary and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.38 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.38 The First National Bank of Litchfield Director Incentive Retirement Agreement between Gregory S. Oneglia and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.39 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.39 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joseph J. Greco and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.40 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

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

10.56 The First National Bank of Litchfield Director Incentive Retirement Agreement between Kathleen A. Kelley and the Bank dated September 1, 2004. Exhibit is incorporated by reference to Exhibit 10.56 set forth in the Company's 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on November 14, 2004.

10.57 Amendment to The First National Bank of Litchfield Director Incentive Retirement Agreement between Alan B. Magary and the Bank dated August 26, 2004. Exhibit is incorporated by reference to
            Exhibit 10.57 set forth in the Company's 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on November 14, 2004.

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

Dated: March 31, 2005                   FIRST LITCHFIELD FINANCIAL CORPORATION


                                        By: /s/ Joseph J. Greco
                                            ------------------------------------
                                            Joseph J. Greco, President and
                                            Chief Executive Officer


Dated: March 31, 2005                   By: /s/ Carroll A. Pereira
                                            ------------------------------------
                                            Carroll A. Pereira,
                                            Principal Accounting Officer
                                            and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Title                          Date
----                                    -----                          ----


  /s/ Joseph J. Greco                   President, Chief Executive     3/31/05
---------------------------------       Officer and Director
Joseph J. Greco


  /s/ Clayton L. Blick                  Director                       3/31/05
---------------------------------
Clayton L. Blick


  /s/ Perley H. Grimes,Jr.              Director                       3/31/05
---------------------------------
Perley H. Grimes, Jr.


  /s/ Kathleen A. Kelley                Director                       3/31/05
---------------------------------
Kathleen A. Kelley


  /s/ Thomas A. Kendall                 Director                       3/31/05
---------------------------------
Thomas A. Kendall


  /s/ George M. Madsen                  Director                       3/31/05
---------------------------------
George M. Madsen


  /s/ Alan B. Magary                    Director                       3/31/05
---------------------------------
Alan B. Magary


  /s/ Gregory Oneglia                   Director                       3/31/05
---------------------------------
Gregory Oneglia


  /s/ Charles E.Orr                     Director                       3/31/05
-------------------------------
 Charles E. Orr


  /s/ William J. Sweetman               Director                       3/31/05
---------------------------------
William J. Sweetman


  /s/ H. Ray Underwood                  Director                       3/31/05
---------------------------------
H. Ray Underwood


  /s/ Patricia D. Werner                Director                       3/31/05
---------------------------------
Patricia D. Werner