Form 10-Q
period 2005-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2005-05-16
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                 For the Quarterly period ended: March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         Commission File Number: 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
             (Exact name of Registrant as specified in its Charter)

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

       Registrant's telephone number, including area code: (860) 567-8752

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X|     No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,027,095 shares of Common Stock, par value $.01 per share, were outstanding at April 28, 2005.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                     Page
                                                                                     ----
Part I - Consolidated Financial Information

Item 1 - Financial Statements

        Consolidated Balance Sheets - March 31, 2005 (unaudited) and
        December 31, 2004 ......................................................      3

        Consolidated Statements of Income - Three months ended
        March 31, 2005 and 2004 (unaudited)  ...................................      4

        Consolidated Statements of Comprehensive Income - Three months ended
        March 31, 2005 and 2004 (unaudited) ....................................      5

        Consolidated Statements of Cash Flows - Three months ended
        March 31, 2005 and 2004 (unaudited) ....................................      6

        Notes to Consolidated Financial Statements .............................      7

        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ............................................     12

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk ....     20

        Item 4 - Controls and Procedures .......................................     20

Part II - Other Information

        Item 1 - Legal Proceedings .............................................     21

        Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ...     21

        Item 3 - Defaults Upon Senior Securities ...............................     21

        Item 4 - Submission of Matters to a Vote of Security Holders ...........     21

        Item 5 - Other Information .............................................     21

        Item 6 - Exhibits ......................................................     22

Signatures .....................................................................     29

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS                                                       March 31,         December 31,
                                                                                     2005               2004
                                                                                -------------      -------------
                                                                                 (Unaudited)
ASSETS
    Cash and due from banks                                                     $  13,803,251      $  12,222,713
                                                                                -------------      -------------
                                              CASH AND CASH EQUIVALENTS            13,803,251         12,222,713
                                                                                -------------      -------------
   Securities:
     Available for sale securities, at fair value                                 169,136,261        173,793,755
     Held to maturity securities (fair value $61,821-2005 and $70,196-2004)            62,768             70,946
                                                                                -------------      -------------
                                                       TOTAL SECURITIES           169,199,029        173,864,701
                                                                                -------------      -------------

   Federal Home Loan Bank stock, at cost                                            3,182,900          3,182,900
   Federal Reserve Bank stock, at cost                                                225,850            225,850
   Other restricted stock, at cost                                                     50,000             50,000

   Loans Receivable, net of allowance for loan losses of
                 $1,490,085 -2005, $1,389,947-2004
                                                              NET LOANS           225,645,049        217,028,751

   Premises and equipment, net                                                      2,856,805          2,769,827
   Deferred income taxes                                                            1,689,948            908,023
   Accrued interest receivable                                                      2,142,460          2,005,064
   Cash surrender value of insurance                                                8,999,491          8,906,407
   Other assets                                                                     2,795,815          3,140,511
                                                                                -------------      -------------

                                                           TOTAL ASSETS         $ 430,590,598      $ 424,304,747
                                                                                =============      =============

LIABILITIES
   Deposits:
     Noninterest bearing                                                        $  56,227,748      $  58,409,685
     Interest bearing                                                             242,964,673        242,437,694
                                                                                -------------      -------------
                                                         TOTAL DEPOSITS           299,192,421        300,847,379
                                                                                -------------      -------------

   Federal Home Loan Bank advances                                                 35,996,000         29,500,000
   Repurchase agreements with financial institutions                               59,900,000         59,900,000
   Repurchase agreements with customers                                             2,517,000            209,588
   Subordinated debt                                                                7,011,000          7,011,000
     Accrued expenses and other liabilities                                         2,145,482          2,291,107
                                                                                -------------      -------------

                                                      TOTAL LIABILITIES           406,761,903        399,759,074
                                                                                -------------      -------------
   Commitments & Contingencies                                                             --                 --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
   Common stock $.01 par value
     Authorized - 5,000,000 shares
     2005 - Issued - 2,132,481 shares, outstanding - 2,027,295 shares
     2004 - Issued - 2,130,843 shares, outstanding - 2,025,657 shares                  21,325             21,308
   Capital surplus                                                                 19,920,156         19,892,870
   Retained earnings                                                                7,328,666          6,555,092
   Less: Treasury stock at cost- 105,186 shares                                      (701,061)          (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                               (2,740,391)        (1,222,536)
                                                                                -------------      -------------
                                             TOTAL SHAREHOLDERS' EQUITY            23,828,695         24,545,673
                                                                                -------------      -------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 430,590,598      $ 424,304,747
                                                                                =============      =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,                                                   2005           2004
                                                                            ----------     ----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                               $3,285,612     $2,681,592
                                                                            ----------     ----------

   Interest and dividends on securities:
      Mortgage-backed securities                                             1,035,293      1,149,977
      US Treasury and other securities                                         591,628        591,385
      State and municipal securities                                           195,669        161,795
      Corporate bonds and other securities                                      49,414         33,234
                                                                            ----------     ----------
           Total interest on securities                                      1,872,004      1,936,391
   Other interest income                                                         7,425          6,507
                                                                            ----------     ----------
                                                  TOTAL INTEREST INCOME      5,165,041      4,624,490
                                                                            ----------     ----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                                   29,565         52,331
      Money market                                                             239,858        384,139
      Time certificates of deposit in denominations of $100,000 or more        163,646        177,081
      Other time certificates of deposit                                       344,182        469,091
                                                                            ----------     ----------
                                             TOTAL INTEREST ON DEPOSITS        777,251      1,082,642
   Interest on Federal Home Loan Bank advances                                 248,511        207,078
   Interest on repurchase agreements                                           426,947        237,868
   Interest on subordinated debt                                                96,025         73,329
                                                                            ----------     ----------
                                                 TOTAL INTEREST EXPENSE      1,548,734      1,600,917
                                                                            ----------     ----------
                                                    NET INTEREST INCOME      3,616,307      3,023,573
PROVISION FOR LOAN LOSSES                                                      100,623         90,000
                                                                            ----------     ----------
                                              NET INTEREST INCOME AFTER
                                              PROVISION FOR LOAN LOSSES      3,515,684      2,933,573
                                                                            ----------     ----------
NONINTEREST INCOME
   Banking service charges and fees                                            222,164        231,615
   Trust                                                                       228,673        188,220
   Other                                                                       162,966        149,831
                                                                            ----------     ----------
                                               TOTAL NONINTEREST INCOME        613,803        569,666
                                                                            ----------     ----------
NONINTEREST EXPENSE
   Salaries                                                                  1,128,474      1,075,099
   Employee benefits                                                           381,117        370,096
   Net occupancy                                                               185,491        179,510
   Equipment                                                                   101,460         94,297
   Legal fees                                                                   36,307         51,279
   Directors fees                                                               37,070         39,560
   Computer services                                                           203,709        213,268
   Supplies                                                                     43,809         43,912
   Commissions, services and fees                                               67,411         69,113
   Postage                                                                      31,501         38,934
   Advertising                                                                  64,310         99,215
   OREO & non-performing loan expenses-net                                          --          6,261
   Other                                                                       383,483        346,899
                                                                            ----------     ----------
                                              TOTAL NONINTEREST EXPENSE      2,664,142      2,627,443
                                                                            ----------     ----------

                                             INCOME BEFORE INCOME TAXES      1,465,345        875,796
PROVISION FOR INCOME TAXES                                                     407,710        222,741
                                                                            ----------     ----------
                                                             NET INCOME     $1,057,635     $  653,055
                                                                            ==========     ==========

INCOME PER SHARE
                                             BASIC NET INCOME PER SHARE     $      .52     $      .33
                                                                            ==========     ==========
                                           DILUTED NET INCOME PER SHARE     $      .52     $      .32
                                                                            ==========     ==========
   DIVIDENDS PER SHARE                                                      $      .14     $      .12
                                                                            ==========     ==========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended March 31,                                                             2005             2004
                                                                                     -----------      -----------
Net income                                                                           $ 1,057,635      $   653,055
Unrealized holding (losses) gains on securities:
       Unrealized holding (losses) gains arising during the period, net of taxes      (1,517,855)         298,057
                                                                                     -----------      -----------

Comprehensive (loss) income                                                          $  (460,220)     $   951,112
                                                                                     ===========      ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,                                                  2005              2004
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  1,057,635      $    653,055
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                         85,237            59,384
       Provision for loan losses                                               100,623            90,000
       Depreciation and amortization                                            97,006            86,157
       Deferred tax benefit on stock options exercised                          11,250                --
       Loss on disposals of bank premises and equipment                             --               917
       Gain from the sale of foreclosed real estate                                 --           (45,138)
       Increase in accrued interest receivable                                (137,396)         (148,372)
       Decrease in other assets                                                344,696           149,186
       Increase in cash surrender value of insurance                           (93,084)          (79,443)
       (Increase) decrease in deferred loan origination costs                  (34,602)           79,655
       Decrease in accrued expenses and other liabilities                     (146,093)         (248,494)
                                                                          ------------      ------------

          Net cash provided by operating activities                          1,285,272           596,907
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
       Proceeds from maturities and principal payments                       5,272,477         6,418,817
       Purchases                                                            (3,000,000)      (32,292,634)
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                           8,178            10,902
Net increase in loans                                                       (8,682,319)         (845,318)
Proceeds from sale of foreclosed real estate                                        --           345,138
Purchase of bank premises and equipment                                       (183,984)         (131,542)
                                                                          ------------      ------------

        Net cash used in investing activities                               (6,585,648)      (26,494,637)
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, money market and demand deposits        (3,913,192)        9,450,498
Net increase (decrease) in certificates of deposit                           2,258,234        (3,844,278)
Net increase (decrease) in short term Federal Home Loan Bank advances       11,496,000        (4,700,000)
Proceeds from Federal Home Loan Bank advances                                4,000,000                --
Repayments on Federal Home Loan Bank advances                               (9,000,000)               --
Net increase in repurchase agreements with financial institutions                   --        24,200,000
Net increase in repurchase agreements with customers                         2,307,412                --
Proceeds from the exercise of stock options                                     16,052           161,474
Dividends paid on common stock                                                (283,592)         (227,160)
                                                                          ------------      ------------

       Net cash provided by financing activities                             6,880,914        25,040,534
                                                                          ------------      ------------

       Net increase (decrease)  in cash and cash equivalents                 1,580,538          (857,196)

CASH AND CASH EQUIVALENTS, at beginning of period                           12,222,713        12,702,308
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, at end of period                               $ 13,803,251      $ 11,845,112
                                                                          ============      ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
       Interest on deposits and borrowings                                $  1,526,063      $  1,614,636
                                                                          ============      ============
       Income taxes                                                       $        500      $        600
                                                                          ============      ============

Non cash investing and financing activities:
       Accrued dividends declared                                         $    284,061      $    230,497
                                                                          ============      ============

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2004.

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of their operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

      The following is information about the computation of net income per share for the three month periods ended March 31, 2005 and 2004. The 2004 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                               Three Months Ended
                                                                 March 31, 2005
                                                    ----------------------------------------
                                                       Net                         Per Share
                                                      Income         Shares         Amount
                                                    ----------     ----------     ----------
      Basic Net Income Per Share
        Income available to common shareholders     $1,057,635      2,027,259     $      .52
                                                                                  ==========
      Effect of Dilutive Securities
        Options Outstanding                                 --         22,397
      Diluted Net Income Per Share
        Income available to common shareholders     ----------     ----------
        plus assumed conversions                    $1,057,635      2,049,656     $      .52
                                                    ==========     ==========     ==========

                                                                 March 31, 2004
                                                    ----------------------------------------
                                                       Net                         Per Share
                                                      Income         Shares         Amount
                                                    ----------     ----------     ----------
      Basic Net Income Per Share
        Income available to common shareholders     $  653,055      2,003,579     $      .33
                                                                                  ==========
      Effect of Dilutive Securities
        Options Outstanding                                 --         32,273
      Diluted Net Income Per Share
        Income available to common shareholders     ----------     ----------
        plus assumed conversions                    $  653,055      2,035,852     $      .32
                                                    ==========     ==========     ==========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                          Three Months Ended
                                                                                            March 31, 2005
                                                                             ---------------------------------------------

                                                                              Before-Tax          Tax           Net-of-Tax
                                                                                Amount           Effect           Amount
                                                                             -----------      -----------      -----------
Unrealized holding losses arising during the period                          $(2,299,780)     $   781,925      $(1,517,855)
Less: reclassification adjustment for amounts recognized in net income                --               --               --
                                                                             -----------      -----------      -----------

Unrealized holding losses on available for sale securities, net of taxes     $(2,299,780)     $   781,925      $(1,517,855)
                                                                             ===========      ===========      ===========

                                                                                            March 31, 2005
                                                                             ---------------------------------------------

                                                                              Before-Tax          Tax           Net-of-Tax
                                                                                Amount           Effect           Amount
                                                                             -----------      -----------      -----------
Unrealized holding gains arising during the period                           $   451,602      $  (153,545)     $   298,057
Less: reclassification adjustment for amounts recognized in net income                --               --               --
                                                                             -----------      -----------      -----------

Unrealized holding gains on available for sale securities, net of taxes      $   451,602      $  (153,545)     $   298,057
                                                                             ===========      ===========      ===========

The Bank has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method. During the first quarter of 2005, the Bank's pension plan was curtailed as the Bank's Board of Directors approved the cessation of benefit accruals under the Plan effective April 30, 2005. Because of this action, for the Plan year beginning November 15, 2004, no contributions will be made by the Bank.

Components of net periodic benefit cost for the three months ended March 31:

                                                   2005            2004
                                                 --------        --------
      Service cost                               $     --        $ 64,889
      Interest cost                                52,516          48,050
      Expected return on plan assets              (58,310)        (56,573)
      Amortization of unrealized loss              13,222          11,009
                                                 --------        --------
      Net periodic benefit cost                  $  7,428        $ 67,375
                                                 ========        ========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of March 31, 2005 are as follows:

                                    due 4/1/05          1,496,000 @ 2.60%
                                    due 7/27/05         6,000,000 @ 2.91%
                                    due 8/29/05         2,500,000 @ 2.40%
                                    due 8/29/05         2,500,000 @ 2.48%
                                    due 12/8/05         2,000,000 @ 2.36%
                                    due 2/10/06         3,000,000 @ 3.39%
                                    due 7/18/06         4,500,000 @ 2.33%
                                    due 7/16/07         4,500,000 @ 2.59%
                                    due 8/27/07         5,000,000 @ 3.76%
                                    due 7/18/08         4,500,000 @ 3.27%
                                                      -----------
                                        Total         $35,996,000
                                                      ===========

      As of March 31, 2005, the Bank had borrowings under repurchase agreements with financial institutions totaling $59,900,000. This amount includes borrowings:

                                    due  4/26/05         4,700,000 @ 1.81%
                                    due 12/27/05         7,000,000 @ 3.08%
                                    due  1/30/06         3,000,000 @ 2.10%
                                    due  1/31/06         5,000,000 @ 3.32%
                                    due  1/28/07         4,000,000 @ 3.60%
                                    due  2/19/07        10,000,000 @ 2.74%
                                    due  2/25/07         4,650,000 @ 2.40%
                                    due 10/27/07         7,000,000 @ 3.26%
                                    due  7/28/08         5,000,000 @ 3.25%
                                    due  7/31/08         5,000,000 @ 3.27%
                                    due  2/25/09         4,550,000 @ 3.20%
                                                       -----------
                                        Total          $59,900,000
                                                       ===========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

For the three months ended March 31,
                                                              2005                 2004
                                                        ---------------      ----------------
Provision for income taxes at statutory Federal rate    $ 498,217    34%     $ 297,771     34%
Increase (decrease) resulting from:
   Tax exempt income                                      (98,544)   (7)       (82,496)   (10)
   Nondeductible interest expense                           4,174     1          3,606      1
   Other                                                    3,863     0          3,860      1
                                                        -------------------------------------
Provision for income taxes                              $ 407,710    28%     $ 222,741     26%
                                                        =====================================

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at March 31, 2005 and December 31, 2004 are as follows:

AVAILABLE FOR SALE                                                March 31, 2005
                                        ------------------------------------------------------------------
                                                             Gross            Gross
                                          Amortized       Unrealized        Unrealized           Fair
                                            Cost             Gains            Losses             Value
                                        -------------    -------------     -------------     -------------
Debt Securities:
   U.S. Treasury securities             $   5,293,178    $       4,413     $     (57,201)    $   5,240,390
   U.S. Government Agency securities       46,980,484               --        (1,296,169)       45,684,315
   State and Municipal Obligations         18,067,543          274,512           (80,760)       18,261,295
   Corporate and Other Bonds                3,005,903               --            (5,903)        3,000,000
                                        -------------    -------------     -------------     -------------

                                           73,347,108          278,925        (1,440,033)       72,186,000
                                        -------------    -------------     -------------     -------------

Mortgage-Backed Securities:
   GNMA                                     6,583,772           44,225           (14,464)        6,613,533
   FNMA                                    60,127,458            3,136        (2,203,668)       57,926,926
   FHLMC                                   31,230,032           10,190          (830,420)       30,409,802
                                        -------------    -------------     -------------     -------------
                                           97,941,262           57,551        (3,048,552)       94,950,261
                                        -------------    -------------     -------------     -------------

Marketable Equity Securities                2,000,000               --                --         2,000,000
                                        -------------    -------------     -------------     -------------

Total available for sale securities     $ 173,288,370    $     336,476     $  (4,488,585)    $ 169,136,261
                                        =============    =============     =============     =============

                                                                 December 31, 2004
                                        ------------------------------------------------------------------
                                                             Gross            Gross
                                          Amortized       Unrealized        Unrealized           Fair
                                            Cost             Gains            Losses             Value
                                        -------------    -------------     -------------     -------------
Debt Securities:
   U.S. Treasury securities             $   5,292,694    $      15,742     $     (30,915)    $   5,277,521
   U.S. Government Agency securities       43,962,574           44,262          (828,456)       43,178,380
   State and Municipal Obligations         18,078,583          573,799           (13,259)       18,639,123
   Corporate and Other Bonds                3,007,856               --           (13,856)        2,994,000
                                        -------------    -------------     -------------     -------------

                                           70,341,707          633,803          (886,486)       70,089,024
                                        -------------    -------------     -------------     -------------

Mortgage-Backed Securities:
   GNMA                                     6,999,501           35,965           (12,548)        7,022,918
   FNMA                                    63,486,399            6,439        (1,250,920)       62,241,918
   FHLMC                                   32,818,476           48,630          (427,211)       32,439,895
                                        -------------    -------------     -------------     -------------
                                          103,304,376           91,034        (1,690,679)      101,704,731
                                        -------------    -------------     -------------     -------------

Marketable Equity Securities                2,000,000               --                --         2,000,000
                                        -------------    -------------     -------------     -------------

Total available for sale securities     $ 175,646,083    $     724,837     $  (2,577,165)    $ 173,793,755
                                        =============    =============     =============     =============

HELD TO MATURITY                                                   March 31, 2005
                                        ------------------------------------------------------------------
                                                             Gross            Gross
                                          Amortized       Unrealized        Unrealized           Fair
                                            Cost             Gains            Losses             Value
                                        -------------    -------------     -------------     -------------
Mortgage-Backed Securities:
   GNMA                                 $      55,258    $          --     $        (947)    $      54,311
   FHLMC                                        7,510               --                --             7,510
                                        -------------    -------------     -------------     -------------
Total held to maturity securities       $      62,768    $          --     $        (947)    $      61,821
                                        =============    =============     =============     =============

                                                                  December 31, 2004
                                        ------------------------------------------------------------------
                                                             Gross            Gross
                                          Amortized       Unrealized        Unrealized           Fair
                                            Cost             Gains            Losses             Value
                                        -------------    -------------     -------------     -------------
Mortgage-Backed Securities:
   GNMA                                 $      58,564    $          --     $        (750)    $      57,814
   FHLMC                                       12,382               --                --            12,382
                                        -------------    -------------     -------------     -------------
Total held to maturity securities       $      70,946    $          --     $        (750)    $      70,196
                                        =============    =============     =============     =============

At March 31, 2005, gross unrealized holding losses on available for sale and held to maturity securities totaled $4,489,532. Of the securities with unrealized losses, there were twenty-seven securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $3,560,188 at March 31, 2005. Management does not believe that any of the unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government and U.
S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan portfolio at March 31, 2005 and December 31, 2004 is as follows:

                                                       2005            2004
            Real estate--residential mortgage     $ 152,410,573   $ 148,661,814
            Real estate--commercial mortgage         33,355,645      33,655,103
            Real estate--construction                15,954,323      11,596,972
            Commercial                               19,047,996      17,910,953
            Installment                               6,014,798       6,315,197
            Other                                       118,656          80,118
                                                  -------------   -------------
                             TOTAL LOANS            226,901,991     218,220,157
            Net deferred loan origination costs         233,143         198,541
            Allowance for loan losses                (1,490,085)     (1,389,947)
                                                  -------------   -------------
                             NET LOANS            $ 225,645,049   $ 217,028,751
                                                  =============   =============

10. A summary of the Bank's deposits at March 31, 2005 and December 31, 2004 is as follows:

                                                                    2005            2004
                                                                ----------------------------
            Noninterest bearing:
                Demand                                          $ 56,227,748    $ 58,409,685
                                                                ------------    ------------
            Interest bearing:
                Savings                                           57,076,126      57,934,199
                Money market                                      97,712,587      98,585,769
                Time certificates of deposit in
                  denominations of $100,000 or more               31,199,180      25,823,673
                Other time certificates of deposit                56,976,780      60,094,053
                                                                ------------    ------------
                     Total Interest bearing deposits             242,964,673     242,437,694
                                                                ------------    ------------
                                              TOTAL DEPOSITS    $299,192,421    $300,847,379
                                                                ============    ============

Included  in  deposits  as  of  March  31,  2005  and   December  31,  2004  are
approximately $3,219,000 $4,318,000, respectively, of brokered deposits which have varying maturities through September 2006.

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

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has seven banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The newest banking facility, located in downtown Torrington, Connecticut, opened in March of 2003. In February of 2005 the Bank submitted an application to the OCC to open a full service branch in Canton, Connecticut. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc.

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

As of March 31, 2005, the Company had total assets of $430,590,598 which was an increase of approximately $6.3 million or 1.5% from year-end 2004 total assets of $424,304,747. The increase in assets resulted mainly from increases in the loan portfolio. This growth was funded primarily by increases in borrowings through Federal Home Loan Bank Advances.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of March 31, 2005 were $430,590,598, an increase of $6,285,851 or 1.5% from year-end 2004 total assets of $424,304,747.

During the first quarter of the 2005, the composition of earning assets began to shift from the securities portfolio to the loan portfolio. This shift is consistent with Management's intent to fully utilize the earning assets and community lending capacity of the Bank. The increase in assets was primarily in the loan portfolio which increased by $8,616,298 or 4.0% from year-end 2004. Total loans as of March 31, 2005 were $225,645,049 as compared to the year-end 2004 level of $217,028,751. The residential mortgage portfolio totaled $152,410,573 which was an increase of $3,748,759 or 2.52% from year-end 2004. Growth in these mortgage products was primarily in fixed rate loans. Commercial mortgages totaled $33,355,645 remaining within 1% of their year-end balance. During the first quarter of 2005, construction mortgages increased by $4,357,351 or 37.57%. The increase in the construction mortgage portfolio was in both residential and commercial real estate loans. This growth is the result of the popularity of the construction to permanent mortgage product as well commercial calling efforts in our local and contiguous markets. The commercial loan portfolio increased by $1,137,043 or 6.35% from its year-end 2004 balance. Again, this growth is attributed to commercial calling efforts.

As of March 31, 2005 the securities portfolio totaled $169,199,029 which is a 2.68% decrease from the year-end 2004 balance. The decrease in the portfolio resulted primarily from principal payments received on mortgage-backed securities. Liquidity from these securities was utilized to fund the loan portfolio growth. During the first quarter of 2005 there was one U.S. Government agency bond purchase which resulted in the slight increase in these securities.

Cash and cash equivalents totaled $13,803,251, which is an increase of $1,580,538 or 12.9% from year-end 2004.

Total liabilities were $406,761,903 as of March 31, 2005 compared to total liabilities of $399,759,074 as of year-end 2004. During the first quarter of 2005, deposits decreased $1,654,958 or .55%. Demand deposits declined by $2,181,937 or 3.74%, which is indicative of normal daily fluctuations. Similar decreases were also experienced in both savings and money market deposits. Certificates of deposits below $100,000 in denomination declined by $3,117,273 or 5.19%. Lack of consumer interest in illiquid deposit investments continues to erode these deposits. Certificates of deposits above $100,000 in denomination increased by $5,375,507 or 20.82%. This growth is primarily the result of short term deposits from local municipalities.

During the first quarter of 2005, earning asset growth was funded primarily through Federal Home Loan Bank advances. These borrowings increased $6,496,000 or 22.02%. Borrowing throughout the first quarter occurred on an overnight basis as well as on both longer and shorter contractual terms. Considerations of interest levels, yield curve and the Company's current and future liquidity needs determined the funding structures utilized.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2005 totaled $1,057,635. These earnings are $404,580 or 62.0% above earnings for the first quarter of 2004, which totaled $653,055. Basic and diluted income per share for the first quarter of 2005 were $.52, compared to basic and diluted income per share of $.33 and $.32, respectively, earned for the first quarter of 2004. For the first quarter of 2005, the return on average equity for the Company totaled 17.06% compared to 11.50% earned for the first quarter of 2004.

Net Interest Income

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

Net interest income is comprised of the following for the three months ended March 31,

                                                      2005             2004
                                                   -----------      -----------

Interest and dividend income                       $ 5,165,041      $ 4,624,490
Tax-equivalent adjustments                              95,032           78,607
Interest expense                                    (1,548,734)      (1,600,917)
                                                   -----------      -----------

Net interest income                                $ 3,711,339      $ 3,102,180
                                                   ===========      ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended March 31, 2005 and 2004. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                             Three months ended March 31, 2005              Three months ended March 31, 2004
                                        -------------------------------------------    -------------------------------------------
                                                            Interest                                       Interest
                                           Average           Earned/         Yield/       Average           Earned/         Yield/
                                           Balance            Paid            Rate        Balance            Paid            Rate
                                        -------------     -------------      ------    -------------     -------------      ------
Assets
Interest Earning Assets:
Loans                                   $ 223,545,000     $   3,286,022       5.88%    $ 191,839,000     $   2,682,153       5.59%
Investment Securities                     177,607,000         1,966,626       4.43%      180,361,000         2,014,437       4.47%

Other interest earning assets               2,875,000             7,425       1.03%        2,880,000             6,507        .90%
                                        -------------     -------------                -------------     -------------

Total interest earning assets             404,027,000         5,260,073       5.21%      375,080,000         4,703,097       5.02%
                                                          -------------       ----                       -------------       ----

Allowance for loan losses                  (1,426,000)                                    (1,164,000)
Cash and due from banks                    14,272,000                                     11,704,000
Bank premises and equipment                 2,826,000                                      2,828,000
Net unrealized (loss) gain on
  securities                               (2,200,000)                                        91,000
Other assets                               14,704,000                                     12,675,000
                                        -------------                                  -------------

Total Average Assets                    $ 432,203,000                                  $ 401,214,000
                                        =============                                  =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $  57,964,000            29,565        .20%    $  54,043,000            52,331        .39%
Money Market deposits                     100,325,000           239,858        .96%      111,156,000           384,139       1.38%
Time deposits                              86,618,000           507,828       2.35%       93,833,000           646,172       2.75%
Borrowed funds                            103,523,000           771,483       2.98%       72,056,000           518,275       2.88%
                                        -------------     -------------                -------------     -------------

Total interest bearing liabilities        348,430,000         1,548,734       1.78%      331,088,000         1,600,917       1.93%
                                                          -------------       ----                       -------------       ----

Demand deposits                            57,157,000                                     47,002,000
Other liabilities                           1,813,000                                        418,000
Shareholders' Equity                       24,803,000                                     22,706,000
                                        -------------                                  -------------

Total liabilities and equity            $ 432,203,000                                  $ 401,214,000
                                        =============                                  =============

Net interest income                                       $   3,711,339                                  $   3,102,180
                                                          =============                                  =============
Net interest spread                                                           3.43%                                          3.09%
                                                                              ====                                           ====
Net interest margin                                                           3.67%                                          3.31%
                                                                              ====                                           ====

RATE/VOLUME ANALYSIS

                                              3/31/05 Compared to 3/31/04
                                              Increase (Decrease) Due to
                                        ---------------------------------------

                                         Volume          Rate            Total
                                        ---------      ---------      ---------

Interest earned on:
Loans                                   $ 460,664      $ 143,205      $ 603,869
Investment securities                     (30,590)       (17,221)       (47,811)
Other interest income                         (12)           930            918
                                        ---------      ---------      ---------
Total interest earning assets             430,062        126,914        556,976
                                        ---------      ---------      ---------

Interest paid on:
Deposits                                  (56,412)      (248,979)      (305,391)
Borrowed money                            233,877         19,331        253,208
                                        ---------      ---------      ---------
Total interest bearing liabilities        177,465       (229,648)       (52,183)
                                        ---------      ---------      ---------

Increase in net interest income         $ 252,597      $ 356,562      $ 609,159
                                        =========      =========      =========

Tax-equivalent net interest income for the first quarter of 2005 totaled $3,711,339, an increase of $609,159 or 19.6% from the first quarter of 2004. Of the $609,159 increase in net interest income, $252,597 is due to the increased volume of earning assets and $356,562 is due to the improvement in the rate spread between earning assets and funding liabilities.

Average earning assets for the first quarter of 2005 totaled $404,027,000, $28,947,000 or 7.72% greater than the average of earning assets for the first quarter of 2004. This increase in earning assets, specifically mortgages and commercial loans, contributed to an additional $252,597 in net interest income. Additional net interest income of $356,562 resulted from an improved interest rate spread. The net interest margin increased by 36 basis points from the first quarter of 2004. The yield on earning assets increased 19 basis points and resulted in additional interest income of $126,914. This increase was primarily due to higher interest rates earned in the loan portfolio due to a higher interest rate environment. The decrease in overall funding costs resulted in additional net interest income of $229,648. Costs of interest bearing liabilities, specifically deposits, declined by 15 basis points over the same period. The total rate paid on all interest bearing deposits for the first quarter of 2005 was 1.27%, down 40 basis points compared to the first quarter 2004 cost of 1.67%. This decrease was due to management's ability to reduce rates paid on core deposits during 2004 as well as to longer term time deposits repricing at lower rates. Interest costs related to borrowed funds increased slightly due to the higher interest rate environment.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2005 totaled $100,623, which is an increase of $10,623 over the provision for the first quarter of 2004. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve.

Management's decision to increase the provision is based upon an increased emphasis in commercial lending, as well as its analysis of non-performing loans, their collateral and cautious economic expectations in the local market.

During the first quarter of 2005, the Company recorded net charge-offs of $485 compared to first quarter 2004 net charge-offs of $45,030. First quarter charge-offs and recoveries for both years were related primarily to consumer loans, specifically in the indirect dealer loan program which was discontinued. The decrease in net charge-offs between years is the result of the significantly lower balance of that portfolio as well as the Bank's collection efforts.

Noninterest Income

Noninterest income for the first quarter of 2005 totaled $613,803, increasing $44,137 or 7.75% from the first quarter 2004 income of $569,666. The income from banking service charges and fees decreased by $9,451 or 4.08% from the first quarter of 2004. This decrease is primarily due to a slightly lower level of deposit overdraft charges and account maintenance fees. Trust income increased $40,453 or 21.49% from the first quarter of 2004. Contributing to this increase is a higher level of investments under management. Also, there was a nonrecurring fee rebate incurred during the first quarter of 2004 which reduced trust income for that period. Other noninterest income totaled $162,966, an increase of $13,135 or 8.77% from the first quarter of 2004. Increased income was due to higher fees from the Bank's retail sales of non-deposit investment products. Offsetting this increase was the $45,138 gain recorded from the sale of OREO property during the first quarter of 2004. There were no similar gains during 2005.

Noninterest Expense

First quarter 2005 noninterest expense totaled $2,664,142, increasing 1.40% or $36,699 from the first quarter 2004 expense of $2,627,443. Salaries and benefits expense increased by $64,396 reflecting slightly higher staffing and salary levels and significantly increased health insurance, pension and other benefits costs. In answer to the continued increases in benefit costs, the Bank curtailed its defined benefit pension plan effective April 30, 2005. Although this action will have no impact in 2005 earnings, Management anticipates that this action will mitigate future cost increases. Advertising expense totaled $64,310 and decreased by 35.18% from the first quarter 2004 due mostly to timing of promotional events scheduled to occur during the year as well as to lower fees for service paid to the outside agencies. Legal fees decreased $14,972 or 29.20%. Costs for external computer services decreased by $9,559 or 4.48% reflecting changes in ancillary processors, services and account activity.

Other noninterest expenses increased by $36,584, or 10.55% from the first quarter of 2004. This is due to costs for computer software related to new products and technology. Additionally, fees paid for insurance and audit services increased from first quarter 2004 due to the Company's growth and to regulatory environment. Offsetting some of these increases were decreased costs for computer consulting, postage, seminars and travel. Most of the decreased costs are temporary in nature and are related to the timing of various activities throughout the year.

Income Taxes

The first quarter 2005 provision for income taxes totaled $407,710, which is an increase of $184,969 from the first quarter of 2004. The increase in income tax expense is the result of higher taxable income as well as an increase in the Company's effective tax rate. The

Company's effective tax rate for the first quarter of 2005 was 28% compared to that of 26% for the first quarter of 2004. The increase in the effective tax rate is due to a proportionately lower non-taxable income from both State and Municipal investments as well as that from bank owned life insurance.

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

As of March 31, 2005, the Company had $74,262,187 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At March 31, 2005, total shareholders' equity was $23,828,695 compared to $24,545,673 at December 31, 2004. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of March 31, 2005:

                                            Minimum
                                         Regulatory
                                     Capital Levels    The Company      The Bank
                                     --------------    -----------      --------
TIER 1:
  Leverage capital ratio                         4%          7.72%         7.06%

  Risk-based capital ratio                       4%         14.21%        12.99%

  Total risk-based capital ratio                 8%         14.84%        13.63%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at March 31, 2005. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At March 31, 2005, the allowance for loan losses was equivalent to 103% of total non-performing assets as compared with 73% of total non-performing assets at December 31, 2004. This ratio was favorably impacted during the first quarter of 2005 due to several residential mortgages that were removed from nonaccrual status. The ratio of the allowance for loan losses to total loans at March 31, 2005 was .66% as compared to .64% as of December 31, 2004.

Changes in the allowance for loan losses for the periods ended March 31, 2005 and 2004 are as shown below:

For the three months ended March 31,                   2005             2004
                                                   -----------      -----------

Balance at beginning of the year                   $ 1,389,947      $ 1,149,454
Provision for loan losses                              100,623           90,000
Loans charged off                                       (7,007)         (56,313)
Recoveries of loans previously charged off               6,522           11,283
                                                   -----------      -----------

Balance at end of period                           $ 1,490,085      $ 1,194,424
                                                   ===========      ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of March 31, 2005 and December 31, 2004.

                                            March 31, 2005     December 31, 2004
                                            --------------     -----------------

Nonaccrual loans                              $1,442,130           $1,634,999

Other real estate owned                               --                   --
                                              ----------           ----------

Total nonperforming assets                    $1,442,130           $1,634,999
                                              ==========           ==========

Loans past due in excess of 90 days and
  accruing interest                           $       --           $       --
                                              ==========           ==========

Potential Problem Loans

As of March 31, 2005, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At March 31, 2005, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There are no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - Not applicable

Neither the Corporation nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business with the possible exception of the following matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

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

21.         List of  Subsidiaries  of First  Litchfield  Financial  Corporation.
            Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005.

31.1        Certification of the Chief Executive Officer of the Company.

31.2        Certification of the Chief Financial Officer of the Company.

32.0 Certification of the Chief Executive Officer and the Chief Financial Officer of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005                     FIRST LITCHFIELD FINANCIAL CORPORATION


                                        By:    /s/ Joseph J. Greco
                                            ----------------------------
                                            Joseph J. Greco, President and
                                            Chief Executive Officer


Dated: May 13, 2005                     By:    /s/ Carroll A. Pereira
                                            ----------------------------
                                            Carroll A. Pereira
                                            Principal Accounting Officer