Form 10-Q
period 2005-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2005-08-15
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

                  For the Quarterly period ended: June 30, 2005
                                                 --------------

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

           Yes [X]         No  [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No X
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,028,387 shares of Common Stock, par value $.01 per share, were outstanding at July 28, 2005.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                Page
                                                                                ----
Part I - Consolidated Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets - June 30, 2005 (unaudited) and
          December 31, 2004 .................................................    3

         Consolidated Statements of Income - Three and six months ended
          June 30, 2005 and 2004 (unaudited) ................................    4

         Consolidated Statements of Comprehensive Income -  Six months ended
          June 30, 2005 and 2004 (unaudited) ................................    5

         Consolidated Statements of Cash Flows - Six months ended
          June 30, 2005 and 2004 (unaudited) ................................    6

         Notes to Consolidated Financial Statements .........................    7

         Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................   13

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk.   24

         Item 4 - Controls and Procedures ...................................   24

Part II - Other Information

         Item 1 - Legal Proceedings .........................................   25

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   25

         Item 3 - Defaults Upon Senior Securities ...........................   25

         Item 4 - Submission of Matters to a Vote of Security Holders .......   25

         Item 5 - Other Information .........................................   26

         Item 6 - Exhibits ..................................................   26

Signatures ..................................................................   33

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,        December 31,
                                                                                             2005              2004
                                                                                         -------------     -------------
                                                                                          (Unaudited)
ASSETS
   Cash and due from banks                                                               $  16,074,575     $  12,222,713
                                                                                         -------------     -------------
                                                          CASH AND CASH EQUIVALENTS         16,074,575        12,222,713
                                                                                         -------------     -------------
   Securities:
      Available for sale securities, at fair value                                         160,309,575       173,793,755
      Held to maturity securities (fair value $53,477-2005 and $70,196-2004)                    54,666            70,946
                                                                                         -------------     -------------
                                                                   TOTAL SECURITIES        160,364,241       173,864,701
                                                                                         -------------     -------------

   Federal Home Loan Bank stock, at cost                                                     3,911,700         3,182,900
   Federal Reserve Bank stock, at cost                                                         225,850           225,850
   Other restricted stock, at cost                                                              50,000            50,000

   Loans Receivable, net of allowance for loan losses of
                 $1,588,749 -2005, $1,389,947-2004
                                                                          NET LOANS        239,909,049       217,028,751

   Premises and equipment, net                                                               3,659,040         2,769,827
   Deferred income taxes                                                                       887,752           908,023
   Accrued interest receivable                                                               2,132,448         2,005,064
   Cash surrender value of insurance                                                         9,092,575         8,906,407
   Other assets                                                                              3,462,627         3,140,511
                                                                                         -------------     -------------

                                                                       TOTAL ASSETS      $ 439,769,857     $ 424,304,747
                                                                                         =============     =============

LIABILITIES
   Deposits:
      Noninterest bearing                                                                $  62,722,967     $  58,409,685
      Interest bearing                                                                     219,389,923       242,437,694
                                                                                         -------------     -------------
                                                                     TOTAL DEPOSITS        282,112,890       300,847,379
                                                                                         -------------     -------------

   Federal Home Loan Bank advances                                                          55,903,000        29,500,000
   Repurchase agreements with financial institutions                                        62,200,000        59,900,000
   Repurchase agreements with customers                                                      3,669,983           209,588
   Subordinated debt                                                                         7,011,000         7,011,000
   Accrued expenses and other liabilities                                                    2,870,643         2,291,107
                                                                                         -------------     -------------

                                                                  TOTAL LIABILITIES        413,767,516       399,759,074
                                                                                         -------------     -------------

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value;  1,000,000  shares  authorized,  no shares outstanding Common stock $.01 par value
      Authorized - 5,000,000 shares
      2005 - Issued - 2,133,573 shares, outstanding - 2,028,387 shares
      2004 - Issued - 2,130,843 shares, outstanding - 2,025,657 shares                          21,336            21,308
   Capital surplus                                                                          19,934,803        19,892,870
   Retained earnings                                                                         7,930,449         6,555,092
   Less: Treasury stock at cost- 105,186 shares                                               (701,061)         (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                                        (1,183,186)       (1,222,536)
                                                                                         -------------     -------------
                                                         TOTAL SHAREHOLDERS' EQUITY         26,002,341        24,545,673
                                                                                         -------------     -------------

                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 439,769,857     $ 424,304,747
                                                                                         =============     =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                                   2005            2004           2005            2004
                                                               ------------    ------------   ------------    ------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                  $  3,473,840    $  2,691,723   $  6,759,452    $  5,373,315

   Interest and dividends on securities:
       Mortgage-backed                                              956,404       1,320,880      1,991,697       2,470,857
       US Treasury and other                                        599,089         640,879      1,190,717       1,232,264
       State & municipal securities                                 197,072         178,152        392,741         339,947
       Corporate bonds & other securities                            51,515          33,233        100,929          66,467
   Other interest income                                              1,678           4,071          9,103          10,578
                                                               ------------    ------------   ------------    ------------
                                 TOTAL INTEREST INCOME            5,279,598       4,868,938     10,444,639       9,493,428
                                                               ------------    ------------   ------------    ------------

INTEREST EXPENSE
   Interest on deposits:
       Savings                                                       29,957          32,333         59,522          84,664
       Money market                                                 236,472         326,148        476,330         710,287
       Time certificates of deposit in denominations
            $100,000 or more                                        188,021         165,178        351,667         342,259
       Other time certificates of deposit                           347,322         435,615        689,176         904,706
                                                               ------------    ------------   ------------    ------------
                            TOTAL INTEREST ON DEPOSITS              801,772         959,274      1,576,695       2,041,916
   Interest on Federal Home Loan Bank advances                      393,013         222,945        641,524         430,023
   Interest on repurchase agreements                                487,621         333,478        916,896         571,346
   Interest on subordinated debt                                    106,399          73,793        202,424         147,122
                                                               ------------    ------------   ------------    ------------
                                TOTAL INTEREST EXPENSE            1,788,805       1,589,490      3,337,539       3,190,407
                                                               ------------    ------------   ------------    ------------
                                   NET INTEREST INCOME            3,490,793       3,279,448      7,107,100       6,303,021
PROVISION FOR LOAN LOSSES                                           100,623          90,000        201,246         180,000
                                                               ------------    ------------   ------------    ------------
                            NET INTEREST INCOME AFTER
                             PROVISION FOR LOAN LOSSES            3,390,170       3,189,448      6,905,854       6,123,021
                                                               ------------    ------------   ------------    ------------
NONINTEREST INCOME
   Banking service charges and fees                                 245,997         242,827        468,161         474,442
   Trust                                                            246,813         261,701        475,486         449,921
   Losses on the sales of available for sale securities             (44,076)             --        (44,076)             --
   Other                                                            149,194         129,930        312,160         279,761
                                                               ------------    ------------   ------------    ------------
                              TOTAL NONINTEREST INCOME              597,928         634,458      1,211,731       1,204,124
                                                               ------------    ------------   ------------    ------------
NONINTEREST EXPENSE
   Salaries                                                       1,137,359       1,040,098      2,265,833       2,115,197
   Employee benefits                                                331,844         322,898        712,961         688,593
   Net occupancy                                                    168,729         161,614        354,220         341,124
   Equipment                                                        105,778          90,962        207,238         185,259
   Legal fees                                                        58,681          45,972         94,988          97,251
   Directors fees                                                    36,695          31,895         73,765          71,455
   Computer services                                                220,412         204,301        424,121         417,569
   Supplies                                                          39,451          42,951         83,260          86,863
   Commissions, services and fees                                    61,189          52,697        128,600         121,810
   Postage                                                           33,392          34,315         64,893          73,249
   Advertising                                                      112,947          78,307        177,257         177,522
   OREO & non-performing loan expenses-net                               --             357             --           6,618
   Other                                                            472,179         380,070        855,662         731,370
                                                               ------------    ------------   ------------    ------------
                            TOTAL NONINTEREST EXPENSES            2,778,656       2,486,437      5,442,798       5,113,880
                                                               ------------    ------------   ------------    ------------
                            INCOME BEFORE INCOME TAXES            1,209,442       1,337,469      2,674,787       2,213,265
PROVISION FOR INCOME TAXES                                          323,685         374,626        731,395         597,367
                                                               ------------    ------------   ------------    ------------
                                            NET INCOME         $    885,757    $    962,843   $  1,943,392    $  1,615,898
                                                               ============    ============   ============    ============
INCOME PER SHARE
                            BASIC NET INCOME PER SHARE         $       0.44    $       0.48   $       0.96    $       0.80
                                                               ============    ============   ============    ============
                          DILUTED NET INCOME PER SHARE         $       0.43    $       0.47   $       0.95    $       0.79
                                                               ============    ============   ============    ============

   Dividends Per Share                                         $       0.14    $       0.12   $       0.28    $       0.24
                                                               ============    ============   ============    ============

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three months ended June 30,                                                            2005          2004
                                                                                    ----------   -----------
Net income                                                                          $  885,757   $   962,843
Unrealized holding gains (losses) on securities:
        Unrealized holding gains (losses) arising during the period, net of taxes    1,557,205    (3,268,788)
                                                                                    ----------   -----------

Comprehensive income (loss)                                                         $2,442,962   $(2,305,945)
                                                                                    ==========   ===========

Six months ended June 30,                                                                 2005          2004
                                                                                    ----------   -----------

Net income                                                                          $1,943,392   $ 1,615,898
Unrealized holding gains (losses) on securities:
        Unrealized holding gains (losses) arising during the period, net of taxes       39,350    (2,970,731)
                                                                                    ----------   -----------

Comprehensive income (loss)                                                         $1,982,742   $(1,354,833)
                                                                                    ==========   ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                   Six Months Ended June 30,
                                                                      2005            2004
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  1,943,392    $  1,615,898
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Amortization and accretion of premiums and discounts
           on investment securities, net                              178,340         109,657
        Provision for loan losses                                     201,246         180,000
        Depreciation and amortization                                 197,654         177,170
        Losses on sale of available for sale securities                44,076              --
        Gain on disposals of bank premises and equipment                   --             817
        Gain from the sale of foreclosed real estate                       --         (45,138)
        Increase in accrued interest receivable                      (127,384)       (158,518)
        Increase in other assets                                     (302,595)     (1,527,266)
        Increase in cash surrender value of insurance                (186,168)       (158,886)
        (Increase) decrease in deferred loan origination costs        (61,332)        137,544
        Increase in accrued expenses and other liabilities            579,154       1,809,630
                                                                 ------------    ------------

            Net cash  provided by operating activities              2,466,383       2,140,908
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
        Proceeds from maturities and principal payments            10,771,636      25,679,933
        Purchases                                                  (8,998,005)    (59,066,220)
        Proceeds from sales                                        11,547,754              --
Held to maturity mortgage-backed securities:
        Proceeds from maturities and principal payments                16,280          20,867
Purchase of Federal Home Loan Bank stock                             (728,800)       (630,900)
Net increase in loans                                             (23,020,212)     (8,365,435)
Purchase of bank premises and equipment                            (1,086,867)       (263,390)
Proceeds from sale of foreclosed real estate                               --         345,138
Proceeds from sale of bank premises and equipment                          --             100
                                                                 ------------    ------------

        Net cash used in investing activities                     (11,498,214)    (42,279,907)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, money market and
  demand deposits                                                 (14,495,792)     14,406,518
Net decrease in certificates of deposit                            (4,238,697)     (5,118,546)
Net increase in short term Federal Home Loan Bank advances         11,403,000       3,748,000
Repayments on Federal Home Loan Bank advances                      (9,000,000)             --
Proceeds from Federal Home Loan Bank advances                      24,000,000              --
Net increase in securities sold under agreements to repurchase      2,300,000      28,900,000
Net increase in repurchase agreements with customers                3,460,395              --
Proceeds from the exercise of stock options                            22,440         353,030
Dividends paid on common stock                                       (567,653)       (457,658)
                                                                 ------------    ------------

        Net cash provided by financing activities                  12,883,693      41,831,344
                                                                 ------------    ------------

        Net increase in cash and cash equivalents                   3,851,862       1,692,345

CASH AND CASH EQUIVALENTS, at beginning of period                  12,222,713      12,702,308
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, at end of period                      $ 16,074,575    $ 14,394,653
                                                                 ============    ============
SUPPLEMENTAL INFORMATION Cash paid during the period for:
        Interest on deposits and borrowings                      $  3,163,429    $  3,094,669
                                                                 ============    ============
        Income taxes                                             $    850,500    $    300,900
                                                                 ============    ============
Non-cash investing and financing activities:
        Accrued dividends declared                               $    283,974    $    230,958
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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of their operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

      The following is information about the computation of net income per share for the three and six month periods ended June 30, 2005 and 2004. The 2004 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                            Three Months Ended
                                                               June 30, 2005
                                                   ------------------------------------
                                                      Net                    Per Share
                                                     Income       Shares       Amount
                                                     ------       ------       ------
      Basic Net Income Per Share
         Income available to common shareholders   $  885,757    2,027,726   $      .44
                                                                             ==========

      Effect of Dilutive Securities
         Options Outstanding                               --       21,948

      Diluted Net Income Per Share
         Income available to common shareholders
                                                   ----------   ----------
         plus assumed conversions                  $  885,757    2,049,674   $      .43
                                                   ==========   ==========   ==========


                                                             Three Months Ended
                                                                June 30, 2004
                                                   ------------------------------------
                                                      Net                    Per Share
                                                     Income       Shares       Amount
                                                     ------       ------       ------
      Basic Net Income Per Share
         Income available to common shareholders   $  962,843    2,015,501   $      .48
                                                                             ==========

      Effect of Dilutive Securities
         Options Outstanding                               --       25,872

      Diluted Net Income Per Share
         Income available to common shareholders
                                                   ----------   ----------
         plus assumed conversions                  $  962,843    2,041,373   $      .47
                                                   ==========   ==========   ==========

                                                            Six Months Ended
                                                              June 30, 2005
                                                   ------------------------------------
                                                       Net                   Per Share
                                                     Income       Shares       Amount
                                                     ------       ------       ------
      Basic Net Income Per Share
         Income available to common shareholders   $ 1,943,392   2,027,492   $      .96
                                                                             ==========

      Effect of Dilutive Securities
         Options Outstanding                                --      22,388

      Diluted Net Income Per Share
         Income available to common shareholders
                                                   ----------   ----------
         plus assumed conversions                  $ 1,943,392   2,049,880   $      .95
                                                   ===========  ==========   ==========


                                                            Six Months Ended
                                                              June 30, 2004
                                                   ------------------------------------
                                                       Net                   Per Share
                                                     Income       Shares       Amount
                                                     ------       ------       ------
      Basic Net Income Per Share
         Income available to common shareholders   $ 1,615,898   2,009,540   $      .80
                                                                             ==========

      Effect of Dilutive Securities
         Options Outstanding                                --     29,072

      Diluted Net Income Per Share
         Income available to common shareholders
                                                   ----------   ----------
         plus assumed conversions                  $ 1,615,898   2,038,612   $      .79
                                                   ===========  ==========   ==========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                         Three Months Ended
                                                                                           June 30, 2005
                                                                               -------------------------------------
                                                                               Before-Tax                 Net-of-Tax
                                                                                 Amount       Taxes         Amount
                                                                                 ------       -----         ------
      Unrealized holding gains arising during the period                       $2,315,325   $ (787,210)   $1,528,115
      Add: reclassification adjustment for amounts recognized in net income        44,076      (14,986)       29,090
                                                                               ----------   ----------    ----------

      Unrealized holding gain on available for sale securities, net of taxes   $2,359,401   $ (802,196)   $1,557,205
                                                                               ==========   ==========    ==========

                                                                                          Three Months Ended
                                                                                             June 30, 2004
                                                                               --------------------------------------
                                                                               Before-Tax                  Net-of-Tax
                                                                                 Amount        Taxes         Amount
                                                                                 ------        -----         ------
      Unrealized holding losses arising during the period                      $(4,952,709)  $1,683,921    $(3,268,788)
      Less: reclassification adjustment for amounts recognized in net income            --           --             --
                                                                               -----------   ----------    -----------

      Unrealized holding loss on available for sale securities, net of taxes   $(4,952,709)  $1,683,921    $(3,268,788)
                                                                               ===========   ==========    ===========

                                                                                       Six Months Ended
                                                                                         June 30, 2005
                                                                               -------------------------------------
                                                                               Before-Tax                 Net-of-Tax
                                                                                 Amount       Taxes         Amount
                                                                                 ------       -----         ------
      Unrealized holding gains arising during the period                       $   15,545   $   (5,285)   $   10,260
      Add: reclassification adjustment for amounts recognized in net income        44,076      (14,986)       29,090
                                                                               ----------   ----------    ----------

      Unrealized holding gain on available for sale securities, net of taxes   $   59,621   $  (20,271)   $   39,350
                                                                               ==========   ==========    ==========


                                                                                           Six Months Ended
                                                                                             June 30, 2004
                                                                               ---------------------------------------
                                                                               Before-Tax                   Net-of-Tax
                                                                                 Amount         Taxes         Amount
                                                                                 ------         -----         ------
      Unrealized holding losses arising during the period                      $(4,501,107)   $1,530,376   $(2,970,731)
      Less: reclassification adjustment for amounts recognized in net income            --            --            --
                                                                               -----------    ----------   -----------

      Unrealized holding loss on available for sale securities, net of taxes   $(4,501,107)   $1,530,376   $(2,970,731)
                                                                               ===========    ==========   ===========

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

Components of net periodic benefit cost for the three months ended June 30:

                                          2005        2004
                                        --------    --------
      Service cost                      $     --    $ 64,889
      Interest cost                       52,516      48,050
      Expected return on plan assets     (58,310)    (56,573)
      Amortization of unrealized loss     13,222      11,009
                                        --------    --------
      Net periodic benefit cost         $  7,428    $ 67,375
                                        ========    ========

Components of net periodic benefit cost for the six months ended June 30:

                                           2005        2004
                                        ---------   ---------
      Service cost                      $      --   $ 129,778
      Interest cost                       105,032      96,100
      Expected return on plan assets     (116,620)   (113,146)
      Amortization of unrealized loss      26,444      22,018
                                        ---------   ---------
      Net periodic benefit cost         $  14,856   $ 134,750
                                        =========   =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of June 30, 2005 are as follows:

                    due 7/1/05         11,403,000 @ 3.4375%
                    due 7/27/05         6,000,000 @ 2.91%
                    due 8/29/05         2,500,000 @ 2.40%
                    due 8/29/05         2,500,000 @ 2.48%
                    due 12/8/05         2,000,000 @ 2.36%
                    due 2/10/06         3,000,000 @ 3.39%
                    due 7/18/06         4,500,000 @ 2.33%
                    due 7/16/07         4,500,000 @ 2.59%
                    due 8/27/07         5,000,000 @ 3.76%
                    due 7/18/08         4,500,000 @ 3.27%
                    due 6/24/10         5,000,000 @ 4.15%
                    due 5/29/12         5,000,000 @ 4.32%
                                     ------------

                     Total           $ 55,903,000
                                     ============

As of June 30, 2005, the Bank had borrowings under repurchase agreements with financial institutions totaling $62,200,000. This amount includes borrowings:

                    due 12/27/05         7,000,000  @ 3.08%
                    due  1/30/06         3,000,000  @ 2.10%
                    due  1/31/06         5,000,000  @ 3.32%
                    due  1/28/07         4,000,000  @ 3.60%
                    due  2/19/07        10,000,000  @ 2.74%
                    due  2/25/07         4,650,000  @ 2.40%
                    due  4/26/08         7,000,000  @ 4.19%
                    due 10/27/07         7,000,000  @ 3.26%
                    due  7/28/08         5,000,000  @ 3.25%
                    due  7/31/08         5,000,000  @ 3.27%
                    due  2/25/09         4,550,000  @ 3.20%
                                      ------------

                      Total           $ 62,200,000
                                      ============

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                          For the three months ended June 30,
                                                               2005                   2004
                                                        ------------------     ------------------
Provision for income taxes at statutory Federal rate    $ 411,210      34%     $ 454,739      34%
Increase (decrease) resulting from:
   Tax exempt income                                      (98,981)     (8)       (87,915)     (7)
   Nondeductible interest expense                           4,777      --          3,747      --
   Other                                                    6,679       1          4,055       1
                                                        ------------------     ------------------
Provision for income taxes                              $ 323,685      27%     $ 374,626      28%
                                                        ==================     ==================

                                                            For the six months ended June 30,
                                                               2005                   2004
                                                        ------------------     ------------------
Provision for income taxes at statutory Federal rate    $ 909,428      34%     $ 752,510      34%
Increase (decrease) resulting from:
   Tax exempt income                                     (197,525)     (7)      (170,411)     (8)
   Nondeductible interest expense                           8,951      --          7,351      --
   Other                                                   10,541      --          7,917       1
                                                        ------------------     ------------------
Provision for income taxes                              $ 731,395      27%     $ 597,367      27%
                                                        ==================     ==================

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at June 30, 2005 and December 31, 2004 are as follows:

AVAILABLE FOR SALE                                                June 30, 2005
                                         ------------------------------------------------------------------
                                                              Gross             Gross
                                           Amortized       Unrealized        Unrealized           Fair
                                             Cost             Gains            Losses             Value
                                         -------------    -------------     -------------     -------------
Debt Securities:
   U.S. Treasury securities              $   5,291,684    $       4,907     $     (45,729)    $   5,250,862
   U.S. Government Agency securities        47,984,700               --          (495,895)       47,488,805
   State and Municipal Obligations          18,058,196          661,383            (5,593)       18,713,986
   Corporate and Other Bonds                 3,003,949               --           (18,949)        2,985,000
                                         -------------    -------------     -------------     -------------
                                            74,338,529          666,290          (566,166)       74,438,653
                                         -------------    -------------     -------------     -------------

Mortgage-Backed Securities:
   GNMA                                      6,136,014            3,828          (121,783)        6,018,059
   FNMA                                     57,644,627            2,897        (1,329,248)       56,318,276
   FHLMC                                    21,983,112           21,554          (470,079)       21,534,587
                                         -------------    -------------     -------------     -------------
                                            85,763,753           28,279        (1,921,110)       83,870,922
                                         -------------    -------------     -------------     -------------

Marketable Equity Securities                 2,000,000               --                --         2,000,000
                                         -------------    -------------     -------------     -------------

Total available for sale securities      $ 162,102,282    $     694,569     $  (2,487,276)    $ 160,309,575
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
                                         =============    =============     =============     =============


HELD TO MATURITY                                                   June 30, 2005
                                         ------------------------------------------------------------------
                                                              Gross             Gross
                                           Amortized       Unrealized        Unrealized           Fair
                                             Cost             Gains            Losses             Value
                                         -------------    -------------     -------------     -------------
Mortgage-Backed Securities:
   GNMA                                  $      51,892    $          --     $      (1,189)    $      50,703
   FHLMC                                         2,774               --                --             2,774
                                         -------------    -------------     -------------     -------------
Total held to maturity securities        $      54,666    $          --     $      (1,189)    $      53,477
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
                                         =============    =============     =============     =============

At June 30, 2005, gross unrealized holding losses on available for sale and held to maturity securities totaled $2,488,465. Of the securities with unrealized losses, there were twenty-eight securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $1,630,003 at June 30, 2005. Management does not believe that any of the unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government and U.
S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan portfolio at June 30, 2005 and December 31, 2004 is as follows:

                                                  2005              2004
                                             -------------------------------
      Real estate--residential mortgage      $ 155,167,983     $ 148,661,814
      Real estate--commercial mortgage          37,017,604        33,655,103
      Real estate--construction                 24,508,595        11,596,972
      Commercial                                19,047,293        17,910,953
      Installment                                5,453,789         6,315,197
      Other                                         42,661            80,118
                                             -------------     -------------
                          TOTAL LOANS          241,237,925       218,220,157
      Net deferred loan origination costs          259,873           198,541
      Allowance for loan losses                 (1,588,749)       (1,389,947)
                                             -------------     -------------
                          NET LOANS          $ 239,909,049     $ 217,028,751
                                             =============     =============

10. A summary of the Bank's deposits at June 30, 2005 and December 31, 2004 is as follows:

                                                      2005            2004
                                                  ----------------------------
      Noninterest bearing:
          Demand                                  $ 62,722,967    $ 58,409,685
                                                  ------------    ------------
      Interest bearing:
          Savings                                   54,793,380      57,934,199
          Money market                              82,917,514      98,585,769
          Time certificates of deposit in
            denominations of $100,000 or more       26,298,204      25,823,673
          Other time certificates of deposit        55,380,825      60,094,053
                                                  ------------    ------------
               Total Interest bearing deposits     219,389,923     242,437,694
                                                  ------------    ------------
                           TOTAL DEPOSITS         $282,112,890    $300,847,379
                                                  ============    ============

Included in deposits as of June 30, 2005 and December 31, 2004 are approximately $3,599,000 $4,318,000, respectively, of brokered deposits which have varying maturities through May 2007 and September 2006, respectively.

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

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has seven banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The newest banking facility, located in downtown Torrington, Connecticut, opened in March of 2003. In May of 2005, the Bank received approval from the OCC to open a full service branch in Canton, Connecticut. The Branch is scheduled to open in the fall of 2005. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc.

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

As of June 30, 2005, the Company had total assets of $439,769,857, which was an increase of approximately $15.5 million or 3.6% from year-end 2004 total assets of $424,304,747. The increase in assets resulted mainly from increases in the loan portfolio. The growth was funded primarily through Federal Home Loan Bank advances.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of June 30, 2005 were $439,769,857, an increase of $15,465,110 or 3.6% from year-end 2004 total assets of $424,304,747.

During the first six months of 2005, the increase in assets was primarily in the loan portfolio, which increased by $22,880,298 or 10.5% from year-end 2004. Total loans as of June 30, 2005 were $239,909,049 as compared to the year-end
2004 level of $217,028,751. The residential mortgage portfolio totaled $155,167,983, which was an increase of $6,506,169 or 4.4% from year-end 2004. Growth in these mortgage products was primarily in fixed rate, 15 and 30 year loans. Commercial mortgages totaled $37,017,604, increasing by over 10% from the year-end balance. The increase in the construction mortgage portfolio was in both residential and commercial real estate loans for the first six months of 2005. Growth in construction mortgages totaled 113.4% during the first six months of 2005, was due to the popularity of the construction to permanent mortgage product as well a focus in commercial calling efforts. The commercial loan portfolio totaled $19,047,293 which was an increase of $1,136,340 or 6.3% from the year-end 2004 balance. Again, this growth is attributed to sales development and expansion into growing market areas.

As of June 30, 2005, the securities portfolio totaled $160,364,241, which is a 7.8% decrease from the year-end 2004 balance. The decrease in the portfolio resulted primarily from principal payments received on mortgage-backed securities, as well as calls and sales of agency bonds. The cash flows from the securities portfolio funded loan growth.

Cash and cash equivalents totaled $16,074,575, which is an increase of $3,851,862 or 31.5% from year-end 2004. The increase in cash and cash equivalents primarily relates to daily cash letter fluctuations.

Total liabilities were $413,767,516 as of June 30, 2005 compared to total liabilities of $399,759,074 as of year-end 2004. Overall, deposits have decreased $18,734,489 or 6.3% since year end. As of June 30, 2005, interest-bearing deposits totaled $219,389,923, which is a $23,047,771 or 9.5% decrease from the December 31, 2004 balance. Consumer hesitancy towards investing in nonliquid deposits, coupled with uncertainties in the long term interest rate environment, continues to cause the decline in these deposits. Demand deposits, however have increased by $4,313,282 or 7.4%, due to higher commercial accounts, especially as they relate to the introduction of the Bank's cash management product. Certificates of deposits above $100,000 in denomination increased slightly, by $474,531 or 1.8% due to short term deposits from local municipalities.

During the first half of 2005, earning asset growth was funded primarily through Federal Home Loan Bank advances. These borrowings increased $26,403,000 or 89.5%. Borrowing occurred on an overnight basis as well as on both longer and shorter contractual terms. Considerations of interest levels, yield curve and the Company's current and future liquidity needs determined the funding structures utilized by the Bank during the first six (6) months of 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS
ENDED JUNE 30, 2004

Summary

Net interest income is the single largest source of the Company's net income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Although there are certain factors which can be controlled by management's policies and actions, certain other factors exist, such as the general level of credit demand, Federal Reserve Board monetary policy, and changes in tax law that are beyond the control of management.

Net income for the second calendar quarter of 2005 totaled $885,757, which is a decrease of $77,086 or 8.0% from second quarter 2004 earnings of $962,843. Quarterly basic and diluted net income per share for 2005 were $.44 and $.43 per share, respectively, compared to $.48 per basic and $.47 per diluted share for the same period in 2004.

Net Interest Income

Net interest income is comprised of the following for the three months ended June 30,

                                                  2005            2004
                                              -----------     -----------

Interest and dividend income                  $ 5,279,598     $ 4,868,938
Tax-equivalent adjustments                         94,783          86,602
Interest expense                               (1,788,805)     (1,589,490)
                                              -----------     -----------

Net interest income (tax equivalent basis)    $ 3,585,576     $ 3,366,050
                                              ===========     ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended June 30, 2005 and 2004. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                           Three months ended June 30, 2005            Three months ended June 30, 2004
                                        ---------------------------------------    ----------------------------------------
                                                          Interest                                    Interest
                                          Average          Earned/       Yield/       Average          Earned/       Yield/
                                          Balance           Paid          Rate        Balance           Paid          Rate
                                        ------------     ------------    -------   -------------     -----------    -------
Assets
Interest Earning Assets:
Loans                                   $234,785,000     $  3,474,303     5.92%    $ 196,759,000     $ 2,692,197      5.47%
Investment Securities                    172,877,000        1,898,400     4.39%      204,001,000       2,259,272      4.43%
Other interest earning assets                507,000            1,678     1.32%        1,358,000           4,071      1.20%
                                        ------------     ------------              -------------     -----------

Total interest earning assets            408,169,000        5,374,381     5.27%      402,118,000       4,955,540      4.93%
                                                         ------------     ----                       -----------      ----

Allowance for loan losses                 (1,530,000)                                 (1,232,000)
Cash and due from banks                   14,410,000                                  12,500,000
Bank premises and equipment                3,672,000                                   2,841,000
Net unrealized gain/loss on
  securities                              (2,582,000)                                 (2,525,000)
Other assets                              15,296,000                                  14,217,000
                                        ------------                               -------------

Total Average Assets                    $437,435,000                               $ 427,919,000
                                        ============                               =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $ 56,978,000           29,957     0.21%    $  57,403,000          32,333      0.23%
Money Market deposits                     88,647,000          236,472     1.07%      106,207,000         326,148      1.23%
Time deposits                             83,186,000          535,343     2.57%       92,057,000         600,793      2.61%
Borrowed funds                           121,497,000          987,033     3.25%       95,018,000         630,216      2.65%
                                        ------------     ------------              -------------     -----------

Total interest bearing liabilities       350,308,000        1,788,805     2.04%      350,685,000       1,589,490      1.81%
                                                         ------------     ----                       -----------      ----

Demand deposits                           60,043,000                                  54,103,000
Other liabilities                          1,827,000                                   1,482,000
Shareholders' Equity                      25,257,000                                  21,649,000
                                        ------------                               -------------

Total liabilities and equity            $437,435,000                               $ 427,919,000
                                        ============                               =============

Net interest income                                      $  3,585,576                                $ 3,366,050
                                                         ============                                ===========
Net interest spread                                                       3.23%                                       3.12%
Net interest margin                                                       3.51%                                       3.35%

RATE/VOLUME ANALYSIS

                                                        Three months ended
                                                   6/30/05 Compared to 6/30/04
                                                   Increase (Decrease) Due to
                                              -------------------------------------

                                               Volume         Rate          Total
                                              ---------     ---------     ---------
Interest earned on:
Loans                                         $ 550,124     $ 231,982     $ 782,106
Investment securities                          (341,932)      (18,940)     (360,872)
Other interest income                            (2,780)          387        (2,393)
                                              ---------     ---------     ---------
Total interest earning assets                   205,412       213,429       418,841
                                              ---------     ---------     ---------

Interest paid on:

Deposits                                        (96,677)      (60,825)     (157,502)
Borrowed money                                  197,480       159,337       356,817
                                              ---------     ---------     ---------
Total interest bearing liabilities              100,803        98,512       199,315
                                              ---------     ---------     ---------

Increase (decrease) in net interest income    $ 104,609     $ 114,917     $ 219,526
                                              =========     =========     =========

Tax-equivalent net interest income for the second quarter of 2005 increased $219,526 or 6.5% from the second quarter of 2004. Of the $219,526 increase in the net interest income, $104,609 resulted from income attributable to the higher volume of earning assets and interest bearing liabilities. Higher yields on average earning assets were greater than increases on funding costs and resulted in increased net interest income of $114,917 for the second quarter.

Average earning assets for the second quarter of 2005 totaled $408 million, an overall increase of $6 million from the second quarter of 2004. Loans increased by $38 million or 19%. The increase and change in the mix of earning assets resulted in additional tax equivalent interest income of $205,412. The funding of this growth was through borrowed money and demand deposits. This funding, which also offset decreases in time deposits, increased interest expense by $100,803.

The net interest margin for the second quarter of 2005 was 3.51%, an increase of 16 basis points from the second quarter of 2004. The increase in the net interest margin is mostly attributable to the shift in the mix of earning assets as the higher proportion of loans to earning assets resulted in a higher yield. The second quarter yield on earning assets was 5.27%, 34 basis points above the yield of 4.93% earned the second quarter of 2004. Offsetting some of the increase in net interest margin is the change in the funding composition. For the second quarter of 2005, deposits funded 65% of total assets, compared to the second quarter of 2004 where they funded 73% of total assets. Borrowed money compensated for the lower proportion of deposit funding and resulted in slightly higher funding costs.

Provisions for Loan Losses

The provision for loan losses for the second quarter of 2005 totaled $100,623, which is an increase of $10,623 over the provision for the second quarter of 2004. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. An increased focus and resulting growth in commercial lending, growth within the overall portfolio and in new contiguous markets and, the expectations for a cautious economic recovery, were the reasons for the increase in the provision.

During the second quarter of 2005, the Company recorded net charge-offs of $1,959 compared to net recoveries of $94 for the same period in 2004. For the second quarter of 2005, total charge-offs were

$11,583 and total recoveries were $9,624. Recovery and charge-off activity continues to be associated with consumer lending especially as it relates to the discontinued indirect dealer loan program.

Noninterest Income

Noninterest income for the second quarter of 2005 totaled $597,928, a decrease of $36,530 or 5.8% from the $634,458 earned for the second quarter of 2004. Losses on the sales of available for sale securities totaling $44,076 in the second quarter of 2005 was the primary cause of this decrease. These sales were effected in order to decrease the volatility and interest rate risk in the portfolio There were no similar sales during the second quarter of 2004. Second quarter 2005 banking service charges and fees totaled $245,997 and were within 1.3% of the fees earned for the second quarter of 2004. Trust fees totaled $246,813, which was $14,888 or 5.7% below the second quarter 2004 level. This decline is due mostly to estate settlement fees earned during the second quarter of 2004. Other noninterest income totaled $149,194, increasing 14.8% from the second quarter of 2004. This increase is attributed to increased retail investment fees and increased income from a slightly higher investment in bank owned life insurance.

Noninterest Expense

For the three months ended June 30, 2005, noninterest expense totaled $2,778,656, an increase of $292,219 or 11.8% from the similar period in 2004. Salary and benefits costs increased by $106,207 due to additional positions created over the last year as well as to increases in benefits costs. Included in the additional positions are those created in anticipation of the Bank's Canton office which is scheduled to open this fall. The Bank curtailed its defined benefit pension plan effective April 30, 2005. Although this action will have no impact in 2005 earnings, Management anticipates that this action will mitigate future cost increases.

Second quarter 2005 occupancy and equipment expense totaled $274,507, increasing $21,931 or 8.7% from the second quarter of 2004. Higher costs of maintenance and repairs on equipment and bank properties, equipment depreciation, and utilities expense are the primary causes of the increase. Expenses for external computer services increased by $16,111 from the second quarter of 2004, due to additional processing costs for new electronic banking products. Advertising expense totaled 112,947, up $34,640 from second quarter 2004 costs. Costs incurred for market awareness and branding studies were the reason for the increase. Commissions, services and fees expenses increased by $8,492 or 16.1% from the second quarter of 2004 due to costs incurred for benefits consulting relating to the pension, 401(k) plan and other benefit packages. Other noninterest expense totaled $472,179 for the quarter, which was $92,109 or 24.2% above 2004 costs. Officer relocation expense and computer software were causes of this increase. Costs for exam and audit fees due mainly to the outsourcing of the Company's internal audit function also contributed to the increase.

Income Taxes

For the three month period ended June 30, 2005, the provision for income taxes totaled $323,685, which is a decrease of 13.6% from the same period in 2004. This decrease is due mainly to the decrease of pretax income which was down by 9.6% from the second quarter of 2004. The effective tax rate for the second quarter of 2005 was 27%, a decrease from the second quarter 2004 effective tax rate of 28%. This decrease is due to a higher ratio of tax-exempt to pretax income in 2005.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Summary

Net income for the Company for the six months ended June 30, 2005 totaled $1,943,392, increasing $327,494 or 20.3% from 2004 earnings of $1,615,898. Basic and diluted net income per share for the six month period were $.96 and $.95, per share, respectively. These results are 20.0% and 20.3% above 2004 levels of $.80 and $.79 for basic and diluted net income per share, respectively.

Net Interest Income

Net interest income is comprised of the following for the six months ended June 30,

                                                     2005            2004
                                                ------------     -----------

  Interest and dividend income                  $ 10,444,639     $ 9,493,428
  Tax-equivalent adjustments                         189,815         165,209
  Interest expense                                (3,337,539)     (3,190,407)
                                                ------------     -----------

  Net interest income (tax equivalent basis)    $  7,296,915     $ 6,468,230
                                                ============     ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the six months ended June 30, 2005 and 2004. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Six months ended June 30, 2005              Six months ended June 30, 2004
                                        --------------------------------------     ----------------------------------------
                                                           Interest                                   Interest
                                           Average         Earned/      Yield/        Average         Earned/      Yield/
                                           Balance           Paid        Rate         Balance           Paid        Rate
                                        -------------     ----------    -------    -------------     ----------    --------
Assets
Interest Earning Assets:
Loans                                   $ 229,165,000     $6,760,325      5.90%    $ 194,299,000     $5,374,350      5.53%
Investment Securities                     175,242,000      3,865,026      4.41%      192,180,000      4,273,709      4.45%
Other interest earning assets               1,691,000          9,103      1.08%        2,119,000         10,578      1.00%
                                        -------------     ----------               -------------     ----------

Total interest earning assets             406,098,000     10,634,454      5.24%      388,598,000      9,658,637      4.97%
                                                          ----------      -----                      ----------      -----

Allowance for loan losses                  (1,478,000)                                (1,198,000)
Cash and due from banks                    14,341,000                                 12,103,000
Bank premises and equipment                 3,249,000                                  2,834,000
Net unrealized gain/loss on
  securities                               (2,391,000)                                (1,217,000)
Foreclosed real estate                             --                                    138,000
Other assets                               15,000,000                                 13,508,000
                                        -------------                              -------------

Total Average Assets                    $ 434,819,000                              $ 414,766,000
                                        =============                              =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $  57,471,000         59,522      0.21%    $  55,724,000         84,664      0.30%
Money Market deposits                      94,486,000        476,330      1.01%      108,682,000        710,287      1.31%
Time deposits                              84,902,000      1,040,843      2.45%       92,944,000      1,246,965      2.68%
Borrowed funds                            112,510,000      1,760,844      3.13%       83,537,000      1,148,491      2.75%
                                        -------------     ----------               -------------     ----------

Total interest bearing liabilities        349,369,000      3,337,539      1.91%      340,887,000      3,190,407      1.87%
                                                          ----------      ----                       ----------      ----

Demand deposits                            58,600,000                                 50,552,000
Other liabilities                           1,820,000                                  1,141,000
Shareholders' Equity                       25,030,000                                 22,186,000
                                        -------------                              -------------

Total liabilities and equity            $ 434,819,000                              $ 414,766,000
                                        =============                              =============

Net interest income                                       $7,296,915               $   6,468,230
                                                          ==========               =============
Net interest spread                                                       3.33%                                      3.10%
Net interest margin                                                       3.59%                                      3.33%

RATE/VOLUME ANALYSIS

                                                   Six months ended
                                              6/30/05 Compared to 6/30/04
                                               Increase (Decrease) Due to
                                      -----------------------------------------

                                         Volume          Rate           Total
                                      -----------     ---------     -----------

Interest earned on:
Loans                                 $ 1,011,197     $ 374,778     $ 1,385,975
Investment securities                    (373,838)      (34,845)       (408,683)
Other interest income                      (2,258)          783          (1,475)
                                      -----------     ---------     -----------
Total interest earning assets             635,101       340,716         975,817
                                      -----------     ---------     -----------

Interest paid on:
Deposits                                 (153,921)     (311,300)       (465,221)
Borrowed money                            437,726       174,627         612,353
                                      -----------     ---------     -----------
Total interest bearing liabilities        283,805      (136,673)        147,132
                                      -----------     ---------     -----------

Increase in net interest income       $   351,296     $ 477,389     $   828,685
                                      ===========     =========     ===========

The $828,685 increase in the net interest income reflects increased income of $351,296 resulting from the increase in the volume of average earning assets. Furthermore, increased yields on earning assets contributed to the additional $477,389 in net interest income.

Tax equivalent net interest income for the first six months of 2005 totaled $7,296,915, which was an increase of $828,685 or 12.8% from the same period in 2004. Average earning assets for the first six months of 2005 increased by nearly $18 million or 4.5%. The earning asset increase was due entirely to loans, which have on average increased by $34.9 million over the last year. Increases in the loan portfolio have been in the real estate, commercial and home equity products. Offsetting some of the growth in the loan portfolio has been the decrease in the investment portfolio. As of June 30, 2005 the investment portfolio has averaged $175 million which is $16.9 million less than 2004 balances. The decrease in the investment portfolio was a deliberate effort to shift the mix of earning assets from lower yielding securities to higher yielding loans. The increase in earning assets was funded entirely by borrowed money.

The net interest margin (net interest income divided by average earning assets) was 3.59% for the six-month period ended June 30, 2005. The net interest margin increased 26 basis points from the margin of 3.33% for the six months ended June 30, 2004. The tax-equivalent yield on earning assets through June 30, 2005 was 5.24%, 27 basis points above the 4.97% yield earned during the first six months of 2004. The increase in the yield spread is attributable to a change in the mix of earning assets as well as the overall interest rate environment. The earning asset composition over last year has shifted to 56% loans and 44% investments from, 50% loans and 50% investments in the previous year.

Funding costs were at 1.91%, remaining close to their previous year's level of 1.87%. Although the Company's mix of funding is shifting towards borrowed money, demand deposit growth over the last year, as well as management's ability to control raising deposit rates, has kept these costs low.

Provisions for Loan Losses

The provision for loan losses for the first six months of 2005 totaled $201,246, which was an increase of $21,246 or 11.8% from the provision of $180,000 for the first six months of 2004. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. The growth in the loan portfolio, an increased emphasis in commercial lending, expansion into contiguous markets and cautious economic expectations, were the motivation for the increased provision.

During the first six months of 2005, the Company recorded net charge-offs of $2,444 compared to net charge-offs of $44,936 for the first half of 2004. Generally, these charge-offs relate to losses in consumer loans or in the discontinued dealer loan program. Lower outstanding balances in this portfolio has resulted in lower losses, however, fluctuations in charge-off levels will occur from time to time due to weakened collateral values for these loans.

Noninterest Income

Year-to-date noninterest income as of June 30, 2005 totaled $1,211,731, up $7,607 or within 1% of noninterest income from the same period in 2004. Trust fee income totaled $475,486 which is an increase of $25,565 or 5.7% from the first six months of 2004. This increase is due mostly to a nonrecurring rebate of trust fees during the first quarter of 2004. Through June of 2005, assets under management and the resultant fees are similar that of the previous year. Banking service charges and fees totaled $468,161, which was consistent with fees earned for the first six months of 2004. Other noninterest income totaled $312,160, an increase of 11.6% from the first six months of 2004. Most of this increase is due to increased fee income from the Bank's retail investment product as well as increased income from the cash surrender value of bank owned life insurance. These increases offset the $45,138 gain recorded from the sale of OREO property during the first quarter of 2004. During the first six months of 2005, the Bank recorded losses on the sales of available for sale securities totaling $44,076. These sales were made for the purpose of decreasing the volatility and interest rate exposure of the investment portfolio. There were no similar sales occurring during 2004.

Noninterest Expense

Six-month noninterest expense as of June 30, 2005 totaled $5,442,798, an increase of $328,918 or 6.4% from the same period of 2004. The Company's growth, the regulatory environment as well as a commitment to product and service delivery remain the key drivers of the increase in noninterest expense. The largest component of the increase was in salary and benefits expense which totaled $2,978,794, increasing $175,004 or 6.2% from the first six months of 2004. Costs related to new staffing in sales and business development, lending and operations increased salary expense. Additionally, new employees hired in anticipation of the Canton, Connecticut branch opening slated for later in 2005, also contributed to the increase. Benefits costs also increased due to higher staffing levels as well as overall cost increases. In an effort to mitigate increases in these costs, during the second quarter of 2005, the Bank curtailed its defined pension plan and replaced it with an enhanced 401(k) plan. Year-to-date occupancy and equipment expenses totaled $561,458, increasing $35,075 or 6.7% from the previous year. These increases were in bank building maintenance, utilities and equipment depreciation. Six month 2005 expenses for legal, director fees, computer services, supplies and advertising expenses remained close to their 2004 levels.

Other noninterest expenses totaled $855,662 which was an increase of $124,292, or 17.0% from the first six months of 2004. Costs related to the outsourcing of the Company's internal audit function was the largest contributor to this increase. Additionally, costs for computer software, executive relocation expenses and insurance fees comprised the remainder of the increase. These increases generally relate to the Company's growth in various areas over the last year as well as to the regulatory environment.

Income Taxes

The provision for income taxes for the first six months of 2005 totaled $731,395, an increase of $134,028 or 22.4% from the same period in 2004. The increase in income tax expense is due to higher taxable income levels. The effective tax rate for the first six months of both 2005 and 2004 was 27%.

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

As of June 30, 2005, the Company had $72,409,935 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At June 30, 2005, total shareholders' equity was $26,002,341 compared to $24,545,673 at December 31, 2004. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of June 30, 2005:

                                          Minimum
                                       Regulatory
                                   Capital Levels       The Company    The Bank
                                   --------------       -----------    --------
TIER 1:
  Leverage capital ratio                       4%             7.77%       7.10%

  Risk-based capital ratio                     4%            13.75%      12.57%

  Total risk-based capital ratio               8%            14.39%      13.21%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at June 30, 2005. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At June 30, 2005, the allowance for loan losses was equivalent to 128% of total non-performing assets as compared with 79% of total non-performing assets at December 31, 2004. This ratio was favorably impacted during the first quarter of 2005 due to several residential mortgages that were removed from nonaccrual status. The ratio of the allowance for loan losses to total loans at June 30, 2005 was .66% as compared to .64% as of December 31, 2004. Despite reduced levels of non-performing loans, the increased provisions and allowance levels are appropriate in light of the increased focus on commercial lending and the growth of the portfolio.

Changes in the allowance for loan losses for the periods ended June 30, 2005 and 2004 are as shown below:

                                                      Six months ended June 30,
                                                       2005             2004
                                                   -----------      -----------

Balance at beginning of the year                   $ 1,389,947      $ 1,149,454
Provision for loan losses                              201,246          180,000
Loans charged off                                      (18,590)         (66,766)
Recoveries of loans previously charged off              16,146           21,830
                                                   -----------      -----------

Balance at end of period                           $ 1,588,749      $ 1,284,518
                                                   ===========      ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of June 30, 2005 and December 31, 2004.

                                               June 30, 2005   December 31, 2004
                                               -------------   -----------------

Nonaccrual loans                                 $1,241,032        $1,634,999

Other real estate owned                                  --                --
                                                 ----------        ----------

Total nonperforming assets                       $1,241,032        $1,634,999
                                                 ==========        ==========

Loans past due in excess of 90 days and
  accruing interest                              $       --        $       --
                                                 ==========        ==========

Potential Problem Loans

As of June 30, 2005, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this report have been prepared in accordance with accepted accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At June 30, 2005, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2004.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Corporation nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business with the possible exception of the following matter.

On September 9, 2003, the Bank commenced an action in Superior Court for the Judicial District of Litchfield, Connecticut in a matter captioned "The First National Bank of Litchfield v. Theresa Sullivan and John Sullivan:
CV-03-0091476-S" in an effort to collect principal and past due interest due on two (2) loans, which the Bank extended several years earlier and upon which the Borrowers had defaulted. The aggregate principal balance outstanding on the two
(2) loans was approximately $135,000. The Borrowers counterclaimed against the Bank alleging that the Bank, through current and former employees, engaged in conduct in violation of covenants of good faith and fair dealing pursuant to both common law and Connecticut statutes, that the Bank's conduct constitutes a violation of the Connecticut Uniform Trade Practices Act. The Borrowers seek a variety of unspecified damages including money damages, interest, punitive damages, and "such other and further relief as the Court deems fair and just."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 18, 2005.

      1.    Election Of Directors.
            ----------------------

            The vote for re-electing each of the two (2) Directors listed below to serve for a term of three years were as follows:

                                                                Withholding
                                                   For           Authority
                                                   ---           ---------

Kathleen A. Kelley   Number of Shares:            1,380,541           86,289
                                               ------------     ------------
                     Percentage of
                     Shares Voted:                    94.12%            5.88%
                                               ------------     ------------
                     Percentage of Shares
                     Entitled to Vote:                68.10%            4.26%
                                               ------------     ------------

                                                                Withholding
                                                   For           Authority
                                                   ---           ---------

H. Ray Underwood     Number of Shares:            1,369,110           97,700
                                               ------------     ------------
                     Percentage of
                     Shares Voted:                    93.34%            6.66%
                                               ------------     ------------
                     Percentage of Shares
                     Entitled to Vote:                67.53%            4.82%
                                               ------------     ------------

Joseph J. Greco, Perley H. Grimes, Thomas A. Kendall and Charles E. Orr are currently serving terms on the Board of Directors which expire at the 2006 Annual Meeting of Shareholders. George M. Madsen, Alan B. Magary, Gregory D. Oneglia, William J. Sweetman, and Patricia D. Werner are currently serving terms on the Board of Directors which expire at the 2007 Annual Meeting of Shareholders.

      2.    Appointment of Auditors.
            ------------------------

      Votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to ratify the appointment of McGladrey & Pullen, LLP to act as independent auditors of the current fiscal year were as follows:

             "FOR APPROVAL"         "AGAINST APPROVAL"          "ABSTAIN"

              1,451,539                    112                   15,159
           ---------------------  -------------------   ----------------------
                       Number            Number                  Number

               71.60%                     0.01%                   0.75%
           ---------------------  -------------------   ----------------------
                             (Percent of shares entitled to vote)

               98.96%                     0.01%                   1.03%
           ---------------------  -------------------   ----------------------
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

                                        FIRST LITCHFIELD FINANCIAL
                                        CORPORATION


Dated:  August 12, 2005                    By:   /s/ Joseph J. Greco
                                             -----------------------
                                                Joseph J. Greco, President and
                                                Chief Executive Officer


Dated:  August 12, 2005                    By: /s/ Carroll A. Pereira
                                             --------------------------
                                                Carroll A. Pereira
                                                Principal Accounting Officer