Form 10-Q
period 2005-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2005-11-14
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

               For the Quarterly period ended: September 30, 2005

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

      Yes |X|   No |_|

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2). Yes |_|   No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,032,342 shares of Common Stock, par value $.01 per share, were outstanding at October 31, 2005.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                                    Page
                                                                                                    ----
Part I - Consolidated Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets - September 30, 2005 (unaudited) and
         December 31, 2004 .....................................................................     3

         Consolidated Statements of Income - Three and nine months ended
         September 30, 2005 and 2004 (unaudited) ...............................................     4

         Consolidated Statements of Comprehensive Income (Loss) - Three and nine
            months ended September 30, 2005 and 2004 (unaudited) ...............................     5

         Consolidated Statements of Cash Flows - Nine months ended
         September 30, 2005 and 2004 (unaudited) ...............................................     6

         Notes to Consolidated Financial Statements ............................................     7

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ............................................................    14

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ............................    26

Item 4 - Controls and Procedures ...............................................................    27

Part II - Other Information

        Item 1 - Legal Proceedings .............................................................    27

        Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ...................    28

        Item 3 - Defaults Upon Senior Securities ...............................................    28

        Item 4 - Submission of Matters to a Vote of Security Holders ...........................    28

        Item 5 - Other Information .............................................................    28

        Item 6 - Exhibits ......................................................................    28

Signatures .....................................................................................    36

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                               September 30,          December 31,
                                                                                    2005                  2004
                                                                               -------------         -------------
                                                                                (Unaudited)
ASSETS
    Cash and due from banks                                                    $  16,612,139         $  12,222,713
                                                                               -------------         -------------
                                              CASH AND CASH EQUIVALENTS           16,612,139            12,222,713
                                                                               -------------         -------------
   Securities:
     Available for sale securities, at fair value                                168,570,305           173,793,755
     Held to maturity securities (fair value $49,989-2005 and $70,196-2004)           50,764                70,946
                                                                               -------------         -------------
                                                       TOTAL SECURITIES          168,621,069           173,864,701
                                                                               -------------         -------------

   Federal Home Loan Bank stock, at cost                                           3,911,700             3,182,900
   Federal Reserve Bank stock, at cost                                               225,850               225,850
   Other restricted stock, at cost                                                    50,000                50,000

   Loans Receivable, net of allowance for loan losses of
                 $1,691,553 -2005, $1,389,947-2004
                                                              NET LOANS          245,235,657           217,028,751

   Premises and equipment, net                                                     3,872,950             2,769,827
   Deferred income taxes                                                           1,410,423               908,023
   Accrued interest receivable                                                     2,254,223             2,005,064
   Cash surrender value of insurance                                               9,210,409             8,906,407
   Other assets                                                                    3,282,528             3,140,511
                                                                               -------------         -------------

                                                           TOTAL ASSETS        $ 454,686,948         $ 424,304,747
                                                                               =============         =============

LIABILITIES
   Deposits:
     Noninterest bearing                                                       $  63,788,343         $  58,409,685
     Interest bearing                                                            221,966,208           242,437,694
                                                                               -------------         -------------
                                                         TOTAL DEPOSITS          285,754,551           300,847,379
                                                                               -------------         -------------

   Federal Home Loan Bank advances                                                48,500,000            29,500,000
   Repurchase agreements with financial institutions                              62,200,000            59,900,000
   Repurchase agreements with customers                                           16,823,122               209,588
   Subordinated debt                                                               7,011,000             7,011,000
    Due to broker for security purchases                                           6,225,933                    --
    Accrued expenses and other liabilities                                         2,485,702             2,291,107
                                                                               -------------         -------------

                                                      TOTAL LIABILITIES          429,000,308           399,759,074
                                                                               -------------         -------------

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2005 - Issued - 2,137,528 shares, outstanding - 2,032,342 shares
     2004 - Issued - 2,130,843 shares, outstanding - 2,025,657 shares                 21,375                21,308
   Capital surplus                                                                19,989,742            19,892,870
   Retained earnings                                                               8,574,367             6,555,092
   Less: Treasury stock at cost- 105,186 shares                                     (701,061)             (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                              (2,197,783)           (1,222,536)
                                                                               -------------         -------------
                                             TOTAL SHAREHOLDERS' EQUITY           25,686,640            24,545,673
                                                                               -------------         -------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 454,686,948         $ 424,304,747
                                                                               =============         =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                                      2005            2004              2005             2004
                                                                  ------------    ------------     ------------     ------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                     $  3,782,396    $  2,950,870     $ 10,541,848     $  8,324,185

   Interest and dividends on securities:
      Mortgage-backed                                                  806,893       1,238,951        2,798,590        3,709,808
      US Treasury and other                                            602,667         669,328        1,793,384        1,901,592
          State & municipal securities                                 216,159         182,588          608,900          522,535
          Corporate bonds & other securities                            52,001          44,242          152,930          110,709
   Other interest income                                                 8,054             149           17,157           10,727
                                                                  ------------    ------------     ------------     ------------
                                     TOTAL INTEREST INCOME           5,468,170       5,086,128       15,912,809       14,579,556
                                                                  ------------    ------------     ------------     ------------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                           28,240          33,743           87,762          118,407
      Money market                                                     233,156         275,443          709,486          985,730
      Time certificates of deposit in denominations
          of $100,000 or more                                          214,188         147,449          565,855          489,708
      Other time certificates of deposit                               384,253         375,762        1,073,429        1,280,468
                                                                  ------------    ------------     ------------     ------------
                                TOTAL INTEREST ON DEPOSITS             859,837         832,397        2,436,532        2,874,313
   Interest on Federal Home Loan Bank advances                         363,923         238,256        1,005,447          668,279
    Interest on repurchase agreements                                  600,269         356,210        1,517,165          927,556
   Interest on subordinated debt                                       114,634          75,990          317,058          223,112
                                                                  ------------    ------------     ------------     ------------
                                    TOTAL INTEREST EXPENSE           1,938,663       1,502,853        5,276,202        4,693,260
                                                                  ------------    ------------     ------------     ------------
                                       NET INTEREST INCOME           3,529,507       3,583,275       10,636,607        9,886,296
PROVISION FOR LOAN LOSSES                                              109,371          90,000          310,617          270,000
                                                                  ------------    ------------     ------------     ------------
                                 NET INTEREST INCOME AFTER
                                 PROVISION FOR LOAN LOSSES           3,420,136       3,493,275       10,325,990        9,616,296
                                                                  ------------    ------------     ------------     ------------
NONINTEREST INCOME
   Banking service charges and fees                                    277,617         228,213          745,778          702,655
   Trust                                                               230,154         213,858          705,640          663,779
    Losses on the sales of available
     for sale securities                                                    --         (52,866)         (44,076)         (52,866)
   Other                                                               247,925         121,395          560,085          401,156
                                                                  ------------    ------------     ------------     ------------
                                  TOTAL NONINTEREST INCOME             755,696         510,600        1,967,427        1,714,724
                                                                  ------------    ------------     ------------     ------------
NONINTEREST EXPENSE
   Salaries                                                          1,235,631       1,133,140        3,501,464        3,248,337
   Employee benefits                                                   309,751         309,089        1,022,712          997,683
   Net occupancy                                                       171,330         153,813          525,550          494,937
   Equipment                                                           115,422          99,714          322,660          284,973
   Legal fees                                                           32,397          41,965          127,385          139,216
   Directors fees                                                       34,530          36,025          108,295          107,480
   Computer services                                                   242,818         210,805          666,939          628,374
   Supplies                                                             32,489          35,228          115,749          122,091
   Commissions, services and fees                                       82,478          49,703          211,078          171,513
   Postage                                                              29,336          34,189           94,229          107,438
   Advertising                                                         180,289          72,409          357,546          249,931
   OREO & non-performing loan expenses-net                                  --              --               --            6,618
   Other                                                               446,406         338,008        1,302,068        1,069,377
                                                                  ------------    ------------     ------------     ------------
                                TOTAL NONINTEREST EXPENSES           2,912,877       2,514,088        8,355,675        7,627,968
                                                                  ------------    ------------     ------------     ------------
                                INCOME BEFORE INCOME TAXES           1,262,955       1,489,787        3,937,742        3,703,052
PROVISION FOR INCOME TAXES                                             334,654         424,745        1,066,049        1,022,112
                                                                  ------------    ------------     ------------     ------------
                                                NET INCOME        $    928,301    $  1,065,042     $  2,871,693     $  2,680,940
                                                                  ============    ============     ============     ============
INCOME PER SHARE
                                BASIC NET INCOME PER SHARE        $       0.46    $       0.53     $       1.42     $       1.33
                                                                  ============    ============     ============     ============
                              DILUTED NET INCOME PER SHARE        $       0.45    $       0.52     $       1.40     $       1.31
                                                                  ============    ============     ============     ============

   Dividends Per Share                                            $       0.14    $       0.12     $       0.42     $       0.36
                                                                  ============    ============     ============     ============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three months ended September 30,                                                          2005                2004
                                                                                      -----------         -----------
Net income                                                                            $   928,301         $ 1,065,042
Unrealized holding gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period, net of taxes       (1,014,597)          1,664,288
                                                                                      -----------         -----------

Comprehensive income (loss)                                                           $   (86,296)        $ 2,729,330
                                                                                      ===========         ===========

Nine months ended September 30,                                                           2005                2004
                                                                                      -----------         -----------
Net income                                                                            $ 2,871,693         $ 2,680,940
Unrealized holding losses on securities:
       Unrealized holding losses arising during the period, net of taxes                 (975,247)         (1,306,443)
                                                                                      -----------         -----------

Comprehensive income                                                                  $ 1,896,446         $ 1,374,497
                                                                                      ===========         ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                                   2005               2004
                                                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $  2,871,693        $  2,680,940
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                                            294,292             148,109
       Provision for loan losses                                                                   310,617             270,000
       Depreciation and amortization                                                               301,565             269,526
       Losses on sale of available for sale securities                                              44,076              52,866
       Loans originated for sale                                                                        --            (277,000)
       Proceeds from sales of loans held for sale                                                       --             277,000
       Gain on disposals of bank premises and equipment                                              1,744                 817
       Gain from the sale of foreclosed real estate                                                     --             (45,138)
       Increase in accrued interest receivable                                                    (249,159)           (130,244)
       Increase in other assets                                                                    (85,983)           (452,996)
       Increase in cash surrender value of insurance                                              (279,252)           (275,579)
       (Increase) decrease in deferred loan origination costs                                      (72,873)            117,323
       Increase in amount due to broker for security purchases                                   6,225,933                  --
       Increase in accrued expenses and other liabilities                                          193,794             235,257
                                                                                              ------------        ------------

           Net cash provided by operating activities                                             9,556,447           2,870,881
                                                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
       Proceeds from maturities and principal payments                                          17,761,950          31,070,921
       Purchases                                                                               (25,902,269)        (75,766,871)
       Proceeds from sales                                                                      11,547,754          31,511,090
Held to maturity mortgage-backed securities:
       Proceeds from principal payments                                                             20,182              32,715
Purchase of Federal Home Loan Bank stock                                                          (728,800)           (793,100)
Net increase in loans                                                                          (28,476,337)        (19,715,830)
Proceeds from the sale of repossessed assets                                                        20,845                  --
Purchase of bank premises and equipment                                                         (1,406,432)           (270,496)
Proceeds from sale of foreclosed real estate                                                            --             345,138
Purchases of bank owned life insurance                                                             (24,750)                 --
Proceeds from sale of bank premises and equipment                                                       --                 100
                                                                                              ------------        ------------

       Net cash used in investing activities                                                   (27,187,857)        (33,586,333)
                                                                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, money market and
  demand deposits                                                                              (15,729,585)          6,108,753
Net increase (decrease in certificates of deposit)                                                 636,757         (12,305,095)
Net increase in short term Federal Home Loan Bank advances                                      10,000,000           9,300,000
Repayments on Federal Home Loan Bank advances                                                  (20,000,000)                 --
Proceeds from Federal Home Loan Bank advances                                                   29,000,000                  --
Net increase in securities sold under agreements to repurchase                                   2,300,000          29,032,909
Net increase in repurchase agreements with customers                                            16,613,534                  --
Proceeds from the exercise of stock options                                                         51,747             356,968
Dividends paid on common stock                                                                    (851,617)           (689,105)
                                                                                              ------------        ------------

       Net cash provided by financing activities                                                22,020,836          31,804,430
                                                                                              ------------        ------------

       Net increase in cash and cash equivalents                                                 4,389,426           1,088,978

CASH AND CASH EQUIVALENTS, at beginning of period                                               12,222,713          12,702,308
                                                                                              ------------        ------------

CASH AND CASH EQUIVALENTS, at end of period                                                   $ 16,612,139        $ 13,791,286
                                                                                              ============        ============
SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest on deposits and borrowings                                                    $  5,030,970        $  4,678,626
                                                                                              ============        ============
       Income taxes                                                                           $    850,500        $    750,900
                                                                                              ============        ============
Non-cash investing and financing activities:
       Accrued dividends declared                                                             $    284,394        $    230,958
                                                                                              ============        ============
       Due to broker for securities purchases                                                 $  6,225,933        $         --
                                                                                              ============        ============
       Transfer of loans to repossessed assets                                                $     31,687        $         --
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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of their operations and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

      The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2005 and 2004. The 2004 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                            Three Months Ended
                                                            September 30, 2005
                                                   ----------------------------------

                                                      Net                   Per Share
                                                    Income       Shares       Amount
                                                    ------       ------       ------
      Basic Net Income Per Share
        Income available to common shareholders    $ 928,301    2,030,137    $    .46
                                                                             ========

      Effect of Dilutive Securities
        Options Outstanding                               --       18,973

      Diluted Net Income Per Share
        Income available to common shareholders    ---------    ---------
        plus assumed conversions                   $ 928,301    2,049,110    $    .45
                                                   =========    =========    ========

                                                                                           Three Months Ended
                                                                                           September 30, 2004
                                                                                 ------------------------------------

                                                                                     Net                    Per Share
                                                                                   Income        Shares       Amount
                                                                                   ------        ------       ------
      Basic Net Income Per Share
        Income available to common shareholders                                  $1,065,042     2,020,889    $    .53
                                                                                                             ========

      Effect of Dilutive Securities
        Options Outstanding                                                              --        24,503

      Diluted Net Income Per Share
        Income available to common shareholders                                  ----------    ----------
        plus assumed conversions                                                 $1,065,042     2,045,392    $    .52
                                                                                 ==========    ==========    ========

                                                                                            Nine Months Ended
                                                                                           September 30, 2005
                                                                                 ------------------------------------
                                                                                     Net                    Per Share
                                                                                   Income        Shares       Amount
                                                                                   ------        ------       ------
      Basic Net Income Per Share
        Income available to common shareholders                                  $2,871,693     2,028,374    $   1.42
                                                                                                             ========

      Effect of Dilutive Securities
        Options Outstanding                                                              --        21,249

      Diluted Net Income Per Share
        Income available to common shareholders                                  ----------    ----------
        plus assumed conversions                                                 $2,871,693     2,049,623    $   1.40
                                                                                 ==========    ==========    ========

                                                                                          Nine Months Ended
                                                                                         September 30, 2004
                                                                                 ------------------------------------

                                                                                     Net                    Per Share
                                                                                   Income        Shares       Amount
                                                                                   ------        ------       ------
      Basic Net Income Per Share
        Income available to common shareholders                                  $2,680,940     2,013,323    $   1.33
                                                                                                             ========

      Effect of Dilutive Securities
        Options Outstanding                                                              --        27,549

      Diluted Net Income Per Share
        Income available to common shareholders                                  ----------    ----------
        plus assumed conversions                                                 $2,680,940     2,040,872    $   1.31
                                                                                 ==========    ==========    ========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                       Three Months Ended
                                                                                       September 30, 2005
                                                                          ------------------------------------------

                                                                           Before-Tax                     Net-of-Tax
                                                                              Amount          Taxes          Amount
                                                                          -----------     -----------    -----------
Unrealized holding losses arising during the period                       $(1,537,268)    $   522,671    $(1,014,597)
Add: reclassification adjustment for amounts recognized in net income              --              --             --
                                                                          -----------     -----------    -----------

Unrealized holding loss on available for sale securities, net of taxes    $(1,537,268)    $   522,671    $(1,014,597)
                                                                          ===========     ===========    ===========

                                                                                            Three Months Ended
                                                                                             September 30, 2004
                                                                             ---------------------------------------------------

                                                                              Before-Tax                             Net-of-Tax
                                                                                Amount              Taxes              Amount
                                                                             ------------       ------------        ------------
Unrealized holding gains arising during the period                           $  2,468,782       $   (839,386)       $  1,629,396
Add: reclassification adjustment for amounts recognized in net income              52,866            (17,974)             34,892
                                                                             ------------       ------------        ------------

Unrealized holding gain on available for sale securities, net of taxes       $  2,521,648       $   (857,360)       $  1,664,288
                                                                             ============       ============        ============

                                                                                             Nine Months Ended
                                                                                             September 30, 2005
                                                                             ---------------------------------------------------

                                                                              Before-Tax                             Net-of-Tax
                                                                                Amount              Taxes              Amount
                                                                             ------------       ------------        ------------
Unrealized holding losses arising during the period                          $ (1,521,723)      $    517,386        $ (1,004,337)
Add: reclassification adjustment for amounts recognized in net income              44,076            (14,986)             29,090
                                                                             ------------       ------------        ------------

Unrealized holding loss on available for sale securities, net of taxes       $ (1,477,647)      $    502,400        $   (975,247)
                                                                             ============       ============        ============

                                                                                             Nine Months Ended
                                                                                             September 30, 2004
                                                                             ---------------------------------------------------

                                                                              Before-Tax                             Net-of-Tax
                                                                                Amount              Taxes              Amount
                                                                             ------------       ------------        ------------
Unrealized holding losses arising during the period                          $ (2,032,325)      $    690,990        $ (1,341,335)
Add: reclassification adjustment for amounts recognized in net income              52,866            (17,974)             34,892
                                                                             ------------       ------------        ------------

Unrealized holding loss on available for sale securities, net of taxes       $ (1,979,459)      $    673,016        $ (1,306,443)
                                                                             ============       ============        ============

5. The Bank has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method. During the first quarter of 2005, the Bank's pension plan was curtailed as the Bank's Board of Directors approved the cessation of benefit accruals under the Plan effective April 30, 2005. Because of this action, for the Plan year beginning November 15, 2004, contributions will no longer be made by the Bank.

Components of net periodic benefit cost for the three months ended September 30:

                                                          2005           2004
                                                        --------       --------
      Service cost                                      $     --       $ 64,889
      Interest cost                                       52,516         48,050
      Expected return on plan assets                     (58,310)       (56,573)
      Amortization of unrealized loss                     13,222         11,009
                                                        --------       --------
      Net periodic benefit cost                         $  7,428       $ 67,375
                                                        ========       ========

Components of net periodic benefit cost for the nine months ended September 30:

                                                         2005            2004
                                                      ---------       ---------
      Service cost                                    $      --       $ 194,667
      Interest cost                                     157,548         144,150
      Expected return on plan assets                   (174,930)       (169,719)
      Amortization of unrealized loss                    39,666          33,027
                                                      ---------       ---------
      Net periodic benefit cost                       $  22,284       $ 202,125
                                                      =========       =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of September 30, 2005 are as follows:

                        due 10/1/05        10,000,000 @ 4.0625%
                        due 12/8/05         2,000,000 @ 2.36%
                        due 2/10/06         3,000,000 @ 3.39%
                        due 7/18/06         4,500,000 @ 2.33%
                        due 7/16/07         4,500,000 @ 2.59%
                        due 8/27/07         5,000,000 @ 3.76%
                        due 7/18/08         4,500,000 @ 3.27%
                        due 6/24/10         5,000,000 @ 4.15%
                        due 5/29/12         5,000,000 @ 4.32%
                        due 9/04/12         5,000,000 @ 4.38%
                                          -----------

                           Total          $48,500,000
                                          ===========

As of September 30, 2005, the Bank had borrowings  under  repurchase  agreements
with  financial   institutions  totaling   $62,200,000.   This  amount  includes
borrowings:

                        due 12/27/05        7,000,000 @ 3.08%
                        due  1/30/06        3,000,000 @ 2.10%
                        due  1/31/06        5,000,000 @ 3.32%
                        due  1/28/07        4,000,000 @ 3.60%
                        due  2/19/07       10,000,000 @ 2.74%
                        due  2/25/07        4,650,000 @ 2.40%
                        due  4/26/08        7,000,000 @ 4.19%
                        due 10/27/07        7,000,000 @ 3.26%
                        due  7/28/08        5,000,000 @ 3.25%
                        due  7/31/08        5,000,000 @ 3.27%
                        due  2/25/09        4,550,000 @ 3.20%
                                          -----------
                           Total          $62,200,000
                                          ===========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                       For the three months ended September 30,
                                                                      2005                             2004
                                                          -------------------------       ------------------------------
Provision for income taxes at statutory Federal rate      $   429,405           34%       $   506,528                34%
Increase (decrease) resulting from:
   Tax exempt income                                         (105,566)          (8)           (89,553)               (6)
   Nondeductible interest expense                               5,544            1              3,739                --
   Other                                                        5,271           --              4,031                 1
                                                          ------------------------        -----------------------------
Provision for income taxes                                $   334,654           27%       $   424,745                29%
                                                          ========================        =============================

                                                                       For the nine months ended September 30,
                                                                      2005                             2004
                                                          -------------------------       ------------------------------
Provision for income taxes at statutory Federal rate      $ 1,338,832           34%       $ 1,259,038                34%
Increase (decrease) resulting from:
   Tax exempt income                                         (303,091)          (8)          (259,794)               (7)
   Nondeductible interest expense                              14,494           --             11,091                --
   Other                                                       15,814            1             11,777                 1
                                                          ------------------------        -----------------------------
Provision for income taxes                                $ 1,066,049           27%       $ 1,022,112                28%
                                                          ========================        =============================

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at September 30, 2005 and December 31, 2004 are as follows:

AVAILABLE FOR SALE                                                           September 30, 2005
                                                 ------------------------------------------------------------------------
                                                                        Gross               Gross
                                                   Amortized         Unrealized           Unrealized            Fair
                                                     Cost               Gains               Losses              Value
                                                 -------------      -------------       -------------       -------------
Debt Securities:
    U.S. Treasury securities                    $   4,292,256      $          --       $     (63,162)      $   4,229,094
    U.S. Government Agency securities              57,951,462                 --            (933,050)         57,018,412
    State and Municipal Obligations                24,598,733            425,919             (70,660)         24,953,992
    Corporate and Other Bonds                       3,001,996                 --              (9,496)          2,992,500
                                                -------------      -------------       -------------       -------------
                                                   89,844,447            425,919          (1,076,368)         89,193,998
                                                -------------      -------------       -------------       -------------

Mortgage-Backed Securities:
   GNMA                                             5,615,398                 --            (137,587)          5,477,811
   FNMA                                            54,145,759              2,055          (1,867,443)         52,280,371
   FHLMC                                           20,294,676              5,866            (658,141)         19,642,401
                                                -------------      -------------       -------------       -------------
                                                   80,055,833              7,921          (2,663,171)         77,400,583
                                                -------------      -------------       -------------       -------------

Marketable Equity Securities                        2,000,000                 --             (24,276)          1,975,724
                                                -------------      -------------       -------------       -------------

Total available for sale securities             $ 171,900,280      $     433,840       $  (3,763,815)      $ 168,570,305
                                                =============      =============       =============       =============

                                                                             December 31, 2004
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
                                                 =============      =============       =============       =============

HELD TO MATURITY                                               September 30, 2005
                                       -------------------------------------------------------------------
                                                             Gross              Gross
                                         Amortized        Unrealized         Unrealized           Fair
                                           Cost              Gains             Losses             Value
                                       ------------      ------------      ------------       ------------
Mortgage-Backed Securities:
   GNMA                                $     50,764      $         --      $       (775)      $     49,989
   FHLMC                                         --                --                --                 --
                                       ------------      ------------      ------------       ------------
Total held to maturity securities      $     50,764      $         --      $       (775)      $     49,989
                                       ============      ============      ============       ============

                                                               December 31, 2004
                                       -------------------------------------------------------------------
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
                                       ============      ============      ============       ============

At September 30, 2005, gross unrealized holding losses on available for sale and held to maturity securities totaled $3,764,590. Of the securities with unrealized losses, there were thirty-one securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $2,831,851 at September 30, 2005. Management does not believe that any of the unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government and U. S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, Management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan portfolio at September 30, 2005 and December 31, 2004 is as follows:

                                                   2005               2004
                                               --------------------------------

      Real estate--residential mortgage        $ 155,539,189      $ 148,661,814
      Real estate--commercial mortgage            37,792,455         33,655,103
      Real estate--construction                   29,611,362         11,596,972
      Commercial                                  18,976,935         17,910,953
      Installment                                  4,664,972          6,315,197
      Other                                           70,883             80,118
                                               -------------      -------------
                       TOTAL LOANS               246,655,796        218,220,157
      Net deferred loan origination costs            271,414            198,541
      Allowance for loan losses                   (1,691,553)        (1,389,947)
                                               -------------      -------------
                       NET LOANS               $ 245,235,657      $ 217,028,751
                                               =============      =============

Changes in the allowance for loan losses for the periods ended September 30, 2005 and December 31, 2004 are as shown below:

                                                 Nine months         Twelve months
                                             ended September 30,  ended December 31,
                                                    2005                 2004
                                             -------------------  ------------------
Balance at beginning of the year                $   1,389,947       $   1,149,454
Provision for loan losses                             310,617             360,000
Loans charged off                                     (43,444)           (184,970)
Recoveries of loans previously charged off             34,433              65,463
                                                -------------       -------------

Balance at end of period                        $   1,691,553       $   1,389,947
                                                =============       =============

The following table summarizes the Bank's nonperforming loans as of September 30, 2005 and December 31, 2004.

                                             September 30, 2005   December 31, 2004
                                             ------------------   -----------------
Nonaccrual loans                                $     328,495       $   1,634,999

Loans past due in excess of 90 days and
   accruing interest                                    2,613                  --
                                                -------------       -------------

Total nonperforming assets                      $     331,108       $   1,634,999
                                                =============       =============

10. A summary of the Bank's deposits at September 30, 2005 and December 31, 2004 is as follows:

                                                                2005              2004
                                                            ------------------------------
      Noninterest bearing:
          Demand                                            $ 63,788,343      $ 58,409,685
                                                            ------------      ------------
      Interest bearing:
          Savings                                             54,323,939        57,934,199
          Money market                                        81,087,786        98,585,769
          Time certificates of deposit in
            denominations of $100,000 or more                 29,821,137        25,823,673
          Other time certificates of deposit                  56,733,346        60,094,053
                                                            ------------      ------------
               Total Interest bearing deposits               221,966,208       242,437,694
                                                            ------------      ------------
                                        TOTAL DEPOSITS      $285,754,551      $300,847,379
                                                            ============      ============

Included in deposits as of September 30, 2005 and December 31, 2004 are approximately $2,809,000 and $4,318,000, respectively, of brokered deposits which have varying maturities through May 2007 and September 2006, respectively.

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

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has seven banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The newest banking facility, located in downtown Torrington, Connecticut, opened in March of 2003. In May of 2005, the Bank received approval from the OCC to open a full service branch in Canton, Connecticut. The Branch is scheduled to open in early 2006. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc.

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

As of September 30, 2005, the Company had total assets of $454,686,948, which was an increase of approximately $30.4 million or 7.2% from year-end 2004 total assets of $424,304,747. The increase in assets resulted mainly from increases in the loan portfolio. The growth was funded primarily through Federal Home Loan Bank advances and borrowings under repurchase agreements.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the financial statements.

FINANCIAL CONDITION

Total assets as of September 30, 2005 were $454,686,948, an increase of $30,382,201 or 7.2% from year-end 2004 total assets of $424,304,747.

During the first nine months of 2005, the increase in assets was in the loan portfolio, which increased by $28,206,906 or 13.0% from year-end 2004. Total loans, net of the allowance for loan losses, as of September 30, 2005 were $245,235,657 as compared to the year-end 2004 level of $217,028,751. Growth was in real estate secured lending with the greatest increase experienced in the construction mortgage portfolio. Construction mortgages increased by $18,014,390 or 155.3% since the beginning of the year. This growth was primarily in construction loans for residential property. The residential mortgage portfolio totaled $155,539,189, which was an increase of $6,877,375 or 4.6% from year-end 2004. Although this growth slowed during the third quarter, growth in these mortgage products continue to be primarily in fixed rate, 15 and 30 year loans. Commercial mortgages totaled $37,792,455, which is a 12.3% increase from the year-end balance. The increase in the commercial mortgage portfolio is primarily in the ten year fixed rate mortgage product due to the continuance of a relatively low rate environment for mortgage products, as well as the results from a focus in commercial calling effort. The commercial loan portfolio totaled $18,976,935 which was an increase of $1,065,982 or 6.0% from the year-end 2004 balance. Again, this growth is attributed to sales development and expansion into growing market areas.

As of September 30, 2005, the securities portfolio totaled $168,621,069, which is a $5,243,632 or 3.0% decrease from the year-end 2004 balance. The decrease in the portfolio resulted primarily from principal payments received on mortgage-backed securities, as well as calls and sales of agency bonds. The cash flows from the securities portfolio have been mostly utilized to fund loan growth. Additionally, during the third quarter of 2005, purchases of primarily municipal securities were made to improve the tax-effective yield on the portfolio.

Cash and cash equivalents totaled $16,612,139, which is an increase of $4,389,426 or 35.9% from year-end 2004. The increase in cash and cash equivalents primarily relates to daily cash letter fluctuations.

Total liabilities were $429,000,308 as of September 30, 2005 compared to total liabilities of $399,759,074 as of year-end 2004. At September 30, 2005, total deposits were $285,754,551, which was a decrease of $15,092,828 or 5.0% from deposits at December 31, 2004. The decrease has been in interest bearing deposits such as savings, money market, and time certificates of deposit under $100,000 in denomination. As of September 30, 2005, interest-bearing deposits totaled $221,966,208, which is a $20,471,486 or 8.4% decrease from the December 31, 2004 balance. The largest decrease has been in money market deposits which have declined by $17,497,983 of 17.7% since the beginning of the year. Market competition offering high promotional deposit rates is the cause of this decline. Additionally, consumer reluctance for nonliquid deposits, coupled with uncertainties in the long term interest rate environment, continue to cause the decline in savings and time certificates of deposits. As of September 30, 2005, demand deposits totaled $63,788,343, which was an increase of 9.2% since December 31, 2004. This growth has come from commercial accounts, especially as they relate to the Bank's cash management product and commercial lending. Offsetting some of the decrease in time deposits were certificates of deposits above $100,000 in denomination. These deposits increased slightly, by $3,997,464 or 15.5% due to deposits from local municipalities.

Earning asset growth has been funded primarily through Federal Home Loan Bank advances and borrowings under repurchase agreements. Federal Home Loan Bank advances have increased $19,000,000 or 64.4%. Borrowings have been on an overnight basis as well as on both longer and shorter contractual terms. The terms of the borrowings are determined based on considerations of interest levels, yield curve and the Company's current and future liquidity needs. Additionally funding asset growth was borrowings through the use of repurchase agreements. This funding, which is primarily in the form of repurchase agreements associated with commercial cash management accounts, has increased by 31.5% or $18,913,534 over the first nine months of 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2004

Summary

Net interest income is the single largest source of the Company's net income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Although there are certain factors that can be controlled by Management's policies and actions, certain other factors exist, such as the general level of credit demand, Federal Reserve Board monetary policy, and changes in tax law that are beyond the control of Management.

Net income for the third calendar quarter of 2005 totaled $928,301, which is a decrease of $136,741 or 12.8% from third quarter 2004 earnings of $1,065,042. Quarterly basic and diluted net income per share for 2005 were $.46 and $.45 per share, respectively, compared to $.53 per basic and $.52 per diluted share for the same period in 2004.

Net Interest Income

Net interest income is comprised of the following for the three months ended September 30,

                                                    2005              2004
                                                -----------       -----------

Interest and dividend income                    $ 5,468,170       $ 5,086,128
Tax-equivalent adjustments                          103,595            88,839
Interest expense                                 (1,938,663)       (1,502,853)
                                                -----------       -----------

Net interest income (tax equivalent basis)      $ 3,633,102       $ 3,672,114
                                                ===========       ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended September 30, 2005 and 2004. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                          Three months ended September 30, 2005      Three months ended September 30, 2004
                                         --------------------------------------    -----------------------------------------
                                                            Interest                                   Interest
                                            Average          Earned/     Yield/       Average           Earned/       Yield/
                                            Balance           Paid        Rate        Balance            Paid          Rate
                                         -------------     ---------     ------    -------------      ----------      ------
Assets
Interest Earning Assets:
Loans                                    $ 242,011,000     3,782,989      6.25%    $ 206,086,000      $2,951,286       5.73%
Investment Securities                      165,396,000     1,780,722      4.31%      200,253,000       2,223,532       4.44%
Other interest earning assets                1,367,000         8,054      2.36%          160,000             149        .37%
                                         -------------    ----------               -------------      ----------

Total interest earning assets              408,774,000     5,571,765      5.45%      406,499,000       5,174,967       5.09%
                                                          ----------      ----                        ----------       ----

Allowance for loan losses                   (1,631,000)                               (1,336,000)
Cash and due from banks                     16,444,000                                14,077,000
Bank premises and equipment                  3,807,000                                 2,840,000
Net unrealized gain/loss on
 securities                                 (2,427,000)                               (3,371,000)
Other assets                                15,387,000                                14,777,000
                                         -------------                             -------------

Total Average Assets                     $ 440,354,000                             $ 433,486,000
                                         =============                             =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $  54,984,000        28,240      0.21%    $  57,833,000          33,743       0.23%
Money Market deposits                       82,990,000       233,156      1.12%      105,526,000         275,443       1.04%
Time deposits                               83,003,000       598,441      2.88%       87,640,000         523,211       2.39%
Borrowed funds                             126,574,000     1,078,826      3.41%      101,306,000         670,456       2.65%
                                         -------------    ----------               -------------      ----------

Total interest bearing liabilities         347,551,000     1,938,663      2.23%      352,305,000       1,502,853       1.71%
                                                          ----------      ----                        ----------       ----

Demand deposits                             64,792,000                                57,911,000
Other liabilities                            2,048,000                                 1,252,000
Shareholders' Equity                        25,963,000                                22,018,000
                                         -------------                             -------------
Total liabilities and equity             $ 440,354,000                             $ 433,486,000
                                         =============                             =============

Net interest income                                       $3,633,102                                  $3,672,114
                                                          ==========                                  ==========
Net interest spread                                                       3.22%                                        3.38%
Net interest margin                                                       3.56%                                        3.61%

RATE/VOLUME ANALYSIS

                                                                              Three months ended
                                                                         9/30/05 Compared to 9/30/04
                                                                          Increase (Decrease) Due to
                                                           -----------------------------------------------------
                                                             Volume                   Rate               Total
                                                           ---------                ---------          ---------
Interest earned on:
Loans                                                      $ 545,347                $ 286,356          $ 831,703
Investment securities                                       (377,031)                 (65,779)          (442,810)
Other interest income                                          4,633                    3,272              7,905
                                                           ---------                ---------          ---------
Total interest earning assets                                172,949                  223,849            396,798
                                                           ---------                ---------          ---------

Interest paid on:

Deposits                                                    (106,609)                 134,049             27,440
Borrowed money                                               189,574                  218,796            408,370
                                                           ---------                ---------          ---------
Total interest bearing liabilities                            82,965                  352,845            435,810
                                                           ---------                ---------          ---------

Increase (decrease) in net interest income                 $  89,984                $(128,996)         $ (39,012)
                                                           =========                =========          =========

Tax-equivalent net interest income for the third quarter of 2005 decreased $39,012, or 1.1%, from the third quarter of 2004. The decrease in the net interest margin resulted in a $128,996 decline in tax-equivalent net interest income. This decrease was offset by increased income of $89,984 resulting from the increase in earning assets, particularly loan volume.

Average earning assets for the third quarter of 2005 totaled $409 million, which is an increase of $2 million from the third quarter of 2004. Average loans, however, increased by $36 million and accordingly changed the mix of earning assets which resulted in additional tax equivalent interest income of $172,949. Similarly, the composition of funding liabilities also changed. Decreases in time deposits, were replaced by increases in borrowed money and in demand deposits. Overall this change in the funding mix increased interest expense by $82,965.

The tax-equivalent net interest margin for the third quarter of 2005 was 3.56%, which was a decrease of 5 basis points from the third quarter of 2004. The change in the net interest margin is generally due to increased funding costs which have risen at a quicker rate than earning asset yields. The total yield on earning assets was 5.45% which was a 36 basis point increase from the third quarter 2004 yield on earning assets. Loan yields increased from 5.73% to 6.25% over last year. Funding costs, however, have increased by 52 basis points, from 1.71% to 2.23%. This increase is due to the change in funding composition between deposits and borrowings as well as to overall increases in short term funding costs. For the third quarter of 2005 the cost of time certificates of deposits was 2.88%, which was up 49 basis points from the third quarter 2004 cost. Whereas borrowed money provided funding for lower deposit levels, it also resulted in increased funding costs. Generally, borrowed money is a more expensive source of funds and therefore, a higher percentage of borrowed funds to deposits will result in higher funding costs. Additionally, short term borrowing rates have increased over the last twelve months. The cost of borrowed money for the third quarter of 2005 was 3.41% which was an increase of 76 basis points from the third quarter 2004 costs.

Provisions for Loan Losses

The provision for loan losses for the third quarter of 2005 totaled $109,371, which is an increase of $19,371 over the provision for the third quarter of 2004. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. The growth of the loan portfolio, the entrance into new markets and, cautious expectations of the economy and housing market, were the reasons for the increase in the provision.

During the third quarter of 2005, the Company recorded net charge-offs of $6,567 compared to net recoveries of $28,019 for the same period in 2004. For the third quarter of 2005, total charge-offs were $24,854 and total recoveries were $18,287. Recovery and charge-off activity continues to be associated primarily with consumer debt, particularly, installment loans and overdrafts.

Noninterest Income

Noninterest income for the third quarter of 2005 totaled $755,696, an increase of $245,096 or 48.0% from third quarter 2004 noninterest income of $510,600. Banking service charges and fees for the third quarter of 2005 totaled $277,617, which was an increase of $49,404 or 21.6% from the third quarter of 2004. This increase was due to increased service charges resulting from overdraft, cash management and debit card interchange fees. Trust fees totaled $230,154, which was $16,296 or 7.6% above third quarter 2004 fees of $213,858. This increase is due to a higher level of assets under management. Other noninterest income totaled $247,925, increasing $126,530 or 104.2% from the third quarter of 2004. This increase is mostly attributed to $118,514 in income related to recording mortgage servicing assets during the third quarter of 2005. Additionally, increased income from the cash surrender value of bank owned life insurance as well as safe deposit rental income contributed to the increase in other noninterest income. Finally, contributing to the increase of noninterest income between the third quarters of 2005 and 2004 is the loss on the sale of available for sales securities.

During the third quarter of 2004 securities were sold at a loss of $52,886. There were no similar sales during the same quarter of 2005.

Noninterest Expense

For the three months ended September 30, 2005, noninterest expense totaled $2,912,877, which was an increase of $398,789 or 15.9% from the same quarter in 2004. Salary and benefits costs totaled $1,545,382, which was an increase of $103,153 or 7.2% over the third quarter of 2004. This increase was due to additional staff positions created over the last year in anticipation of the opening of the Bank's Canton office.

Third quarter 2005 occupancy and equipment expense totaled $286,752, which was an increase of $33,225 or 13.1% from the third quarter of 2004. This increase was due to higher costs related to maintenance and repairs on bank properties, equipment depreciation, and utilities expense. Additional processing costs for new electronic banking products and related services resulted in the 15.2 % increase in computer services expense. Advertising expense totaled $180,289, which was an increase of $107,880 from third quarter 2004 costs. Third quarter costs for product promotion, corporate visibility and market awareness were the reason for the increase. Commissions, services and fees expenses increased by $32,775 or 65.9% from the third quarter of 2004 due mostly to costs incurred for benefits and balance sheet consulting. Other noninterest expense totaled $446,406 for the quarter, which was $108,398 or 32.1% above 2004 costs. These increases resulted from costs incurred for officer recruitment, outsourcing of the Company's internal audit function, computer software, contributions, correspondent bank fees and franchise taxes.

Income Taxes

For the three month period ended September 30, 2005, the provision for income taxes totaled $334,654, which is a decrease of 21.2% from the same period in 2004. This decrease is due mainly to the decrease of pretax income which was down by 15.2% from the third quarter of 2004. Additionally, the effective tax rate for the third quarter of 2005 was 27%, a decrease from the third quarter 2004 effective tax rate of 29%. This decrease is due to a higher ratio of tax-exempt income to pretax income in 2005, which resulted from higher levels of interest from municipal securities and income from increases in the cash surrender value of bank owned life insurance.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Summary

Net income for the Company for the nine months ended September 30, 2005 totaled $2,871,693, increasing $190,753 or 7.1% from 2004 earnings of $2,680,940. Basic and diluted net income per share for the 2005 nine month period were $1.42 and $1.40, per share, respectively. These results are 6.8% and 6.9% above 2004 levels of $1.33 and $1.31 respectively, for basic and diluted net income per share.

Net Interest Income

Net interest income is comprised of the following for the nine months ended September 30,

                                                         2005              2004
                                                     ------------      ------------
      Interest and dividend income                   $ 15,912,809      $ 14,579,556
      Tax-equivalent adjustments                          293,410           254,048
      Interest expense                                 (5,276,202)       (4,693,260)
                                                     ------------      ------------

      Net interest income (tax equivalent basis)     $ 10,930,017      $ 10,140,344
                                                     ============      ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 2005 and 2004. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Nine months ended September 30, 2005           Nine months ended September 30, 2004
                                         -----------------------------------------------------------------------------------------
                                                            Interest                                        Interest
                                            Average          Earned/        Yield/        Average            Earned/        Yield/
                                             Balance          Paid           Rate         Balance             Paid           Rate
                                         -------------     -----------      ------     -------------      -----------       ------
Assets
Interest Earning Assets:
Loans                                    $ 233,447,000     $10,543,314       6.02%     $ 198,228,000      $ 8,325,636        5.60%
Investment Securities                      171,960,000       5,645,748       4.38%       194,871,000        6,497,241        4.45%
Other interest earning assets                1,583,000          17,157       1.45%         1,466,000           10,727        0.98%
                                         -------------     -----------                 -------------      -----------

Total interest earning assets              406,990,000      16,206,219       5.31%       394,565,000       14,833,604        5.01%
                                                           -----------     ------                         -----------     -------

Allowance for loan losses                   (1,529,000)                                   (1,244,000)
Cash and due from banks                     15,042,000                                    12,761,000
Bank premises and equipment                  3,435,000                                     2,836,000
Net unrealized loss on
  securities                                (2,403,000)                                   (1,935,000)
Foreclosed real estate                              --                                        92,000
Other assets                                15,129,000                                    13,931,000
                                         -------------                                 -------------

Total Average Assets                     $ 436,664,000                                 $ 421,006,000
                                         =============                                 =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $  56,642,000          87,762       0.21%     $  56,427,000          118,407        0.28%
Money Market deposits                       90,654,000         709,486       1.04%       107,630,000          985,730        1.22%
Time deposits                               84,269,000       1,639,284       2.59%        91,176,000        1,770,176        2.59%
Borrowed funds                             117,198,000       2,839,670       3.23%        89,460,000        1,818,947        2.71%
                                         -------------     -----------                 -------------      -----------

Total interest bearing liabilities         348,763,000       5,276,202       2.02%       344,693,000        4,693,260        1.82%
                                                           -----------     ------                         -----------     -------

Demand deposits                             60,664,000                                    53,005,000
Other liabilities                            1,896,000                                     1,178,000
Shareholders' Equity                        25,341,000                                    22,130,000
                                         -------------                                 -------------

Total liabilities and equity             $ 436,664,000                                 $ 421,006,000
                                         =============                                 =============

Net interest income                                        $10,930,017                                    $10,140,344
                                                           ===========                                    ===========
Net interest spread                                                          3.29%                                           3.19%
Net interest margin                                                          3.58%                                           3.43%

RATE/VOLUME ANALYSIS

                                                    Nine months ended
                                                9/30/05 Compared to 9/30/04
                                                 Increase (Decrease) Due to
                                       ---------------------------------------------
                                         Volume            Rate             Total
                                       -----------      -----------      -----------
Interest earned on:
Loans                                  $ 1,557,450      $   660,228      $ 2,217,678
Investment securities                     (753,551)         (97,942)        (851,493)
Other interest income                          914            5,516            6,430
                                       -----------      -----------      -----------
Total interest earning assets              804,813          567,802        1,372,615
                                       -----------      -----------      -----------

Interest paid on:
Deposits                                  (256,291)        (181,490)        (437,781)
Borrowed money                             630,787          389,936        1,020,723
                                       -----------      -----------      -----------
Total interest bearing liabilities         374,496          208,446          582,942
                                       -----------      -----------      -----------

Increase in net interest income        $   430,317      $   359,356      $   789,673
                                       ===========      ===========      ===========

Tax equivalent net interest income for the first nine months of 2005 totaled $10,930,017, which was an increase of $789,673 or 7.8% from the same period in 2004. The $789,673 increase in the net interest income reflects increased income of $430,317 resulting from the increase in the volume of average earning assets and liabilities. Furthermore, increased yields on earning assets, net of increased rates on interest-bearing liabilities, contributed to the additional $359,356 in net interest income.

Average earning assets for the first three quarters of 2005 increased by $12.4 million or 3.1 % from the same period in 2004. Growth in average earning assets was in the loan portfolio, specifically in real estate loans, which increased by over $35 million in the twelve month period. In contrast to the loan portfolio, the investment portfolio has decreased by $23 million. During 2005, it has been Management's goal to shift the mix of earning assets from lower yielding securities to higher yielding loans. The net increase in earning assets contributed an additional $804,813 to interest income for the first nine months of 2005. This growth was funded by demand deposit and borrowed money and resulted in increased funding costs of $374,496.

The tax-equivalent net interest margin (net interest income divided by average earning assets) was 3.58% for the nine-month period ended September 30, 2005. The net interest margin increased 15 basis points from the margin of 3.43% for the nine months ended September 30, 2004. The tax-equivalent yield on earning assets through September 30, 2005 was 5.31%, 30 basis points above the yield earned during the first nine months of 2004. The increase in the yield is attributable mostly to the improvement in loan portfolio yield which increased by 42 basis points due to increases in the overall interest rate environment. Additionally, the aforementioned shift in earning asset mix from investments to loans had a beneficial effect on the net interest margin.

For the first nine months of 2005, funding costs were at 2.02%, which were up 20 basis points from the previous year's level of 1.82%. The increase in funding costs occurred despite the fact that the year to date costs of deposits as of September 30, 2005 were either equal to or less than those for the first nine months of 2004. Specifically, the year-to-date rate paid on money market deposits as of September 30, 2005 was 1.04% as compared to the 1.22% cost as of September 30, 2004. For the first nine months of 2005, the average rate paid on time deposits remained at the previous year's level of 2.59%. Although demand deposit growth has provided a funding source, lower levels of interest-bearing deposits have necessitated the Company's funding mix to rely more heavily towards borrowed money. Increases in interest rates associated with borrowed money, both in the form of short-term Federal Home Loan advances, borrowings through customer repurchase agreements and the libor-based subordinated debt have driven the increases in funding costs for the first nine months of 2005.

Provisions for Loan Losses

The provision for loan losses for the first nine months of 2005 totaled $310,617, which was an increase of $40,617 or 15.0% from the provision of $270,000 for the first nine months of 2004. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. Management's rationale for the increased provision include loan portfolio growth, especially with an increased emphasis on construction and commercial lending, expansion into new markets and anticipation of a slower economic environment.

During the first nine months of 2005, the Company recorded net charge-offs of $9,011 compared to net charge-offs of $16,918 for the first nine months of 2004. Charge-offs continue to relate to losses in consumer installment loans and in overdrafts.

Noninterest Income

Year to date noninterest income as of September 30, 2005 totaled $1,967,427, up $252,703 or 14.7%, above noninterest income from the same period in 2004. Trust fee income totaled $705,640 which is an increase of $41,861 from the first nine months of 2004. Increased assets under management, as well as nonrecurring estate settlement fees contributed to this variance. Additionally impacting the year-to year increase was the nonrecurring rebate of trust fees during the first quarter of 2004. Banking service charges and fees totaled $745,778 which is an increase of 6.1% or $43,123 from fees earned for the first nine months of 2004. Increases in these fees are due to increased overdraft, cash management and debit card interchange fees. Other noninterest income totaled $560,085, increasing 39.6% from the first three quarters of 2004. The majority of this increase relates to mortgage servicing assets totaling $118,514, which the Bank recorded during the third quarter of 2005. Additionally contributing to the increase was growth in fees from the Bank's retail investment product, increased income from the cash surrender value of bank owned life insurance as well as increased income from safe deposit box rentals. These increases offset the $45,138 gain recorded from the sale of OREO property during the first quarter of 2004. Through September 30, 2005, losses on the sales of available for sale securities totaled $44,076 compared to losses of $52,866 for the similar period in 2004. In both years, these sales were made with the purpose of addressing issues of volatility, interest rate exposure, yield and liquidity within the investment portfolio.

Noninterest Expense

For the nine months ended September 30, 2005, noninterest expense totaled $8,355,675, which was an increase of 9.5% or $727,707 from the same period of 2004. Corporate goals for continued growth through an ongoing commitment to product development, marketing and personal service, as well as costs for regulatory compliance have caused the increase in noninterest expense. Salary and benefits expense for the first nine months of 2005 totaled $4,524,176, increasing $278,156 or 6.6% from the first nine months of 2004. Costs related to new staffing in sales and business development, lending and operations increased salary expense. Also contributing to this increase was staff hired in anticipation of the opening of the Canton, Connecticut branch. Year to date occupancy and equipment expenses totaled $848,210, increasing $68,300 or 8.8% from the previous year. Costs related to property maintenance and repair projects throughout the Company have increased this expense. Additionally, overall higher fuel costs coupled with first quarter weather and higher levels of depreciation expense due to new equipment purchases contributed to the increase. Expenses for legal, director fees, postage and supplies continue to remain close to their 2004 levels. Advertising costs totaled $357,546 for the first nine months of 2005. These costs have increased by $107,615 or 43.1% due to branding studies, product promotion and new market awareness. Commissions and fees expenses increased by $39,565 as a result of costs incurred for benefits and balance sheet consulting.

Other noninterest expenses totaled $1,302,068 which was an increase of $232,691, or 21.8% from the first nine months of 2004. Costs for officer recruitment, outsourcing of the Company's internal audit function, computer software, contributions, executive relocation expenses and insurance fees comprised this increase. These increases generally relate to the Company's growth in various areas over the last year as well as to the regulatory environment.

Income Taxes

The provision for income taxes for the first nine months of 2005 totaled $1,066,049, which was an increase of $43,937 from the first nine months of 2004. The increase in income tax expense is due to higher taxable income levels offset by a slightly lower tax rate. The effective tax rate for the first nine months of 2005 was 27% compared to 28% for the similar period in 2004.

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

As of September 30, 2005, the Company had $78,897,002 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At September 30, 2005, total shareholders' equity was $25,686,640 compared to $24,545,673 at December 31, 2004. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of September 30, 2005:

                                              Minimum
                                           Regulatory
                                       Capital Levels   The Company    The Bank
                                       --------------   -----------    --------
TIER 1:
  Leverage capital ratio                           4%         7.87%       7.19%

  Risk-based capital ratio                         4%        13.51%      12.35%

  Total risk-based capital ratio                   8%        14.17%      13.01%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at September 30, 2005. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At September 30, 2005, the allowance for loan losses was equivalent to 515% of total non-performing assets as compared with 85% of total non-performing assets at December 31, 2004. This ratio was favorably impacted due to favorable disposition of nonperforming mortgages that were removed from nonaccrual during the first nine months of 2005. The ratio of the allowance for loan losses to total loans at September 30, 2005 was .69% as compared to .64% as of December 31, 2004. Despite reduced levels of non-performing loans, the increased provisions and allowance levels are appropriate in light of the increased focus on commercial lending and the growth of the portfolio and outlook for the economy and housing market.

Changes in the allowance for loan losses for the periods ended September 30, 2005 and 2004 are as shown below:

                                                Nine months ended September 30,
                                                     2005             2004
                                                 -----------      -----------

Balance at beginning of the year                 $ 1,389,947      $ 1,149,454
Provision for loan losses                            310,617          270,000
Loans charged off                                    (43,444)         (75,896)
Recoveries of loans previously charged off            34,433           58,978
                                                 -----------      -----------

Balance at end of period                         $ 1,691,553      $ 1,402,536
                                                 ===========      ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of September 30, 2005 and December 31, 2004.

                                           September 30, 2005  December 31, 2004
                                           ------------------  -----------------

Nonaccrual loans                               $  328,495         $1,634,999

Other real estate owned                                --                 --
                                               ----------         ----------

Total nonperforming assets                     $  328,495         $1,634,999
                                               ==========         ==========

Loans past due in excess of 90 days and
  accruing interest                            $    2,613         $       --
                                               ==========         ==========

Potential Problem Loans

As of September 30, 2005, there were no potential problem loans not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

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

At September 30, 2005, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.58 Executive Change in Control Agreement between Robert E.Teittinen and the Company and the Bank.

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

                                             FIRST LITCHFIELD FINANCIAL
                                             CORPORATION


Dated: November 14, 2005                     By:   /s/ Joseph J. Greco
                                                --------------------------------
                                                 Joseph J. Greco, President and
                                                 Chief Executive Officer


Dated: November 14, 2005                     By: /s/ Carroll A. Pereira
                                                --------------------------------
                                                 Carroll A. Pereira
                                                 Principal Accounting Officer