Form 10-K
period 2005-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2006-03-31
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                         Commission file number 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                 06-1241321
---------------------------------------  ---------------------------------------
   (State or Other Jurisdiction                    (I.R.S. Employer
    of Incorporation or Organization)               Identification No.)

   13 North Street, Litchfield, CT                       06759
---------------------------------------  ---------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

        Registrant's telephone number, including area code (860) 567-8752
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                        -------------------

---------------------------------------  ---------------------------------------

---------------------------------------  ---------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [_]     No  [X]

     Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [_]     No  [X]

     Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No   [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [_] No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter $47,642,443.

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. March 3, 2006 - 2,136,370

                       DOCUMENTS INCORPORATED BY REFERENCE

     PART III. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006.

                                                  TABLE OF CONTENTS
                                                  -----------------

PART I
------
         ITEM 1 -     BUSINESS                                                                       1
         ITEM 1A.     RISK FACTORS                                                                  10
         ITEM 1B.     UNRESOLVED STAFF COMMENTS                                                     12
         ITEM 2 -     PROPERTIES                                                                    12
         ITEM 3 -     LEGAL PROCEEDINGS                                                             13
         ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           13

PART II
-------

         ITEM 5 -     MARKET FOR REGISTRANT'S COMMON EQUITY,
                        RELATED STOCKHOLDER MATTERS AND ISSUER
                        PURCHASES OF EQUITY SECURITIES                                              14
         ITEM 6 -     SELECTED FINANCIAL DATA                                                       16
         ITEM 7 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS                                                       18
         ITEM 7A -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    29
         ITEM 8 -     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   31
         ITEM 9 -     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE                                                        32
         ITEM 9A -    CONTROLS AND PROCEDURES                                                       32
         ITEM 9B -    OTHER INFORMATION

PART III
--------

         ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                            32
         ITEM 11 -    EXECUTIVE COMPENSATION                                                        32
         ITEM 12 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                        RELATED STOCKHOLDER MATTERS                                                 32
         ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                32
         ITEM 14 -    PRINCIPAL ACCOUNTING FEES AND SERVICES                                        33

PART IV
-------

         ITEM 15 -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                       33

SIGNATURES                                                                                          38
----------

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

The Bank's primary lending area generally includes towns located in Litchfield and Hartford counties.

The Bank's Trust Department provides a wide range of personal and corporate trust and trust-related services, including serving as executor of estates, as trustee under testamentary and intervivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, and as escrow agent under various agreements.

The Bank introduces new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet (The Bank also offers PC banking and bill paying via the Internet at its Website. The Bank also offers a cash management product; e-Business Advantage, which is geared toward small businesses, municipal and nonprofit customers and provides 24-hour online account management including real-time account monitoring, managing cash flow, collecting and making payments electronically, as well as transferring idle cash.

Competition

In Connecticut generally, and in the Bank's primary service area specifically, there is intense competition in the commercial banking industry. The Bank's market area consists principally of towns located in Litchfield County and
Hartford County, although the Bank also competes with other financial institutions in surrounding counties in Connecticut in obtaining deposits and providing many types of financial services. The Bank competes with larger regional banks for the business of companies located in the Bank's market area. The Bank also competes with savings and loan associations, credit unions, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Bank. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

Changes in federal and state law have resulted in, and are expected to continue to result in, increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Bank operates, although it is not possible to predict the extent or timing of such increased competition. [See Risk Factors]

Lending Activities

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

Loan Portfolio
--------------

The Bank's loan portfolio at December 31, 2005 - 2001 was comprised of the following categories:

                                      (Dollar Amounts in Thousands)
                                               December 31,
                            ------------------------------------------------
                              2005      2004      2003      2002      2001
                            --------  --------  --------  --------  --------
Commercial                  $ 21,151  $ 17,911  $ 20,754  $ 10,531  $  7,153

Real Estate
              Construction    28,549    11,597     9,228     9,994     5,348
              Residential    145,927   148,662   126,317   123,393   123,684
              Commercial      42,145    33,655    27,022    30,536    26,791

Installment                    4,334     6,315     8,057    14,272    22,391

Others                            47        80        86        51       367
                            --------  --------  --------  --------  --------
              Total Loans   $242,153  $218,220  $191,464  $188,777  $185,734
                            ========  ========  ========  ========  ========

The following table reflects the maturity and sensitivities of the Bank's loan portfolio at December 31, 2005.

                                      (Dollar Amounts in Thousands)
                                         After one
                           One Year    year through    Due after       Total
                            or less     five years    five years       loans
                         ------------  ------------  ------------  ------------
Commercial               $     15,523  $      3,761  $      1,867  $     21,151

Real Estate
         Construction             417         5,068        23,064        28,549
         Residential           37,208        19,044        89,675       145,927
         Commercial             2,254        11,495        28,396        42,145

Installment                     1,016         1,921         1,397         4,334

Others                             --            --            47            47
                         ------------  ------------  ------------  ------------

         Total Loans     $     56,418  $     41,289  $    144,446  $    242,153
                         ============  ============  ============  ============

At December 31, 2005,  loans  maturing  after one year  included  approximately:
$114,707,000 in fixed rate loans; and $71,028,000 in variable rate loans.

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

At December 31, 2005 the carrying value of the Bank's investment portfolio was $182,949,393 or 39% of total assets. There were no Federal Funds Sold as of December 31, 2005.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2005 and 2004.

                                    (Dollar Amounts in Thousands)
                                     2005                   2004
                            ---------------------   ---------------------
                            Amortized     Fair      Amortized     Fair
                              Cost        Value       Cost        Value
                            ---------   ---------   ---------   ---------

Available-for-sale          $ 187,128   $ 182,900   $ 175,646   $ 173,794
Held-to-maturity                   49          48          71          70
                            ---------   ---------   ---------   ---------
                            $ 187,177   $ 182,948   $ 175,717   $ 173,864
                            =========   =========   =========   =========

The following tables present the maturity distribution of investment securities at December 31, 2005, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security.

Held-to-maturity
                                                              (Dollar Amounts in Thousands)

                                              Over One     Over Five                                               Weighted
                                One Year      Through       Through      Over Ten          No                       Average
                                 Or Less     Five Years    Ten Years       Years        Maturity       Total         Yield
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------
Mortgage-Backed Securities     $        9    $       39    $        1            --            --    $       49          6.98%
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

Weighted Average Yield               7.07%         6.99%         5.84%           --            --          6.98%           --
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

Available-for-sale (1)



U.S. Agencies and
   Corporations                $    3,294    $   22,967    $   29,987    $    6,000            --    $   62,248          4.25%
State and Municipal & Other            --           202         2,436        38,005         2,000        42,643          5.93%
Mortgage-Backed Securities         20,055        56,121         6,061            --            --        82,237          4.51%
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total                          $   23,349    $   79,290    $   38,484    $   44,005         2,000    $  187,128          4.75%
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

Weighted Average Yield               4.07%         4.36%         4.65%         5.93%         4.00%         4.75%           --
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

Total Portfolio                $   23,358    $   79,329    $   38,485    $   44,005         2,000    $  187,177          4.75%
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

Total Weighted Average Yield         4.07%         4.36%         4.65%         5.93%         4.00%         4.75%           --
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

(1) Dollars shown at amortized cost amounts.

Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2005, 2004 and 2003.

                                           2005                   2004                   2003
                                   --------------------    -------------------   -------------------
                                   Average      Average    Average     Average    Average    Average
                                   Balance       Rate      Balance       Rate     Balance     Rate
                                   -----------------------------------------------------------------

Non-interest bearing
   demand deposits                 $ 61,375         --    $ 54,333         --    $ 46,200         --

Money market deposits                88,285       1.14%    106,266       1.17%     92,691       1.40%

Savings deposits                     55,167        .21%     56,174        .27%     50,750        .67%

Time deposits                        84,771       2.73%     89,530       2.51%     99,491       3.06%
                                   -----------------------------------------------------------------

                  Total deposits   $289,598       1.18%   $306,303       1.19%   $289,132       1.62%
                                   =================================================================

Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2005 are scheduled to mature as follows:

                          (Dollar Amounts in Thousands)
                          -----------------------------
                Three months or less                $    5,913

                Over three, through six months           7,492

                Over six, through twelve months          5,691

                Over twelve months                       8,038
                                                      --------

                Total                               $   27,134
                                                    ==========

Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past three years:

                                                        Years ended December 31,
                                                        ------------------------
                                                        2005     2004      2003
                                                        ----     ----      ----
Return on average total
assets (net income divided by average total assets)       .91%     .93%     .80%

Return on average shareholders' equity (net
income divided by average shareholders' equity)         15.94    17.33    13.02

Equity to assets (average shareholders' equity as a
percent of average total assets)                         5.74     5.34     6.18

Dividend payout ratio                                   29.21    25.10    27.63

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

                                                (Dollar Amounts in Thousands)
                                                   As of December 31, 2005
                                                       Repriced Within
                                     ---------------------------------------------------
                                      Under 3       4 to 12       1 to 5       Over 5
                                       Months        Months        Years         Years
                                     ---------     ---------     ---------     ---------
Securities available-for-sale        $   5,154     $  22,105     $  82,305     $  77,564
Securities held-to-maturity                  2            33            14            --
Loan Portfolio                          64,080        21,358        71,505        85,210
Other                                       --            --            --         4,477
                                     ---------     ---------     ---------     ---------

Total interest earning assets           69,236        43,496       153,824       167,251

Interest-bearing liabilities
  Money Market                          15,879            --        63,363            --
   Savings                               2,425         7,275        38,802            --
   Time                                 15,533        43,421        24,265            --
                                     ---------     ---------     ---------     ---------
Total interest-bearing deposits         33,837        50,696       126,430            --

Borrowed funds                          38,627        41,474        66,200        10,000
                                     ---------     ---------     ---------     ---------
Total interest-bearing liabilities      72,464        92,170       192,630        10,000

Periodic gap                         $  (3,228)    $ (48,674)    $ (38,806)    $ 157,251
                                     =========     =========     =========     =========

Cumulative gap                       $  (3,228)    $ (51,902)    $ (90,708)    $  66,543
                                     =========     =========     =========     =========

Cumulative gap as a percentage of
   total earning assets                   (.74)%      (11.96)%      (20.91)%       15.34%
                                     =========     =========     =========     =========


Supervision and Regulation

The Bank is chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation ("FDIC").

The Company is a bank holding company within the meaning of the Bank Holding Company Act ("BHC Act"), is registered as such with and is subject to the supervision of, and the Bank Holding Company laws, of the Federal Reserve Board ("FRB"). The Company, as a bank holding company, is also subject to the Connecticut Bank Holding Company laws. Certain legislation and regulations affecting the business of the Company and the Bank are discussed below.

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

Capital Standards

The FRB, OCC and other federal banking agencies have adopted risk-based minimum capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off- balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

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

The following table presents the capital ratios for the Company and the Bank as of December 31, 2005:

                                                                     Minimum
                                    The Company's     The Bank's    Regulatory
                                        Ratio           Ratio      Capital Level
                                        -----           -----      -------------
RISK-BASED CAPITAL RATIO:

           Total Capital                14.12%          13.00%          8%
           Tier 1 Capital               13.45%          12.33%          4%

TIER 1 LEVERAGE CAPITAL RATIO:           7.80%           7.14%          4%

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

Safety and Soundness Standards

The federal banking agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality and earnings; (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss, and (9) information security standards. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency.

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

FDIC Insurance

The Bank's deposits are insured through the Bank Insurance Fund of the FDIC up to a maximum of $100,000 per separately insured depositor. Effective April 1, 2006, the federal deposit insurance limits on certain retirement accounts will increase so that such retirement accounts will be separately insured by the FDIC up to $250,000.

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

As a general rule, the individual entities within a financial holding company structure are regulated according to the type of services provided which is referred to as functional regulation. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries will have to interact with several regulatory agencies (e.g., appropriate banking agency, Securities and Exchange Commission ("SEC"), state insurance commissioner). A financial holding company that is itself an insurance provider is subject to FRB oversight, as well as to regulation by the appropriate state insurance commissioner. Broker/dealer and insurance firms electing to become financial holding companies are subject to FRB regulation.

The impact that Gramm-Leach-Bliley Act is likely to have on the Bank and the Company remains difficult to predict. To date the impact has been minimal. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services. The Company has no current plans to operate within a financial holding company structure.


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

The Sarbanes-Oxley Act also prohibits insider transactions in the Company's stock during a lock out period of Company's pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Company's auditor. These reports would have been initially required for the Company's year ending December 31, 2005. On March 2, 2005, the Commission extended the original Section 404 compliance dates for all issuers in February 2004 (see Release No. 33-8392). Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer) and a foreign private issuer filing its annual reports on Form 20-F or 40-F, must begin to comply with the internal control over financial reporting requirements for its first fiscal year beginning on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005, compliance date for non-accelerated filers and foreign private issuers. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the company. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

The USA Patriot Act

The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. On March 10, 2006, the President signed legislation making permanent certain provisions of the Patriot Act.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLA"). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts. The Bank has implemented policies and procedures to address the requirements of the USA Patriot Act.

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

Employees

The Company, the Bank and its subsidiaries employ 96 full-time employees and 9 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

Forward Looking Statements

This Form 10-K and future filings made by the Company with the SEC, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for increased revenues and earnings for the Company and

Bank through growth resulting from acquisitions, attraction of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Such developments could have an adverse impact on the Company's financial position and results of operation. See Item 1A. Risk Factors for additional information.

Availability of Financial Information

The Company files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains quarterly and annual reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company's website address is: www.fnbl.com.

ITEM 1A.  RISK FACTORS

     In addition to the other information contained in this report, the following risks may affect the Bank. If any of these risks occurs, the Company's business, financial condition or operating results could be adversely affected.

     Changes  in  economic   conditions  could  materially  hurt  the  Company's
business.

     The business of the Company is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company's control. The Company is particularly affected by economic conditions in the state of Connecticut. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows:

     o    problem assets and foreclosures may increase;

     o    demand for the Bank's products and services may decline;

     o    low cost or non-interest bearing deposits may decrease; and,

     o collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with the Bank's existing loans.

     In view of the geographic concentration of the Bank's operations and the collateral securing the Bank's loan portfolio in Litchfield and Hartford Counties, Connecticut, the Bank may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows.

     The Bank is dependent on key personnel.

     Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the Connecticut, community banking industry. The Bank's success depends to a significant degree upon the Bank's ability to attract and retain qualified management, and personnel and upon the continued contributions of the Bank's management and personnel. In particular, the Bank's success has been and continues to be highly dependent upon the abilities of the Bank's management team members, which has expertise in community banking and experience in the markets served by the Bank. The loss of the services of the Bank's senior executive management team members or other key executives could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows.

     The Bank's business is subject to interest rate risk and variations in interest rates may negatively affect the Bank's financial performance.

     A substantial portion of the Bank's income is derived from the differential or "spread" between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Because of the differences in the maturities and repricing characteristics of the Bank's interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank's interest rate spread and, in turn, the Bank's profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Falling interest rate environments may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress the Bank's loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. As short-term rates continue to rise, retention of existing deposit customers and the attraction of new deposit customers may require the Bank to increase rates it pays on deposit accounts. Changes in levels of market interest rates could materially and adversely affect the Bank's net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

     Certain types of loans in the Bank's portfolio have a higher degree of risk and a downturn in the Bank's real estate markets could hurt the Bank's business.

     A downturn in the Bank's real estate markets could hurt the Bank's business because most of the Bank's loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing the Bank's loans could be reduced. The Bank's ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Bank would be more likely to suffer losses on defaulted loans. A majority of the Bank's loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of the Bank's real estate collateral is located in Connecticut. If there is a significant decline in real estate values, especially in Connecticut, the collateral for the Bank's loans will provide less security. Any such downturn could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows.

     The ability to attract deposits may limit growth.

     The Bank's ability to increase the Bank's assets depends in large part on the Bank's ability to attract additional deposits at favorable rates. The Bank anticipates seeking additional deposits by offering deposit products that are competitive with those offered by other financial institutions in the Bank's markets and by establishing personal relationships with the Bank's customers. A bank's ability to attract additional deposits at competitive rates could have a material effect on a bank's business, financial condition, results of operations and cash flows.

     In the business of banking, the allowance for loan losses is an estimate and may not be adequate to cover all future actual losses.

     A source of risk arises from the possibility that losses could be incurred because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Bank's ability to predict, influence or control.

     Like all banking institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses reflects the Bank's estimate of the probable losses in the Bank's loan portfolio at the relevant balance sheet date. The Bank's allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Bank's control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review the Bank's loans and allowance for loan losses.

     Banks rely on certain third-party service providers.

     The Bank relies on certain third-party service providers for much of the Bank's communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in the Bank's customer relationship management, general ledger, deposit, servicing and/or loan origination systems. The Bank cannot be certain that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. The occurrence of any failures or interruptions could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows. If any of the Bank's third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in the Bank's relationships with them, the Bank may be required to locate alternative sources of such services, and the Bank cannot be certain that the Bank could negotiate terms that are as favorable to the Bank, or could obtain services with similar functionality as found in the Bank's existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows.

     The Bank faces strong competition from financial service companies and other companies that offer banking services.

     The Bank conducts the Bank's banking operations in Connecticut. Increased competition in the Bank's markets may result in reduced loans and deposits. Ultimately, the Bank may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that the Bank offers in its service areas. These competitors include national banks, regional banks and other community banks. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits, which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. The Bank also faces competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in the Bank's market areas. If the Bank is unable to attract and retain banking customers, it may be unable to continue the Bank's loan and deposit growth and the Bank's business, financial condition, results of operations and cash flows may be adversely affected.

     Changes in accounting standards could materially impact the Company's financial statements.

     From time to time the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of financial statements.

     The Bank is subject to extensive government regulation.

     The Bank's operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Bank's operations. Such laws, rules and regulations are subject to change. The Bank cannot be certain that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, or otherwise adversely affect the Bank's business, financial condition, results of operations or cash flows.

     The Bank is exposed to potential risk of environmental liabilities with respect to properties to which it takes title.

     In the course of the Bank's business, the Bank may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.

     New litigation or changes in current litigation could adversely affect the Company's financial condition or results of operation.

     Although there is a currently no material litigation to which the Company is the subject, other than that disclosed in Item 3 herein, future litigation that arises during the normal course of business could be material and have a negative impact on the Company's earnings. Future litigation or changes in current litigation could also adversely impact the reputation of the Company in the communities that it serves.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable as the registrant is not an accelerated filer or large accelerated filer.

ITEM 2.   PROPERTIES

The Company is not the owner or lessee of any properties. The properties described below are properties owned or leased by the Bank.

The Bank's main office is located at 13 North Street, Litchfield, Connecticut. In addition to the Bank's main office in Litchfield, the Bank has branches in Marble Dale, Washington Depot, Goshen, Roxbury and Torrington, Connecticut. In February 2006, the Bank opened a branch in Canton, Connecticut.

During the year ended December 31, 2005, the net rental expenses paid by the Bank for all of its office properties were approximately $153,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank.


                                                          Owned                  Lease
Location                       Address                    Leased               Expiration
--------                       -------                    ------               ----------
Main Office            13 North Street               Owned since 1816       Owned since 1816
                       Litchfield, CT

Marble Dale            Route 202                     Leased                 Leased
                       Marble Dale, CT

Washington Depot       Bryan Plaza                   Owned since 1959       Owned since 1959
                       Washington Depot, CT

Goshen                 Routes 4 & 63                 Owned since 1989       Owned since 1989
                       Goshen, CT

Roxbury                Route 67                      Leased                 Leased
                       Roxbury, CT

Torrington             990 Torringford Street        Leased                 Leased
                       Torrington, CT

Canton                 188 Albany Turnpike           Owned since 2005       Owned since 2005
                       Canton, CT

Trust Department       40 West Street                Owned since 1996       Owned since 1996
                       Old Borough Firehouse
                       Litchfield, CT

Accounting             15 Meadow Street              Leased                 Leased
Department             Litchfield, CT

Torrington, North      397 Main Street               Leased                 Leased
                       Torrington, CT

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL. As of March 3, 2006, there were 2,136,370 shares issued and outstanding, which were held by approximately 442 shareholders.

The  following  information,   provided  by  Oppenheimer  and  Co.,  sets  forth
transactions in the Company's Common Stock of each quarter of the two most recently completed fiscal years:

2004                              High/Low
                              ---------------
First Quarter..............   $25.00  $ 20.40
Second Quarter.............    25.00    22.25
Third Quarter..............    27.50    22.15
Fourth Quarter.............    32.00    27.10

2005                              High/Low
                              ---------------
First Quarter..............   $32.38  $ 27.62
Second Quarter.............    29.52    26.91
Third Quarter..............    28.48    23.45
Fourth Quarter.............    28.50    23.45

In December 2004, the Company's Board of Directors approved a 120,000 share Common Stock buyback program. In December 2005, the buyback program expired. No shares of outstanding Common stock were redeemed in connection with this program.

Dividends

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 2003, 2004 and 2005, the Company declared cash dividends of 42 cents per share, 50 cents per share and 57 cents per share, respectively. During 2003, 2004 and 2005 the Company declared stock dividends of 5.00%.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 2005, approximately $8,022,000, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

Recent Sales of Unregistered Securities

In the past three years, there have been no sales of unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2005:

                                            Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------
            Plan Category                  Number of      Weighted average exercise price Number of securities remaining
                                        securities to be      of outstanding options,      available for future issuance
                                          issued upon                warrants
                                          exercise of               and rights
                                          outstanding
                                           options,
                                           warrants
                                          and rights
------------------------------------------------------------------------------------------------------------------------
                                              (a)                      (b)                             (c)
------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans approved         28,965                    $10.74                           N/A
           by shareholders
------------------------------------------------------------------------------------------------------------------------
    Equity compensation plans not             N/A                      N/A                             N/A
      approved by shareholders
------------------------------------------------------------------------------------------------------------------------
                Total                       28,965                    $10.74                           N/A
------------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Form 10-K. The selected balance sheet data as of December 31, 2005 and 2004, and the selected income statement data for the years ended December 31, 2005, 2004 and 2003, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K. The balance sheet data as of December 31, 2003, 2002 and 2001, and income statement data for the years ended December 31, 2002, and 2001, are derived from audited consolidated financial statements of the Company not included herein.

                                                          At or For the Year Ended December 31,

                                          2005            2004            2003            2002            2001
                                      ------------    ------------    ------------    ------------    ------------
Income Statement Data
Interest Income                       $ 21,665,441    $ 19,809,236    $ 16,609,791    $ 16,565,818    $ 17,134,418
Interest Expense                         7,594,052       6,216,042       5,788,062       7,056,830       8,342,466
Net Interest Income                     14,071,389      13,593,194      10,821,729       9,508,988       8,791,952
Other Income                             2,899,313       2,432,094       2,643,623       2,406,363       2,242,073
Noninterest Expense                     11,081,440      10,228,091       9,497,832       8,825,163       8,193,263
Income Before Income Taxes               5,547,234       5,437,197       3,667,520       2,825,188       2,600,762
Income Taxes                             1,511,343       1,520,962         881,096         629,450         705,520
Net Income                               4,035,891       3,916,235       2,786,424       2,195,709       1,895,242

Balance Sheet Data
Total Loans and Loans Held for Sale    242,152,589     218,220,157     191,463,609     189,161,657     185,733,980
Allowance for Loan Losses                1,759,611       1,389,947       1,149,454       1,011,052         957,731
Total Investment Securities            182,949,393     173,864,701     171,164,956      78,744,846      62,169,012
Total Assets                           467,560,946     424,304,747     393,771,197     306,803,031     270,475,563
Total Deposits                         277,870,361     300,847,379     303,556,487     268,681,943     238,573,826
Total Borrowings                       157,301,172      96,620,588      66,211,000      15,000,000      12,000,000
Total Liabilities                      441,591,209     399,759,074     371,488,266     285,803,815     252,200,381
Shareholders' Equity                    25,969,737      24,545,673      22,282,931      20,999,216      18,275,182


Selected Ratios and
Per Share Data

Return on Average Assets                       .91%            .93%            .80%            .73%            .73%
Return on Average Equity                     15.94%          17.33%          13.02%          11.29%          10.62%
Basic Net Income Per Share (1)        $       1.89    $       1.85    $       1.34    $       1.08    $        .93
Diluted Net Income Per Share (1)              1.87            1.82            1.31            1.05             .91
Price Per Share (1)                          27.25           30.00           20.65           15.13           13.78
Book Value Per Share (1)                     12.16           12.12           11.75           11.82           10.94
Dividends Declared:
    Cash (1)                          $        .57    $        .50    $        .42    $        .40    $        .40
    Stock                                     5.00%           5.00%           5.00%           5.00%           5.00%
Cash Dividend Yield                           2.09%           1.67%           2.03%           2.64%           2.90%

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

        SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

Selected quarterly data for 2005 and 2004 follows:

                                      First      Second        Third       Fourth
                                     Quarter     Quarter      Quarter      Quarter
                                   ----------   ----------   ----------   ----------
2005:
-----

Interest Income                    $5,165,041   $5,279,598   $5,468,170   $5,852,632
Interest Expense                    1,548,734    1,788,805    1,938,663    2,316,850
Net Interest Income                 3,616,307    3,490,793    3,529,507    3,434,782
Other Income                          613,803      597,928      755,696      931,886
Noninterest Expense                 2,664,142    2,778,656    2,912,877    2,725,765
Income Before Income Taxes          1,465,345    1,209,442    1,262,955    1,609,492
Income Taxes                          407,710      323,685      334,654      445,294
Net Income                          1,057,635      885,757      928,301    1,164,198


Basic Net Income Per Share (1)     $      .50   $      .42   $      .43   $      .54
Diluted Net Income Per Share (1)   $      .49   $      .41   $      .43   $      .54


2004:
-----

Interest Income                    $4,624,490   $4,868,938   $5,086,128   $5,229,680
Interest Expense                    1,600,917    1,589,490    1,502,853    1,522,782
Net Interest Income                 3,023,573    3,279,448    3,583,275    3,706,898
Other Income                          569,666      634,458      510,600      717,370
Noninterest Expense                 2,627,443    2,486,437    2,514,088    2,600,123
Income Before Income Taxes            875,796    1,337,469    1,489,787    1,734,145
Income Taxes                          222,742      374,626      424,725      498,869
Net Income                            653,055      962,843    1,065,042    1,235,295


Basic Net Income Per Share (1)     $      .31   $      .46   $      .50   $      .58

Diluted Net Income Per Share (1)   $      .30   $      .45   $      .50   $      .57


(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion of financial condition of the Company on a consolidated basis for the two years ended December 31, 2005 and 2004 and results of operations of the Company on a consolidated basis for the three years ended December 31, 2005, 2004 and 2003. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

Total assets as of December 31, 2005 were $467,560,946, an increase of $43,256,199 or 10.2% from year-end 2004 total assets of $424,304,747.

The securities portfolio totaled $182,949,393 as of December 31, 2005, an increase of 5.2% from the December 31, 2004 balance of $173,864,701. In 2005, securities purchases totaled $47,692,069, comprised mainly of State and Municipal securities. Proceeds received from sales, maturities and principal amortizations of securities during the year offset much of the growth in the portfolio. As in 2004, Management's strategy is to focus the earning asset growth towards loans rather than investments.

The net loan portfolio as of December 31, 2005 totaled $240,681,739. The net portfolio increased by 10.9% or $23,652,988, from the December 31, 2004 balance of $217,028,751. Loan growth during 2005 was realized in the commercial and construction mortgage portfolios, as well as in commercial loans. The commercial mortgage portfolio totaled $42,144,448 as of December 31, 2005, increasing by $8,489,345 or 25.2% during 2005. Growth in commercial mortgages is due to the Bank's ability to offer creative financing solutions to credit worthy commercial customers, in the Bank's current and contiguous markets. These solutions are competitively priced with an expedient loan approval process. Residential mortgages totaled $145,927,290 as of December 31, 2005, which was a decrease of $2,734,524 or 1.8% from the December 31, 2004 balance of $148,661,814. This decrease is due to the sale of $17 million in residential mortgage loans during the fourth quarter of 2005. This sale was utilized to reposition the earning assets of the Company for yield and market opportunities and to mitigate interest rate risk. Construction mortgages totaled $28,549,180 as of December 31, 2005. These loans increased by $16,952,208 or 146.2% from the year-end 2004 balance of $11,596,972. The popularity of the convertible construction to permanent mortgage product as well as the Bank's reputation in this market, continue to be the reason for this increase. As of December 31, 2005, the installment loan portfolio totaled $4,334,274, decreasing by 31.4% from the year-end 2004 balance of $6,315,197. This decrease is due primarily to management's decision to discontinue the indirect dealer financing portfolio as well as to consumer alternatives for traditional consumer lending, particularly for vehicle financing. Finally, commercial loans totaled $21,150,306 which was a 18.1% increase from the previous year-end balance of $17,910,953. The increase is reflective of Management's focus on sales development and commercial calling initiatives for commercial loan expansion into contiguous markets.

Federal Home Loan Bank stock totaled $4,201,200, which was an increase of $1,018,300 or 32.0% over the December 31, 2004 balance. This increase is due to capital structure changes implemented during 2004 by the Federal Home Loan Bank of Boston, (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products.

Cash and cash equivalents totaled $18,711,537, as of December 31, 2005, which was an increase of $6,488,824 compared to the balance of $12,222,713 as of December 31, 2004. Large dollar items included in the cash letter activity of December 31, 2005 is the cause of this increase. As of December 31, 2005 and 2004, there were no investments in Federal Funds Sold.

Net premises and equipment totaled $4,247,328 as of December 31, 2005, increasing by $1,477,501 or 53.3% from the year-end 2004 balance of $2,769,827. The majority of this increase pertains to purchases of premises and equipment related to the Bank's new branch in Canton, Connecticut. During 2005, depreciation and amortization of bank premises and equipment totaled $401,740 and purchases totaled $1,881,108.

Deferred tax assets totaled $1,812,116 as of December 31, 2005, which is an increase of $904,093 over the December 31, 2004 balance of $908,023. This increase is attributed to deferred taxes associated with the unrealized losses on available for sale securities.

Total liabilities were $441,591,209 as of December 31, 2005, an increase of $41,832,135, or 10.5% from the December 31, 2004 balance of $399,759,074.

Deposits as of December 31, 2005 were $277,870,361, decreasing 7.6% from the December 31, 2004 balance of $300,847,379. Demand deposits totaled $66,907,502 as of December 31, 2005 which was an increase of 14.6% or $8,497,817 from the year-end 2004 balance. The growth in demand deposits is from increases in commercial deposits both as a result of the overall growth in commercial business and due to the popularity of the Bank's cash management product. Savings deposits totaled $48,502,205, which was a decrease of $9,431,994 or 16.3% from the December 31, 2004 balance. Money market deposits totaled $79,241,996, which was a decrease of $19,343,773 or 19.6% from the December 31, 2004 balance of $98,585,769. Both the decrease in savings and money market deposits is attributed to customer shifts from traditional deposits into promotionally priced deposits and nonbank products due to the low interest rate environment. Additionally, approximately $9 million of the decrease in money market deposits is a result of cash management customers utilizing the overnight investment product, as these balances are reflected as repurchase agreements with customers. Similarly, time certificates of deposit have decreased by 3.1% or $2,699,068 since year-end 2004. While withdrawals by more rate sensitive consumers continued to erode these deposits, through fourth quarter product specials, the Bank has retained the majority of maturing certificates of deposit.

As of December 31, 2005, Federal Home Loan Bank (FHLBB), advances totaled $73,616,000 as compared to $29,500,000 as of December 31, 2004. At December 31, 2005, borrowings under repurchase agreements totaled $76,674,172, an increase of $16,564,584 from year-end 2004. The increase in these borrowings was used to fund the growth in earning assets which totaled over $34 million for 2005, as well as to offset the decline in deposits. As mentioned above, included in repurchase agreements is $9,974,172 representing balances in the overnight investment product offered to the Bank's cash management customers.


RESULTS OF OPERATIONS  -  2005 COMPARED TO 2004

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year totaled $4,035,891 or $1.87 and $1.89 diluted and basic earnings per share, respectively. Earnings increased 3.1% or $119,656 from 2004 earnings of $3,916,235 or $1.82 and $1.85 diluted and basic earnings per share. The Company's return on average shareholders' equity totaled 16% for 2005 versus 17% for 2004.

The increased profitability resulted from growth in both net interest income and noninterest income, along with a continued commitment to manage noninterest expense.


Net Interest Income

Net interest income for the year of 2005 totaled $14,071,389, an increase of 3.5% or $478,195, from 2004. See "Rate/Volume Analysis" on p. 20 for a description of the various factors that impacted net interest income. Average earning assets, which represent the Company's balance in loans, investment securities and Federal funds sold, totaled $412 million for 2005, an increase of $16 million from 2004 average earning assets of $396 million. This growth was realized in the commercial lending and mortgage portfolios and was funded primarily from increases in borrowed funds and demand deposits, and cash flows resulting from maturities and principal payments in the investment portfolio. As shown below, the 2005 net interest margin remained at the 2004 level of 3.52%. Although the net interest spread decreased from the 2004 level of 3.29% to 3.21% primarily due to increased funding costs, demand deposit growth during 2005 maintained the margin.

                                                    2005                2004
                                               ------------        ------------
Interest and dividend income                   $ 21,665,441          19,809,236
Tax-equivalent adjustment                           428,367             348,445
Interest expense                                 (7,594,052)         (6,216,042)
                                               ------------        ------------
Net interest income                            $ 14,499,756          13,941,639
                                               ============        ============


The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2005 and 2004. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(In thousands)

                                                        2005                                    2004
                                      --------------------------------------   --------------------------------------
                                                          Interest               Interest
                                         Average          Earned/     Yield/      Average          Earned/     Yield/
                                         Balance           Paid        Rate       Balance           Paid        Rate
                                      -------------    -------------  ------   -------------    -------------  ------
ASSETS
Interest Earning Assets:
Loans receivable                      $ 237,399,000    $  14,449,159   6.09%   $ 202,339,000    $  11,773,081   5.82%
Securities                              173,223,000        7,625,982   4.40      192,160,000        8,369,793   4.36
Federal funds sold                        1,292,000           18,667   1.44        1,317,000           14,807   1.12
                                      -------------    -------------           -------------    -------------
Total interest earning assets           411,914,000       22,093,808   5.36      395,816,000       20,157,681   5.09

Allowance for loan losses                (1,574,000)                              (1,288,000)
Cash & due from banks                    14,860,000                               13,119,000
Premises and equipment                    3,593,000                                2,823,000
Net unrealized (loss) on securities      (2,891,000)                              (1,936,000)
Foreclosed real estate                           --                                   69,000
Other assets                             15,399,000                               14,208,000
                                      -------------                            -------------

Total Average Assets                  $ 441,301,000                            $ 422,811,000
                                      =============                            =============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                      $  55,167,000    $     115,448   0.21%   $  56,174,000    $     149,026   0.27%
Money market deposits                    88,285,000        1,002,312   1.14      106,266,000        1,240,755   1.17
Time deposits                            84,771,000        2,312,234   2.73       89,530,000        2,247,604   2.51
Borrowed funds                          124,558,000        4,164,058   3.34       92,566,000        2,578,657   2.79
                                      -------------    -------------           -------------    -------------
Total interest bearing liabilities      352,781,000        7,594,052   2.15      344,536,000        6,216,042   1.80
Demand deposits                          61,375,000                               54,333,000
Other liabilities                         1,819,000                                1,343,000
Shareholders' Equity                     25,326,000                               22,599,000
                                      -------------                            -------------

Total Liabilities and Equity          $ 441,301,000                            $ 422,811,000
                                      =============                            =============

Net interest income                                    $  14,499,756                            $  13,941,639
                                                       =============                            =============
Net interest spread                                                    3.21%                                    3.29%
                                                                       ====                                     ====
Net interest margin                                                    3.52%                                    3.52%
                                                                       ====                                     ====

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2005 when compared to the year ended December 31, 2004 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

Tax equivalent net interest income for 2005 increased $558,117 or 4.0% over 2004. Interest income on average earning assets for 2005 totaled $22,093,808 which was an increase of 9.6% or $1,936,127 from 2004 interest income of $20,157,681. Interest expense totaled $7,594,052 for 2005 which was an increase of $1,378,010 from 2004. As shown in the Rate/Volume Analysis below, the increase in net interest income primarily relates to interest income on loans which increased by $2,676,078, reflecting increased volume in the loan portfolio which, on average, was $35.1 million higher than 2004. The related costs for funding the higher level of earning assets totaled $651,527, resulting in a $629,555 net increase from volume considerations.

The 2005 net interest margin (net interest income divided by average earning assets) remained at the previous year's level of 3.52%. The 2005 yield on earning assets was 5.36%, which was an increase of 27 basis points from the 2004 yield of 5.09%. Increases in short-term rates during 2005 as well as the more profitable mix of earning assets, from investments to loans, contributed to the increase in yield. Specifically during 2005, the composition of average earning assets was 58% loan and 42% investments, whereas, during 2004 this composition was 51% loans and 49% investments. Funding costs for 2005 were 2.15% which was an increase of 35 basis points. This increase is attributed to the increases in short term rates, market competition for time deposits, and most significantly the increased use of borrowed money to fund earning asset growth and offset the decreased balances in deposits.

                                                2005 Compared to 2004
                                                ---------------------
                                             Increase (Decrease) Due to
                                             --------------------------

                                        Volume         Rate           Total
                                     -----------    -----------    -----------
Interest earned on:
Loans Receivable                     $ 2,114,182    $   561,896    $ 2,676,078
Investment Securities                   (832,814)        89,003       (743,811)
Other Interest Income                       (286)         4,146          3,860
                                     -----------    -----------    -----------
Total interest earning assets          1,281,082        655,045      1,936,127
                                     -----------    -----------    -----------

Interest paid on:
Deposits                                (352,618)       145,227       (207,391)
Borrowed money                         1,004,145        581,256      1,585,401
                                     -----------    -----------    -----------
Total interest bearing liabilities       651,527        726,483      1,378,010
                                     -----------    -----------    -----------
Increase in net interest income      $   629,555    $   (71,438)   $   558,117
                                     ===========    ===========    ===========

The $558,117 increase in net interest income reflects increased income of $629,555 resulting from the net effect of increased volume of average interest earning assets and interest bearing liabilities. Increases in rates impacted funding costs to a greater extent and decreased net interest income by $71,438. The shift within the mix of earning assets from investments to loans increased the yield on earning assets and, along with increases in rates on earning assets during the year, substantially offset the increased funding costs.

Noninterest Income

Noninterest income for 2005 totaled $2,899,313, increasing $467,219, or 19.2% from 2004 noninterest income of $2,432,094. Fees from trust services totaled $975,805, increasing $88,537 or 10.0% from 2004 trust fee income of $887,268.
Increased accounts under management, and estate settlement fees were the major causes of the increase. Banking service charges and fees totaled $1,019,424 in 2005, which was an increase of $65,051 or 6.8% from 2004. Growth in these fees is due to increased overdraft fees, cash management fees and interchange fees from debit card usage.

During the fourth quarter of 2005, the Bank sold approximately $17 million of residential mortgages in the secondary market. This sale was completed for the purpose of increasing the yield on earning assets, addressing interest rate risk and taking advantage of market opportunities. The sale resulted in a gain totaling $82,858 which is included in other noninterest income for 2005. There were no similar transactions in 2004.

Sales of available for sale securities transacted for yield and price volatility maintenance purposes resulted in gains totaling $78,949 during 2005 compared to gains of $34,450 in 2004.

Finally, offsetting some of the increase in noninterest income was a decrease in gains on the sale of OREO of $45,138, as there were no such gains during 2005.

Noninterest Expenses

Noninterest expenses totaled $11,081,440 in 2005, an increase of 8.3% or $853,349 from 2004 noninterest expenses of $10,228,091. Increased market growth and improved product delivery resulted in higher costs for salaries, net occupancy and equipment expenses, advertising and computer services expense. Additionally costs pertaining to regulatory compliance contributed to increased costs for consulting and exam and audit fees.

Salary and benefits costs totaled $5,992,794, increasing $305,032 or 5.4% from 2004 costs of $5,687,762. This increase reflects Management's focus on market growth and customer service. Specifically, included in the increase is staffing for the new Canton branch, as well as new positions for sales development, mortgage origination and deposit operations. As of December 31, 2005, the number of employees on a full-time equivalent basis totaled 105 compared to 93 as of December 31, 2004.

Computer services costs totaled $900,381 for 2005 which was an increase of $50,802 or 6.0% from 2004. Increased costs for ancillary services such as internet banking, cash management, and other banking products contributed to this increase. Net occupancy and equipment costs totaled $1,135,354 which was an increase of $101,438 or 9.8% from 2004 costs. Increased depreciation expense on computer equipment is the primary cause of this increase. Additionally contributing to this increase were increased costs for building maintenance, property taxes and utilities expenses. Advertising fees increased by $142,045 or 46.6% over 2004 costs. This increase was due to resources spent on corporate visibility, branding and market research as well as direct mail campaigns and classified advertisements for staffing. Commission, services and fees expenses totaled $326,877, increasing $98,838 or 43.3% from 2004 due mostly to costs incurred for benefits and balance sheet consulting. Other noninterest expense totaled $1,664,323, which was an increase of $194,013 or 13.2% from 2004 costs. These increases resulted from costs incurred for officer recruitment, outsourcing of the Company's internal audit function, computer software, contributions, correspondent bank fees, executive relocation expenses and insurance expense. These increases generally relate to the Company's growth in various areas over the last year as well as to the regulatory environment.

While the Company's mission is to be the premier provider of financial services by providing personalized, value-added services to its target market, Management remains equally devoted to containing noninterest expenses through the efficient use of technology and cost reduction initiatives.

RESULTS OF OPERATIONS  -  2004 COMPARED TO 2003

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year totaled $3,916,235 or $1.82 and $1.85 diluted and basic earnings per share, respectively. Earnings increased 40.5% or $1,129,811 from 2003 earnings of $2,786,424 or $1.31 and $1.34 diluted and basic earnings per share. The Company's return on average shareholders' equity totaled 17% for 2004 versus 13% for 2003.
The increased profitability resulted from growth in net interest income along with a continued commitment to manage non-interest expense.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(In thousands)

                                                             2004                                    2003
                                           --------------------------------------   --------------------------------------
                                                               Interest               Interest
                                              Average          Earned/     Yield/      Average          Earned/     Yield/
                                              Balance           Paid        Rate       Balance           Paid        Rate
                                           -------------    -------------  ------   -------------    -------------  ------




ASSETS
Interest Earning Assets:
Loans receivable                           $ 202,339,000    $  11,773,081   5.82%   $ 184,913,000    $  10,967,053   5.93%
Securities                                   192,160,000        8,369,793   4.36      129,949,000        5,944,022   4.57
Federal funds sold                             1,317,000           14,807   1.12        6,072,000           67,978   1.12
                                           -------------    -------------           -------------    -------------
Total interest earning assets                395,816,000       20,157,681   5.09      320,934,000       16,979,053   5.29

Allowance for loan losses                     (1,288,000)                              (1,054,000)
Cash & due from banks                         13,119,000                               10,782,000
Premises and equipment                         2,823,000                                2,771,000
Net unrealized (loss) gain on securities      (1,936,000)                                 381,000
Foreclosed real estate                            69,000                                  300,000
Other assets                                  14,208,000                               12,458,000
                                           -------------                            -------------

Total Average Assets                       $ 422,811,000                            $ 346,572,000
                                           =============                            =============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                           $  56,174,000    $     149,026   0.27%   $  50,750,000    $     342,016    .67%
Money market deposits                        106,266,000        1,240,755   1.17       92,691,000        1,296,833   1.40
Time deposits                                 89,530,000        2,247,604   2.51       99,491,000        3,048,400   3.06
Borrowed funds                                92,566,000        2,578,657   2.79       33,688,000        1,100,813   3.27
                                           -------------    -------------           -------------    -------------
Total interest bearing liabilities           344,536,000        6,216,042   1.80      276,620,000        5,788,062   2.09
Demand deposits                               54,333,000                               46,200,000
Other liabilities                              1,343,000                                2,345,000
Shareholders' Equity                          22,599,000                               21,407,000
                                           -------------                            -------------

Total Liabilities and Equity               $ 422,811,000                            $ 346,572,000
                                           =============                            =============

Net interest income                                         $  13,941,639                            $  11,190,991
                                                            =============                            =============
Net interest spread                                                         3.29%                                    3.20%
                                                                            ====                                     ====
Net interest margin                                                         3.52%                                    3.49%
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

                                                2004 Compared to 2003
                                                ---------------------
                                             Increase (Decrease) Due to
                                             --------------------------

                                       Volume           Rate          Total
                                     -----------    -----------    -----------
Interest earned on:
Loans Receivable                     $ 1,017,213    ($  211,185)   $   806,028
Investment Securities                  2,722,016       (296,245)     2,425,771
Federal Funds Sold                       (53,459)           288        (53,171)
                                     -----------    -----------    -----------
Total interest earning assets          3,685,770       (507,142)     3,178,628
                                     -----------    -----------    -----------

Interest paid on:
Deposits                                 168,732     (1,218,596)    (1,049,864)
Borrowed money                         1,662,274       (184,430)     1,477,844
                                     -----------    -----------    -----------
Total interest bearing liabilities     1,831,006     (1,403,026)       427,980
                                     -----------    -----------    -----------
Increase in net interest income      $ 1,854,764    $   895,884    $ 2,750,648
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

Non-accrual, Past Due and Restructured Loans and Other Real Estate Owned

The Bank's non-accrual loans, other real estate owned and loans past due in excess of ninety days and accruing interest at December 31, 2001 through 2005 are presented below.

                                                                 December 31,
                                           2005         2004         2003         2002         2001
                                        ----------   ----------   ----------   ----------   ----------
Non-accrual loans                       $  273,330   $1,634,999   $1,424,097   $1,487,475   $  895,180
Other real estate owned                         --           --      300,000      300,000      300,000
                                        ----------   ----------   ----------   ----------   ----------
Total non-performing assets             $  273,330   $1,634,999   $1,724,097   $1,787,475   $1,195,180
                                        ==========   ==========   ==========   ==========   ==========

Loans past due in excess of
    ninety days and accruing interest   $    4,884   $       --   $       --   $   56,729   $    3,136
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

Restructured loans on non-accrual status are included in the table above. As of December 31, 2005, there were no restructured loans considered performing.

Had the non-accrual loans performed in accordance with their original terms, gross interest income for the years ended December 31, 2005, 2004 and 2003 would have increased by approximately $9,000, $14,000 and $73,000, respectively.

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at December 31, 2005. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

The following table summarizes the Bank's OREO, past due and non-accrual loans, and non-performing assets as of December 31, 2005, 2004 and 2003.

                                                                                            December 31,
                                                                              2005              2004             2003
                                                                          ------------      ------------     -----------
Non-accrual loans                                                         $    273,330      $  1,634,999     $ 1,424,097
Other real estate owned                                                              -                 -         300,000
                                                                           -----------      ------------     -----------
Total non-performing assets                                               $    273,330      $  1,634,999     $ 1,724,097
                                                                          ============      ============     ===========
Loans past due in excess of ninety days and accruing interest             $      4,884      $          -     $         -
                                                                          ============      ============     ===========
Ratio of non-performing assets to total loans and OREO                            .11%              .75%            .90%
Ratio of non-performing assets and loans past due in excess
   of ninety days accruing interest to total loans and OREO                       .11%              .75%            .90%
Ratio of allowance for loan losses to total loans                                 .73%              .64%            .60%
Ratio of allowance for loan losses to non-performing assets and
   loans in excess of ninety days past due and accruing interest               632.47%            85.01%          66.67%
Ratio of non-performing assets and loans in excess of ninety
   days past due and accruing interest to total shareholders' equity             1.07%             6.66%           7.74%

Total non-performing assets decreased by $1,361,669 or 83.3% to $273,330 at December 31, 2005 from $1,634,999, at December 31, 2004. The decrease in non-performing assets from year-end 2004 is due mostly to the positive resolution of several large non-performing mortgages during 2005. As of December 31,2005 loans past due in excess of ninety days and accruing interest totaled $4,884. There were no loans past due in excess of ninety days and accruing interest at December 31, 2004.

Total non-performing assets represented .11% of total loans and other real estate owned at year-end December 31, 2005 compared to .75% at year-end 2004. The allowance for loan losses as of December 31, 2005 was .73% of total loans. This is an increase from the previous two years when the allowance was approximately .64 and .60% of total loans. The allowance for loan losses provided coverage for 632.5% of non-accrual loans at December 31, 2005, as compared to 85.0% at December 31, 2004. The increase in the coverage ratio is a result of increased provisions for loan losses as the Bank focuses on commercial loan products.

Potential Problem Loans

As of December 31, 2005, there were no potential problem loans not disclosed above which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2001 through 2005. The allowance is maintained at a level consistent with the identified loss potential and the perceived risk in the portfolio.

                                                                        (Dollar Amounts in Thousands)
                                                                                 December 31,
                                                             ----------------------------------------------------
                                                               2005        2004       2003       2002       2001
                                                             -------     -------    -------    -------    -------
Balance, at beginning of period                              $ 1,390     $ 1,149    $ 1,011    $   958    $   972
Loans charged-off:
  Commercial and financial                                        37          80         30         22         --
  Real estate                                                     --          --         --         --         --
  Installment loans to individuals                                60         104        279        227        314
                                                             -------     -------    -------    -------    -------
                                                                  97         184        309        249        314
                                                             -------     -------    -------    -------    -------
Recoveries on loans charged-off:
  Commercial and financial                                        81          --         --         --         --
  Real estate                                                     --          --         --         --         --
  Installment loans to individuals                                44          65        147         37         60
                                                             -------     -------    -------    -------    -------
                                                                 125          65        147         37         60
                                                             -------     -------    -------    -------    -------
Net loan (recoveries)/charge-offs                                (28)        119        162        212        254
                                                             -------     -------    -------    -------    -------
Provisions charged to operations                                 342         360        300        265        240
                                                             -------     -------    -------    -------    -------

Balance, at end of period                                    $ 1,760     $ 1,390    $ 1,149    $ 1,011    $   958
                                                             =======     =======    =======    =======    =======
Ratio of net (recoveries)/charge-offs during the period to
  average loans outstanding during the period                   (.01%)       .06%       .09%       .11%       .14%
                                                             =======     =======    =======    =======    =======


Ratio of allowance for loan losses
  to total loans                                                 .73%        .64%       .60%       .54%       .52%
                                                             =======     =======    =======    =======    =======

During 2005, net recoveries totaled $28,000, which is a change of $147,000 from 2004 net charge-offs of $119,000. The decrease in net charge-offs was due to a lower level of net charge-offs in the installment loan portfolio as well as to recoveries experienced in both the commercial and installment loan portfolios. Over the last five years, the Bank experienced higher levels of charge-offs which were directly related to the consumer loans acquired through the indirect dealer financing of primarily automobiles, boats and motorcycles. Net charge-offs totaled $16,000 from these loans in 2005 decreasing $39,000 from 2004. The lower level of net charge-offs is mostly related to lower balance in this portfolio as well as to intensified collection efforts. Due to the credit risks associated with this lending, the Bank substantially eliminated future originations of loans through indirect dealer financing during 2000.

The following table reflects the allowance for loan losses as of December 31, 2005, 2004, 2003, 2002 and 2001.

                                                 Analysis of Allowance for Loan Losses
                                                        (Amounts in thousands)
                                                             December 31,

Loans by Type                        2005                                2004                                 2003
----------------------------------------------------------------------------------------------------------------------------------
                                             Percentage                            Percentage                           Percentage
                        Allocation of       of Loans in      Allocation of        of Loans in      Allocation of       of Loans in
                        Allowance for     Each Category      Allowance for      Each Category      Allowance for     Each Category
                          Loan Losses    to Total Loans        Loan Losses     to Total Loans        Loan Losses    to total Loans
Commercial
  & Financial                  $  357              8.73%            $  261               8.21%            $  224              10.84%
Real Estate
  Construction                    224             11.79                 82               5.31                 48              4.82
  Residential                     411             60.26                550              68.13                314             65.97
  Commercial                      518             17.40                379              15.42                367             14.11
Installment                        54              1.79                 58               2.89                170              4.21
Other                              38              0.03                 39               0.04                 --              0.05
Unallocated                       158                --                 21                 --                 26                --
                       ------------------------------------------------------------------------------------------------------------
Total                          $1,760            100.00%            $1,390             100.00%            $1,149             100.00%
                       ============================================================================================================

Loans by Type                          2002                                 2001
------------------------------------------------------------------------------------------------
                                                 Percentage                           Percentage
                           Allocation of        of Loans in     Allocation of        of Loans in
                           Allowance for      Each Category     Allowance for      Each Category
                             Loan Losses     to Total Loans       Loan Losses     to Total Loans

Commercial
  & Financial                     $   71               5.58%             $ 21               3.85%
Real Estate
  Construction                        23               5.29                16               2.88
  Residential                        330              65.36               289              66.59
  Commercial                         132              16.18               120              14.42
Installment                          237               7.56               250              12.06
Other                                 --               0.03                --               0.20
Unallocated                          218                 --               262                 --
                       -------------------------------------------------------------------------
Total                             $1,011             100.00%             $958             100.00%
                       =========================================================================

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

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings for the years ended December 31:

                                     2005           2004           2003
                                 -----------    -----------    -----------
Balance at December 31,          $17,116,000    $        --    $ 4,700,000
Maximum Month-End Borrowings      32,354,000     14,000,000      8,500,000
Average Balance                   13,573,000      6,851,000      2,111,000
Average Rate at Year-End                4.19%            --           1.32%
Average Rate During the Period          4.05%          2.02%          1.29%

CONTRACTUAL COMMITMENTS

In the normal course of business the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements. See Notes G, H and I of the Notes to Consolidated Financial Statements. The following table summarizes the Company's significant contractual obligations at December 31, 2005.

                                                  Payments due by period
                              --------------------------------------------------------------
                                            Less than                              More than
                                Total        1 year     1-3 years    3-5 years      5 years
                              ----------   ----------   ----------   ----------   ----------
                                                  (Amounts in thousands)

Time Deposit Maturities       $   83,218   $   58,953   $   22,777   $    1,488   $       --
Short-term Borrowings             27,090       27,090           --           --           --
Long-term Debt                   130,211       27,000       56,650        9,550       37,011
Operating lease obligations          219          129           85            5           --
                              ----------   ----------   ----------   ----------   ----------
      Total                   $  240,738   $  113,172   $   79,512   $   11,043   $   37,011
                              ==========   ==========   ==========   ==========   ==========

OFF-BALANCE SHEET ARRANGEMENTS

See Note O on page F-23 of the consolidated financial statements for the disclosure of off-balance sheet arrangements.

CAPITAL

At December 31, 2005, total shareholders' equity was $25,969,737 compared to $24,545,673 at December 31, 2004. From a regulatory perspective, the Bank's capital ratios place the Bank in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 2005:

                                   Minimum
                                 Regulatory
                               Capital Level       The Company          The Bank
                               -------------       -----------          --------

Tier 1 leverage capital ratio             4%             7.80%             7.14%

Tier 1 risk-based capital ratio           4%            13.45%            12.33%

Total risk-based capital ratio            8%            14.12%            13.00%

Included in the Company's capital used to determine these ratios at December 31, 2005 is $6.8 million related to the Company's investment in First Litchfield Statutory Trust I, which is recorded as subordinated debt in the Company's balance sheets as December 31, 2005 and 2004. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, more strict limitations. The Company has until March 31, 2009 to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company.

INCOME TAXES

The income tax expense for 2005 totaled $1,511,343 in comparison to $1,520,962 in 2004 and $881,096 in 2003. The decrease in income tax expense from 2005 to 2004 is due to higher levels of nontaxable income in 2005. Specifically, increased investments in state and municipal securities, which are not subject to Federal income tax, resulted in the 2005 tax expense declining below the 2004 level. The increase in income tax expense between 2004 and 2003 is due to higher levels of taxable income in 2004. This increase in taxes was also mitigated by the Company's investments in state and municipal securities as well as in bank-owned life insurance. The effective tax rates for 2005, 2004 and 2003 were 27%, 28% and 24% respectively. The higher proportion of taxable to nontaxable income in 2004 compared to 2003 is reflected in the higher effective tax rate. Also, in all years, provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC"), which was formed by the Bank in 2000. The income from LMSC is considered passive investment income pursuant to Connecticut law, under which LMSC was formed and is operating, and is not subject to state taxes which resulted in no state tax expense for all years.

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

The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of senior management and other officers. Additionally, the
Company has engaged asset/liability advisors to analyze and forecast the interest rate risk and recommend balance sheet strategies for the Company. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. The Company manages its interest-rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles and rate forecast estimates on net interest income. These simulations take into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits and other factors. The results of these simulations are compared to earnings tolerance limits set forth in the Bank's Asset/Liability Policy. The rate-shock simulation projects the impact of instantaneous parallel shifts in the yield curve. Management utilizes different rate scenarios in its simulations as deemed appropriate to the current interest rate environment.


At December 31, 2005, an instantaneous rate increase of 150 basis points indicates a negative change of $324,000 or a 2.18% decrease in net interest income. An instantaneous decrease in rates of 200 basis points indicates a negative change of $776,000 or a 5.22% decrease in net interest income.

The table below sets forth the estimated changes in the Company's net interest income which would result from various instantaneous changes in the yield curve. The Company's interest rate risk and liquidity position has not significantly changed from year end 2005.

                                                 Net Interest Income
                                        ----------------------------------------
       Change in Interest Rates         Estimated      Amount of        Percent
           (basis points)                 Value         Change          Change
-----------------------------------     ---------     ----------      ----------
+300                                    $  13,747     $  (1,106)         (7.44%)
+150                                       14,529          (324)         (2.18%)
Base                                       14,853
-200                                       14,077          (776)         (5.22%)

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
                                                 Net Interest Income
                                        ----------------------------------------
       Change in Interest Rates         Estimated      Amount of        Percent
           (basis points)                 Value         Change          Change
-----------------------------------     ---------     ----------      ----------
+300                                    $  15,192     $    (934)         (5.79%)
+200                                       15,491          (635)         (3.94%)
+100                                       16,517           391           2.43%
Base                                       16,126
-100                                       15,555          (571)         (3.54%)

A discussion of credit risk can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Annual Financial Information
----------------------------

Report of Independent Registered Public Accounting Firm                           F-1

Consolidated Balance Sheets at December 31, 2005 and 2004                         F-2

Consolidated Statements of Income for the Years Ended
   December 31, 2005, 2004 and 2003                                               F-3

Consolidated Statements of Changes in Shareholders' Equity for the
   Years Ended December 31, 2005, 2004 and 2003                                   F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2005, 2004 and 2003                                         F-5

 Notes to Consolidated Financial Statements                               F-6 to F-28


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary
Litchfield, Connecticut

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                                                     /s/ McGladrey & Pullen, LLP
                                                     ---------------------------
                                                         McGladrey & Pullen, LLP

New Haven, Connecticut
March 6, 2006


CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                          2005             2004
                                                                                        -------------    -------------
ASSETS
Cash and due from banks (Note B)                                                        $  18,711,537    $  12,222,713
                                                                                        -------------    -------------
                                                          CASH AND CASH EQUIVALENTS        18,711,537       12,222,713
                                                                                        -------------    -------------
Securities (Note C):
   Available for sale securities, at fair value                                           182,900,358      173,793,755
   Held to maturity securities (fair value $47,933-2005; $70,196-2004)                         49,035           70,946
                                                                                        -------------    -------------
                                                                   TOTAL SECURITIES       182,949,393      173,864,701
                                                                                        -------------    -------------

Federal Home Loan Bank stock, at cost (Note H)                                              4,201,200        3,182,900
Federal Reserve Bank stock, at cost                                                           225,850          225,850
Other restricted stock, at cost                                                                50,000           50,000

Loans Receivable, Net of allowance for loan losses of
          $1,759,611-2005, $1,389,947-2004 (Notes D and E)                                240,681,739      217,028,751

Premises and equipment, net (Note F)                                                        4,247,328        2,769,827
Deferred income taxes (Note J)                                                              1,812,116          908,023
Accrued interest receivable                                                                 2,349,092        2,005,064
Cash surrender value of insurance (Note K)                                                  9,263,737        8,906,407
Other assets (Notes H and  K)                                                               3,068,954        3,140,511
                                                                                        -------------    -------------
                                                                       TOTAL ASSETS     $ 467,560,946    $ 424,304,747
                                                                                        =============    =============
LIABILITIES
Deposits (Note I):
   Noninterest-bearing                                                                  $  66,907,502    $  58,409,685
   Interest-bearing                                                                       210,962,859      242,437,694
                                                                                        -------------    -------------
   Total deposits                                                                         277,870,361      300,847,379
Federal Home Loan Bank advances (Note H)                                                   73,616,000       29,500,000
Repurchase agreements with financial institutions (Note H)                                 66,700,000       59,900,000
Repurchase agreements with customers                                                        9,974,172
                                                                                                               209,588
Junior subordinated debt issued by unconsolidated trust (Note H)                            7,011,000        7,011,000
Due to broker for security purchases                                                        3,675,373
                                                                                                         -------------
Accrued expenses and other liabilities (Note K)                                             2,744,303        2,291,107
                                                                                        -------------    -------------
                                                                  TOTAL LIABILITIES       441,591,209      399,759,074
                                                                                        -------------    -------------
Commitments and contingencies (Notes G, H, K and M)                                                --               --
SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)
Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
Common stock $.01 par value
                                                  Authorized--5,000,000 shares
                Issued--2,246,815shares, outstanding--2,136,370 shares--2005 and
   Issued--2,130,843shares, outstanding--2,025,657 shares--2004                                22,468           21,308
Additional paid-in capital                                                                 22,995,010       19,892,870
Retained earnings                                                                           6,443,479        6,555,092
Less Treasury stock at cost--110,445 shares--2005, 105,186 shares--2004                      (701,061)        (701,061)
Accumulated other comprehensive loss - net unrealized loss on available
   for sale securities (net of taxes)  (Note S)                                            (2,790,159)      (1,222,536)
                                                                                        -------------    -------------
                                                         TOTAL SHAREHOLDERS' EQUITY        25,969,737       24,545,673
                                                                                        -------------    -------------
                                           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $ 467,560,946    $ 424,304,747
                                                                                        =============    =============

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                   2005          2004           2003
                                                                        -----------   -----------   -----------
INTEREST INCOME

Interest and fees on loans                                              $14,447,701   $11,771,218   $10,964,442

Interest on:
   Mortgage-backed securities                                             3,593,937     4,632,822     3,045,454
   U.S. Treasury and agency securities                                    2,501,379     2,512,126     1,651,359
   State and municipal securities-tax exempt                                894,149       717,140       763,270
   Corporate bonds and other securities                                     209,608       161,123       117,288
   Federal funds sold and other interest income                              18,667        14,807        67,978
                                                                        -----------   -----------   -----------
                                             TOTAL INTEREST INCOME       21,665,441    19,809,236    16,609,791
                                                                        -----------   -----------   -----------
INTEREST EXPENSE

Interest on deposits:
   Savings                                                                  115,448       149,026       342,016
   Money market                                                           1,002,312     1,240,755     1,296,833
   Time certificates of deposit in denominations
     of $100,000 or more                                                    813,775       626,223       810,764
   Other time certificates of deposit                                     1,498,459     1,621,381     2,237,636
                                                                        -----------   -----------   -----------
                                        TOTAL INTEREST ON DEPOSITS        3,429,994     3,637,385     4,687,249

Interest on Federal Home Loan Bank advances                               1,610,527       932,271       520,288
Interest on repurchase agreements                                         2,112,536     1,331,136       430,471
Interest on subordinated debt                                               440,995       315,250       150,054
                                                                        -----------   -----------   -----------

                                            TOTAL INTEREST EXPENSE        7,594,052     6,216,042     5,788,062
                                                                        -----------   -----------   -----------
                                               NET INTEREST INCOME       14,071,389    13,593,194    10,821,729
PROVISION FOR LOAN LOSSES (Note E)                                          342,028       360,000       300,000
                                                                        -----------   -----------   -----------

                  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    13,729,361    13,233,194    10,521,729
                                                                        -----------   -----------   -----------
NONINTEREST INCOME

Banking service charges and fees                                          1,019,424       954,373       842,621
Trust income                                                                975,805       887,268       999,496
Gains on sales of available for sale securities (Note C)                     78,949        34,450       293,021
Increase in cash surrender value of insurance                               332,579       333,387       359,258
Other                                                                       492,556       222,616       149,227
                                                                        -----------   -----------   -----------
                                          TOTAL NONINTEREST INCOME        2,899,313     2,432,094     2,643,623
                                                                        -----------   -----------   -----------
NONINTEREST EXPENSES

Salaries                                                                  4,673,028     4,361,742     4,031,413
Employee benefits (Note K)                                                1,319,766     1,326,020     1,113,689
Computer services                                                           900,381       849,579       730,154
Net occupancy                                                               705,569       646,504       693,337
Equipment                                                                   429,785       387,412       396,911
Advertising                                                                 446,811       304,766       353,985
Commissions, services and fees                                              326,877       228,039       241,598
Supplies                                                                    168,050       166,674       195,978
Postage                                                                     124,992       139,481       145,285
Legal fees                                                                  176,708       201,556       139,248
Director fees                                                               145,150       139,390       131,975
OREO and non-performing loan expenses - net                                      --         6,618         9,920
Other                                                                     1,664,323     1,470,310     1,314,339
                                                                        -----------   -----------   -----------
                               TOTAL NONINTEREST EXPENSES                11,081,440    10,228,091     9,497,832
                                                                        -----------   -----------   -----------
                                       INCOME  BEFORE INCOME TAXES        5,547,234     5,437,197     3,667,520
PROVISION FOR INCOME TAXES (Note J)                                       1,511,343     1,520,962       881,096
                                                                        -----------   -----------   -----------
                                                        NET INCOME      $ 4,035,891   $ 3,916,235   $ 2,786,424
                                                                        ===========   ===========   ===========
EARNINGS PER SHARE (Note L)
                                        BASIC NET INCOME PER SHARE      $      1.89   $      1.85   $      1.34
                                                                        ===========   ===========   ===========
                                      DILUTED NET INCOME PER SHARE      $      1.87   $      1.82   $      1.31
                                                                        ===========   ===========   ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2005, 2004 and 2003

                                                                                                       Accumulated
                                                        Additional                                        Other            Total
                                            Common        Paid-In        Retained        Treasury     Comprehensive    Shareholders'
                                            Stock         Capital        Earning          Stock        Income(Loss)        Equity
                                         ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2002                     18,727     14,532,101      6,189,166        (701,061)        960,283      20,999,216

Comprehensive Income:
   Net income                                      --             --      2,786,424              --              --       2,786,424
   Unrealized holding loss on
     available for sale securities,
     net of taxes (Note S)                         --             --             --              --      (1,070,672)     (1,070,672)
                                                                                                                       ------------
   Total comprehensive income                                                                                             1,715,752
                                                                                                                       ------------
Cash dividends declared $.42 per share             --             --       (765,376)             --              --        (765,376)
5% stock dividend declared
   November 20, 2003--94,896 shares
   including 4,770 treasury shares                949      1,849,523     (1,850,472)             --              --              --
Fractional shares paid in cash                     --             --         (4,465)             --              --          (4,465)
Stock options exercised-29,761 shares             298        255,232             --              --              --         255,530
Deferred tax benefit on stock options
   exercised (Note M)                              --         82,274             --              --              --          82,274
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2003                     19,974     16,719,130      6,355,277        (701,061)       (110,389)     22,282,931
                                                                                                                       ------------


Comprehensive Income:
   Net income                                      --             --      3,916,235              --              --       3,916,235
   Unrealized holding loss on
     available for sale securities,
     net of taxes (Note S)                         --             --             --              --      (1,112,147)     (1,112,147)
                                                                                                                       ------------

   Total comprehensive income                                                                                             2,804,088
                                                                                                                       ------------

Cash dividends declared $.50 per share             --             --       (976,494)             --              --        (976,494)
5% stock dividend declared
   November 17, 2004--101,242 shares
   including 5,008 treasury shares              1,012      2,732,522     (2,733,534)             --              --              --
Fractional shares paid in cash                     --             --         (6,392)             --              --          (6,392)
Stock options exercised-32,206 shares             322        280,460             --              --              --         280,782
Deferred tax benefit on stock options
   exercised (Note M)                              --        160,758             --              --              --         160,758
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2004               $     21,308   $ 19,892,870   $  6,555,092    $   (701,061)   $ (1,222,536)   $ 24,545,673
                                         ============   ============   ============    ============    ============    ============

Comprehensive Income:
   Net income                                      --             --      4,035,891              --              --       4,035,891
   Unrealized holding loss on
     available for sale securities,
     net of taxes (Note S)                         --             --             --              --      (1,567,623)     (1,567,623)
                                                                                                                       ------------
   Total comprehensive income                                                                                             2,468,268
                                                                                                                       ------------
Cash dividends declared $.57 per share             --             --     (1,172,874)             --              --      (1,172,874)
5% stock dividend declared
   November 17, 2005--106,787 shares
   including 5,259 treasury shares              1,068      2,967,610     (2,968,678)             --              --              --
Fractional shares paid in cash                     --             --         (5,952)             --              --          (5,952)
Stock options exercised-9,185 shares               92         73,655             --              --              --          73,747
Deferred tax benefit on stock options
   exercised (Note M)                              --         60,875             --              --              --          60,875
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2005               $     22,468   $ 22,995,010   $  6,443,479    $   (701,061)   $ (2,790,159)   $ 25,969,737
                                         ============   ============   ============    ============    ============    ============

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                   2005             2004             2003
                                                                       -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $   4,035,891    $   3,916,235    $   2,786,424
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Amortization and accretion of premiums and discounts on
    investment securities, net                                               381,201          404,736          177,754
   Provision for loan losses                                                 342,028          360,000          300,000
   Depreciation and amortization                                             401,740          360,933          310,120
   Deferred income taxes                                                     (35,656)         228,202          (98,518)
   Gains on sales of available for sale securities                           (78,949)         (34,450)        (293,021)
   Gain on the sales of loans receivable                                     (82,858)              --               --
   Gain on the sales of foreclosed real estate                                    --          (45,138)              --
   Loans originated for sale                                                      --         (277,000)     (10,548,640)
   Proceeds from sales of loans held for sale                                     --          279,907       10,997,832
   Gains on sales of loans held for sale                                          --           (2,907)         (64,192)
   (Gain) loss on sale of repossessed assets                                    (549)            (500)             660
   Loss on disposals of bank premises and equipment                            1,867            2,594            1,985
   Increase in accrued interest receivable                                  (344,028)         (10,520)        (487,209)
   Decrease (increase) in other assets                                        82,397         (261,493)      (1,058,435)
   Increase in cash surrender value of insurance                            (332,579)        (333,387)        (359,258)
   (Increase) decrease in deferred loan origination costs                    (90,220)          66,486          332,381
   Increase (decrease) in accrued expenses and other liabilities           4,091,706          513,896         (120,713)
                                                                       -------------    -------------    -------------
     Net cash provided by operating activities                             8,371,991        5,167,594        1,877,170
                                                                       -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
   Proceeds from principal payments                                       26,220,847       41,889,998       41,170,219
   Purchases                                                             (47,692,069)     (85,569,876)    (163,737,381)
   Proceeds from sales                                                     9,687,181       38,877,863       28,554,750
Held to maturity securities:
   Proceeds from maturities and principal payments                            21,911           46,912           85,340
Purchase of restricted stock                                                      --               --          (50,000)
Purchase of Federal Reserve Bank stock                                            --               --         (144,000)
Purchase of Federal Home Loan Bank stock                                  (1,018,300)        (793,100)              --
Investment in First Litchfield Statutory Trust (Note H)                           --               --         (211,000)
Proceeds from the sale of loans                                           17,101,552               --               --
Net increase in loans                                                    (40,955,177)     (26,876,055)      (2,898,120)
Proceeds from sales of repossessed assets                                     21,395            9,500           81,900
Purchases of premises and equipment                                       (1,881,108)        (345,227)        (519,919)
Proceeds from sale of premises and equipment                                      --              100              203
Purchase of life insurance policies                                          (24,750)        (287,250)        (687,250)
Proceeds from sale of foreclosed real estate                                      --          345,138               --
   Net cash used in investing activities                                 (38,518,518)     (32,701,997)     (98,355,258)
                                                                       -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, money market and demand deposits     (20,277,950)       7,336,189       48,142,769
Net decrease in certificates of deposit                                   (2,699,068)     (10,045,297)
                                                                                                           (13,268,225)
Proceeds from Federal Home Loan Bank advances                             49,000,000        4,000,000       35,200,000
Repayments on Federal Home Loan Bank advances                            (22,000,000)      (9,700,000)      (8,000,000)
Net increase in overnight Federal Home Loan Bank borrowings               17,116,000               --               --
Net increase in repurchase agreements with financial institutions          6,800,000       35,900,000       17,000,000
Net increase in repurchase agreements with customers                       9,764,584          209,588               --
Proceeds from issuance of subordinated debt                                       --               --        7,011,000
Debt issuance costs paid                                                          --               --         (204,000)
Distribution in cash for fractional shares of common stock                    (5,952)          (6,392)          (4,465)
Proceeds from exercise of stock options                                       73,747          280,782          255,530
Dividends paid on common stock                                            (1,136,010)        (920,062)        (715,949)
                                                                       -------------    -------------    -------------
   Net cash provided by financing activities                              36,635,351       27,054,808       85,416,660
                                                                       -------------    -------------    -------------
   Net increase (decrease)  in cash and cash equivalents                   6,488,824         (479,595)     (11,061,428)
CASH AND CASH EQUIVALENTS, at beginning of year                           12,222,713       12,702,308       23,763,736
                                                                       -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, at end of year                              $  18,711,537    $  12,222,713    $  12,702,308
                                                                       =============    =============    =============

SUPPLEMENTAL INFORMATION Cash paid during the year for:
   Interest on deposits and borrowings                                 $   7,155,131    $   6,126,517    $   5,874,394
                                                                       =============    =============    =============
   Income taxes                                                        $     950,500    $   1,350,900    $   1,903,166
                                                                       =============    =============    =============
Noncash investing and financing activities:
   Due to broker for securities purchased                              $   3,675,373    $          --    $          --
                                                                       =============    =============    =============
   Transfer of loans to repossessed assets                             $      31,687    $          --    $      49,660
                                                                       =============    =============    =============
   Accrued dividends declared                                          $     320,456    $     283,592    $     227,160
                                                                       =============    =============    =============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company records derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

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

FORECLOSED REAL ESTATE: Foreclosed real estate, if any, is comprised of properties acquired through foreclosure proceedings and acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value through a direct charge against the allowance for loan losses, which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of income.

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

INCOME TAXES: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets may be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan that covers substantially all employees. Pension costs are accrued based on the projected unit credit method and the Bank's policy is to fund annual contributions in amounts necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA) of 1974.


STOCK OPTION PLANS: Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock based compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows a company to continue to measure compensation cost for such plans under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue to follow the accounting in APB 25, and as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. There are no pro forma disclosures required for 2005, 2004 and 2003 because there was no stock-based compensation attributed to those years. See "Recent Accounting Pronouncements" below for developments related to stock-based compensation.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP
03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 was effective for loans and debt securities acquired after December 31, 2004. This statement had no effect on the Company's financial statements.

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 was superseded by the issuance on November 3, 2005 of FSP 115-1, "The Meaning of Other-Than-Temporarily Impaired and Its Application to Certain Investments." This FSP nullified paragraphs 10-18 of EITF 03-1, carried forward certain requirements of EITF 03-1 relating to cost method investments, carried forward certain disclosure requirements of EITF 03-1 and references existing other-than-temporary impairment guidance. The requirements of this Statement had no effect on the Company's financial statements.

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

The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for share-based payments on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company was required to apply SFAS 123(R) as of January 1, 2006. SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply SFAS 123(R) to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company's financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ("SFAS 154"), "Accounting Changes and Error Corrections," replacing APB Opinion No. 20 and FASB Statement No. 3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. At this time, Management believes this Statement will have no impact on the Company's financial statements.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2005 and 2004 the Bank was required to have cash and liquid assets of approximately $5,752,000 and $5,574,000, respectively, to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2005 and 2004 are as follows:


AVAILABLE FOR SALE                                             December 31, 2005
                                        ---------------------------------------------------------------
                                                            Gross           Gross
                                          Amortized      Unrealized       Unrealized          Fair
                                             Cost           Gains           Losses            Value
                                        -------------   -------------    -------------    -------------
Debt Securities:
   U.S. Treasury securities             $   4,292,659   $          --    $     (58,746)   $   4,233,913
    U.S. Government Agency securities      57,955,558         125,130       (1,319,233)      56,761,455
    State and Municipal Obligations        34,727,011         255,067         (238,212)      34,743,866
   Corporate and Other Bonds                5,916,080           7,457          (21,037)       5,902,500
                                        -------------   -------------    -------------    -------------

                                          102,891,308         387,654       (1,637,228)     101,641,734
                                        -------------   -------------    -------------    -------------

Mortgage-Backed Securities:
   GNMA                                     5,142,926              --         (107,149)       5,035,777
   FNMA                                    58,192,401          26,658       (2,153,239)      56,065,820
   FHLMC                                   18,901,237           3,865         (712,594)      18,192,508
                                        -------------   -------------    -------------    -------------
                                           82,236,564          30,523       (2,972,982)      79,294,105
                                        -------------   -------------    -------------    -------------

Marketable Equity Securities                2,000,000              --          (35,481)       1,964,519
                                        -------------   -------------    -------------    -------------

Total available for sale securities     $ 187,127,872   $     418,177    $  (4,645,691)   $ 182,900,358
                                        =============   =============    =============    =============

                                                               December 31, 2004
                                        ---------------------------------------------------------------
                                                            Gross           Gross
                                          Amortized      Unrealized       Unrealized          Fair
                                            Cost            Gains           Losses            Value
                                        -------------   -------------    -------------    -------------
Debt Securities:
   U.S. Treasury securities             $   5,292,694   $      15,742    $     (30,915)   $   5,277,521
    U.S. Government Agency securities      43,962,574          44,262         (828,456)      43,178,380
    State and Municipal Obligations        18,078,583         573,799          (13,259)      18,639,123
   Corporate and Other Bonds                3,007,856              --          (13,856)       2,994,000
                                        -------------   -------------    -------------    -------------

                                           70,341,707         633,803         (886,486)      70,089,024
                                        -------------   -------------    -------------    -------------

Mortgage-Backed Securities:
   GNMA                                     6,999,501          35,965          (12,548)       7,022,918
   FNMA                                    63,486,399           6,439       (1,250,920)      62,241,918
   FHLMC                                   32,818,476          48,630         (427,211)      32,439,895
                                        -------------   -------------    -------------    -------------
                                          103,304,376          91,034       (1,690,679)     101,704,731
                                        -------------   -------------    -------------    -------------

Marketable Equity Securities                2,000,000              --               --        2,000,000
                                        -------------   -------------    -------------    -------------

Total available for sale securities     $ 175,646,083   $     724,837    $  (2,577,165)   $ 173,793,755

HELD TO MATURITY                                               December 31, 2005
                                        ---------------------------------------------------------------
                                                            Gross           Gross
                                          Amortized      Unrealized       Unrealized          Fair
                                            Cost            Gains           Losses            Value
                                        -------------   -------------    -------------    -------------
Mortgage-Backed Securities:
GNMA                                    $      49,035   $          --    $      (1,102)   $      47,933
                                        =============   =============    =============    =============

                                                              December 31, 2004
                                        ---------------------------------------------------------------
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
                                        =============   =============    =============    =============

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2005:

                                          Less than 12 Months         12 Months or More                 Total
                                       -------------------------   -------------------------   -------------------------
                                          Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                          Value        Losses         Value        Losses         Value        Losses
                                       -------------------------   -------------------------   -------------------------
Investment Securities:
   U.S. Treasury securities            $   987,656   $    10,742   $ 3,246,257   $    48,004   $ 4,233,913   $    58,746
   U.S. Government Agency securities    17,845,690       124,415    35,790,635     1,194,818    53,636,325     1,319,233
   State & Municipal obligations        14,579,556       238,212            --            --    14,579,556       238,212
   Corporate & other bonds               2,895,000        21,037            --            --     2,895,000        21,037
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                        36,307,902       394,406    39,036,892     1,242,822    75,344,794     1,637,228

  Mortgage-Backed Securities:
     GNMA                          4,867,732         96,591        198,440         11,660      5,066,172        108,251
    FNMA                          15,614,259        623,236     34,446,103      1,530,003     50,060,362      2,153,239
    FHLMC                                 --             --     17,257,496        712,594     17,257,496        712,594
                                ------------   ------------   ------------   ------------   ------------   ------------
                                  20,481,991        719,827     51,902,039      2,254,257     72,384,030      2,974,084
                                ------------   ------------   ------------   ------------   ------------   ------------

Marketable Equity Securities       1,964,519         35,481             --             --      1,964,519         35,481
                                ------------   ------------   ------------   ------------   ------------   ------------
              Total             $ 58,754,412   $  1,149,714   $ 90,938,931   $  3,497,079   $149,693,343   $  4,646,793
                                ============   ============   ============   ============   ============   ============

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2004:

                                           Less than 12 Months           12 Months or More                   Total
                                       ---------------------------   ---------------------------   ---------------------------
                                           Fair        Unrealized        Fair        Unrealized        Fair        Unrealized
                                           Value         Losses          Value         Losses         Value         Losses
                                       ---------------------------   ---------------------------   ---------------------------
Investment Securities:
   U.S. Treasury securities            $  4,261,896   $     30,915   $         --   $         --   $  4,261,896   $     30,915
   U.S. Government Agency securities     11,838,390        150,318     24,317,180        678,138     36,155,570        828,456
   State & Municipal obligations          2,157,307         13,259             --             --      2,157,307         13,259
   Corporate & other bonds                2,994,000         13,856             --             --      2,994,000         13,856
                                       ------------   ------------   ------------   ------------   ------------   ------------
                                         21,251,593        208,348     24,317,180        678,138     45,568,773        886,486

  Mortgage-Backed Securities:
     GNMA                                 1,350,670         11,104        547,472          2,194      1,898,142         13,298
    FNMA                                 43,096,119        838,628     18,511,502        412,292     61,607,621      1,250,920
    FHLMC                                19,801,587        209,581      8,208,649        217,630     28,010,236        427,211
                                                      ------------   ------------   ------------   ------------   ------------
                                         64,248,376      1,059,313     27,267,623        632,116     91,515,999      1,691,429
                                       ------------   ------------   ------------   ------------   ------------   ------------
              Total                    $ 85,499,969   $  1,267,661   $ 51,584,803   $  1,310,254   $137,084,772   $  2,577,915
                                       ============   ============   ============   ============   ============   ============

At December 31, 2005, eighty-five securities have unrealized losses. Management does not believe that any of the unrealized losses are other than temporary as they primarily relate to debt and mortgage-backed securities issued by the U.S. Government and U.S. Government agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

The amortized cost and fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                            December 31, 2005
                                        ----------------------------------------------------------
                                        Available-for-Sale Securities  Held-to-Maturity Securities
                                        -----------------------------  ---------------------------
                                          Amortized         Fair         Amortized       Fair
                                             Cost           Value          Cost          Value
                                         ------------   ------------   ------------   ------------
Due in one year or less                  $  3,294,261   $  3,246,258   $         --   $         --
Due after one year through five years      23,168,925     22,936,756             --             --
Due after five years through ten years     32,423,441     31,417,479             --             --
Due after ten years                        44,004,681     44,041,241             --             --
                                         ------------   ------------   ------------   ------------
                                          102,891,308    101,641,734             --             --
Mortgage-backed securities                 82,236,564     79,294,105         49,035         47,933
                                         ------------   ------------   ------------   ------------
   TOTAL DEBT SECURITIES                 $185,127,872   $180,935,839   $     49,035   $     47,933
                                         ============   ============   ============   ============

For the years ended December 31, 2005, 2004 and 2003, proceeds from the sales of available for sale securities were $9,687,181 $38,877,863 and $28,554,750, respectively. Gross gains of $78,949, $34,450 and $293,021, respectively, were realized on these sales.

Investment securities with a carrying value of $116,818,000 and $87,645,000 were pledged as collateral to secure treasury tax and loan, trust assets, securities sold under agreements to repurchase and public funds at December 31, 2005 and 2004, respectively.


NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2005, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                     2005               2004
                                                 -----------        -----------
Balance at the beginning of year                 $ 2,800,077        $ 2,579,194
Advances                                             881,589            960,934
Repayments                                          (426,773)          (501,502)
Other changes                                       (380,113)          (238,549)
                                                 -----------        -----------
BALANCE AT END OF YEAR                           $ 2,874,780        $ 2,800,077
                                                 ===========        ===========

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - LOANS, ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING LOANS A summary of loans at December 31, 2005 and 2004 is as follows:
                                                     2005              2004
                                                 -------------    -------------
Real estate--residential mortgage                $ 145,927,290    $ 148,661,814
Real estate--commercial mortgage                    42,144,448       33,655,103
Real estate--construction                           28,549,180       11,596,972
Commercial                                          21,150,306       17,910,953
Installment                                          4,334,274        6,315,197
Other                                                   47,091           80,118
                                                 -------------    -------------
                                   TOTAL LOANS     242,152,589      218,220,157
Net deferred loan origination cost                     288,761          198,541
Allowance for loan losses                           (1,759,611)      (1,389,947)
                                                 -------------    -------------

                                     NET LOANS   $ 240,681,739    $ 217,028,751
                                                 =============    =============

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003, were as follows:

                                                       2005           2004           2003
                                                   -----------    -----------    -----------
Balance at beginning of year                       $ 1,389,947    $ 1,149,454    $ 1,011,052
Provision for loan losses                              342,028        360,000        300,000
Loans charged off                                      (97,565)      (184,970)      (309,337)
Recoveries of loans previously charged off             125,201         65,463        147,739
                                                   -----------    -----------    -----------
                          BALANCE AT END OF YEAR   $ 1,759,611    $ 1,389,947    $ 1,149,454
                                                   ===========    ===========    ===========

A summary of nonperforming loans follows:
                                                           2005         2004
                                                        ----------   ----------
Non-accrual loans                                       $  273,330   $1,634,999
Accruing loans contractually past due 90 days or more        4,884           --
                                                        ----------   ----------
                                                 TOTAL  $  278,214   $1,634,999
                                                        ==========   ==========

If interest income on non-accrual loans throughout the year had been recognized in accordance with the loans' contractual terms, approximately $9,000, $14,000 and $73,000 of additional interest would have been recorded for the years ended December 31, 2005, 2004 and 2003, respectively.

The  following   information  relates  to  impaired  loans,  which  include  all nonaccrual loans and other loans past due 90 days or more, and all restructured loans, as of and for the years ended December 31, 2005and 2004:

                                                                                 2005         2004
                                                                              ----------   ----------
Loans receivable for which there is a related allowance for loan losses determined:
     Based on discounted cash flows                                           $   12,000   $   39,000
     Based on the fair value of collateral                                            --      148,000
                                                                              ----------   ----------
                                                                      Total   $   12,000   $  187,000
                                                                              ==========   ==========


Loans receivable for which there is no related allowance for loan losses determined:
     Based on discounted cash flows                                           $  266,000   $1,448,000
     Based on the fair value of collateral                                            --           --
                                                                              ----------   ----------
                                                                      Total   $  266,000   $1,448,000
                                                                              ==========   ==========
Allowance for loan losses related to impaired loans                           $   12,000   $  187,000
                                                                              ==========   ==========


Additional information related to impaired loans is as follows:

                                                 2005        2004        2003
                                              ----------  ----------  ----------

Average recorded investment in impaired loans $  985,000  $1,236,000  $1,350,000
                                              ==========  ==========  ==========
Interest income recognized                    $    5,000  $   94,000  $   70,000
                                              ==========  ==========  ==========
Cash interest received                        $   15,000  $  100,000  $  123,000
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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2005 and 2004 are as follows:

                                                           2005          2004
                                                        ----------    ----------
Land                                                    $1,081,345    $  674,849
Buildings                                                4,205,304     3,037,633
Furniture and fixtures                                   2,640,197     2,429,781
Leasehold improvements                                     260,080       260,080
                                                        ----------    ----------
                                                         8,186,926     6,402,343
Less accumulated depreciation and amortization           3,939,598     3,632,516
                                                        ----------    ----------
                                                        $4,247,328    $2,769,827
                                                        ==========    ==========

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2005, 2004 and 2003 was $401,740, $360,933 and $310,120
respectively.

NOTE G - LEASE COMMITMENTS

At December 31, 2005, the Company was obligated under various noncancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. The Company also pays certain executory costs under these leases. Net rent expense under operating leases was approximately $153,000, $151,000 and $149,000 for 2005, 2004 and 2003 respectively. The future minimum payments under operating leases are as follows:

                           2006                  $     129,000
                           2007                         67,000
                           2008                         18,000
                           2009                          5,000
                                                 -------------
                           Total                 $     219,000
                                                 =============


NOTE H - BORROWINGS

Federal Home Loan Bank Borrowings
---------------------------------
The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), is required to maintain as collateral, an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. Purchases of Federal Home Loan Bank stock totaled $1,018,300 during 2005 and $793,100 during 2004. The 2005 and 2004 increases in FHLBB stock are due to capital structure changes implemented during the second quarter of 2004 by the Federal Home Loan Bank of Boston (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to obtain additional advances up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advances are used as collateral. At December 31, 2005 advances under the Federal Home Loan Bank line of credit totaled $17,116,000. At December 31, 2004 there were no Federal Home Loan Bank advances under the line of credit. At December 31, 2005 and 2004, other outstanding advances from the FHLBB aggregated $56,500,000 and $29,500,000, respectively, at interest rates ranging from 2.33% to 4.38%, and 2.23% to 3.76%, respectively.

Repurchase Agreements with Financial Institutions
-------------------------------------------------
At December 31, 2005 and 2004, securities sold under agreements to repurchase totaled $66,700,000 and $59,900,000, respectively, at interest rates ranging from 2.10% to 4.58%, and 1.44% to 3.27%, respectively.

Junior Subordinated Debt Issued by Unconsolidated Trust
-------------------------------------------------------
During 2003, the Company formed First Litchfield Statutory Trust I (the "Trust") and owns all of the Trust's common securities. The Trust has no independent assets or operations, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.

The Trust issued $6,800,000 of trust preferred securities in 2003. Pursuant to FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," issued in December 2003, the Trust is not included in the consolidated financial statements. As a result, the consolidated balance sheet as of December 31, 2005 and 2004 includes $7,011,000 of junior subordinated debt issued by unconsolidated trust. The Company's investment in the Trust of $211,000 is included in other assets.

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

The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month LIBOR plus 3.10% (7.62% at December 31, 2005), mature on June 26, 2033 and can be redeemed at the Company's option beginning in 2008.

The trust securities also bear interest at three month LIBOR plus 3.10%. The duration of the Trust is thirty-five years, however the trust securities are redeemable at par at the Trust's option beginning in 2008.

The contractual maturities of the Company's borrowings at December 31, 2005, by year, are as follows:


                                      Fixed          Floating
                                      Rate             Rate             Total
                                  ------------     ------------     ------------
  2006                            $ 44,116,000     $         --     $ 44,116,000
  2007                              35,150,000               --       35,150,000
  2008                              21,500,000               --       21,500,000
  2009                               4,550,000               --        4,550,000
  2010                               5,000,000               --        5,000,000
  Thereafter                        30,000,000        7,011,000       37,011,000
                                  ------------     ------------     ------------
TOTAL LONG-TERM DEBT              $140,316,000     $  7,011,000     $147,327,000
                                  ============     ============     ============

NOTE I - DEPOSITS
A summary of deposits at December 31, 2005 and 2004 is as follows:

                                                        2005             2004
                                                   ------------     ------------
Noninterest bearing:
    Demand                                         $ 66,907,502     $ 58,409,685
Interest bearing:
    Savings                                          48,502,205       57,934,199
   Money market                                      79,241,996       98,585,769
    Time certificates of deposit in
        denominations of $100,000 or more            27,134,125       25,823,673
    Other time certificates of deposit               56,084,533       60,094,053
                                                   ------------     ------------
                                                    210,962,859      242,437,694
                                                   ------------     ------------
                                                   $277,870,361     $300,847,379
                                                   ============     ============

Included in deposits as of December 31, 2005 and 2004 are approximately $3,073,000 and $4,318,000, respectively, of brokered deposits which have varying maturities through May 2007 and September 2006, respectively.

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2005:

                           2006                 $   58,422,710
                           2007                     22,109,509
                           2008                      1,198,525
                           2009                        235,965
                           2010 and thereafter       1,251,949
                                                --------------
                           Total                $   83,218,658
                                                ==============

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$2,941,815 and $3,954,884 at December 31, 2005 and 2004, respectively.

NOTE J - INCOME TAXES
The components of the income tax provision are as follows:

                                           2005           2004          2003
                                       -----------    -----------   -----------

Current Provision:
  Federal                              $ 1,546,999    $ 1,292,760   $   979,614

Deferred (Benefit) Provision:
  Federal                                  (35,656)       228,202       (98,518)
                                       -----------    -----------   -----------

        Total                          $ 1,511,343    $ 1,520,962   $   881,096
                                       ===========    ===========   ===========


A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                               2005                    2004                    2003
                                                       ------------------     ------------------     -------------------
Provision for income taxes at statutory Federal rate   $ 1,886,060     34%    $ 1,848,647     34%    $ 1,246,957     34%
Increase (decrease) resulting from:
  Tax exempt income                                       (305,425)    (6)       (245,138)    (4)       (261,360)    (7)
  Nondeductible interest expense                            22,783      1          15,244     --          17,726     --
  Other                                                    (92,075)    (2)        (97,791)    (2)       (122,227)    (3)
                                                       ------------------     ------------------     ------------------

Provision for income taxes                             $ 1,511,343     27%    $ 1,520,962     28%    $   881,096     24%
                                                       ==================     ==================     ==================

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

                                                          2005          2004
                                                      -----------   -----------
Deferred tax assets:
   Allowance for loan losses                          $   598,267   $   472,581
   Depreciation                                            60,137        44,366
   Accrued expenses                                       241,831       247,805
   Unrealized loss on available for sale securities     1,437,355       629,792
                                                      -----------   -----------
     Total gross deferred tax assets                    2,337,590     1,394,544
                                                      -----------   -----------

Deferred tax liabilities:
   Tax bad debt reserve                                  (162,932)     (153,536)
   Prepaid pension costs                                 (247,896)     (255,960)

   Net deferred loan costs                                (98,179)      (67,504)
   Prepaid expenses and other                             (16,467)       (9,521)
                                                      -----------   -----------
     Total gross deferred tax liabilities                (525,474)     (486,521)
                                                      -----------   -----------

Net deferred tax asset                                $ 1,812,116   $   908,023
                                                      ===========   ===========

Based on the Company's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Company's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2005, 2004 and 2003.

NOTE K - EMPLOYEE BENEFITS

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. During the first quarter of 2005, the Bank's pension plan was curtailed. Because of this action, no contributions to the Plan are estimated to be made by the Bank during 2006. Prior to the Plan's curtailment, the Bank's funding policy was to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank determined to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method.

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2005, 2004 and 2003 using a measurement date of December 31:

Change in benefit obligation                          2005           2004           2003
                                                  -----------    -----------    -----------
   Benefit obligation, beginning                  $ 3,567,063    $ 3,309,744    $ 2,518,601
   Service cost                                            --        259,555        205,147
   Interest cost                                      210,062        192,198        185,163
   Change in assumptions due to plan amendments       813,887             --             --
   Actuarial gain                                     (38,658)       (51,602)       673,943
   Curtailment gain                                  (644,297)            --             --
   Benefits paid                                     (321,074)      (142,832)      (273,110)
                                                  -----------    -----------    -----------
   Benefit obligation, ending                       3,586,983      3,567,063      3,309,744
                                                  -----------    -----------    -----------

Change in plan assets:
   Fair value of plans assets, beginning            3,077,431      2,736,414      2,424,382
   Actual return on plan assets                       224,781        196,749        377,488
   Employer contribution                                   --        287,100        207,654
   Benefits paid                                     (321,074)      (142,832)      (273,110)
                                                  -----------    -----------    -----------
   Fair value of plan assets, ending                2,981,138      3,077,431      2,736,414
                                                  -----------    -----------    -----------

Funded status                                        (605,845)      (489,632)      (573,330)
Unrecognized net actuarial gain                     1,334,951      1,248,449      1,318,363
Unrecognized service cost                                  --             --             --
                                                  -----------    -----------    -----------
Prepaid benefit cost                              $   729,106    $   758,817    $   745,033
                                                  ===========    ===========    ===========

The accumulated benefit obligation was $2,868,637 and $2,625,352 at December 31, 2005 and 2004, respectively.


Components of net periodic benefit cost:                          2005            2004            2003
                                                              -----------     -----------     -----------
   Service cost                                               $        --     $   259,555     $   205,147
   Interest cost                                                  210,062         192,198         185,163

   Expected return on plan assets                                (233,238)       (226,290)       (225,009)
   Amortization of prior service cost                                  --              --         (27,235)
   Amortization of unrealized loss                                 52,887          47,853          12,338
                                                              -----------     -----------     -----------
   Net periodic benefit cost                                  $    29,711     $   273,316     $   150,404
                                                              ===========     ===========     ===========

Weighted-average assumptions used to determine benefit
  obligations at December 31:
   Discount rate                                                     5.50%           6.00%
   Rate of compensation increase                                      N/A            5.00%

Weighted-average assumptions used to determine net periodic
  benefit cost for years ended December 31:
   Discount rate                                                     5.50%           6.00%           7.00%
   Expected return on plan assets                                    7.50%           7.50%           7.50%
   Rate of compensation increase                                      N/A            5.00%           5.00%

The pension expense for the Plan was $29,711, $273,316 and $150,404 for the years ended December 31, 2005, 2004 and 2003, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Plan assets of 7.50% each year. In developing the expected long-term rate of return assumption, management evaluated input from its investment advisor and actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Management anticipates that investments will continue to generate long-term returns averaging at least 7.50%. Management regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. Management continues to believe that 7.50% is a conservatively reasonable long-term rate of return on Plan assets. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Bank's pension plan weighted average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

                                         Percentage of
                                       Plan Assets as of
                                         December 31,
Asset Category                          2005      2004
--------------                         ----------------
Cash and receivables                        2%       10%
Corporate debt and equity securities       15%       17%
Pooled funds/Mutual funds                  63%       62%
Government securities                      20%       11%
                                       ------    ------
Total                                     100%      100%
                                       ======    ======

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

 The portfolio is managed according to a standard Growth and Income Investment Objective model. The target asset allocation is 60% equity and 40% fixed income exposure. Rebalancing takes place when the investment mix varies more than 5% of its Investment Objective model. Equity plan assets are further diversified in investment styles ranging from large cap, mid cap, small cap and international through the investment in five equity mutual funds. Individual corporate, government agency and municipal bonds/notes provide fixed income for the plan and are diversified by type, credit quality and duration. The fifteen to twenty fixed income investments are laddered by maturity in order to mitigate interest rate sensitivity and income fluctuations over time.


The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                      2006                      $ 185,000
                      2007                        194,000

                      2008                        190,000
                      2009                        186,000
                      2010                        188,000
                      2011-2015                 1,076,000

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the year ended December 31, 2005, the Bank made matching contributions equal to 50% of participant contributions up to the first 6% of pre-tax compensation of a contributing participant. The Bank also made a contribution of 3% of pre-tax compensation for all eligible participants regardless of whether the participant made voluntary contributions to the 401(k) plan. For the years ended December 31, 2004 and 2003, the Bank made matching contributions equal to 50% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $178,279, $57,432 and $54,632 for 2005, 2004 and 2003, respectively.

OTHER BENEFIT PLANS: Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 2005 and 2004, accrued supplemental retirement benefits of $10,000 and $26,946, respectively, are recognized in the Company's balance sheet related to this plan. Payments to this retiree will be $5,000 per year through 2007.

Beginning in 1996, the Company offers directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The value (on a market basis for 2005 and a cost basis for 2004) of the related trust assets and corresponding liability of $313,579 and $367,738 at December 31, 2005, and 2004, respectively are included in the Company's balance sheet. During 2005, the plan was amended to cease the deferral of any future fees.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately, and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2005, 2004 and 2003, $132,938, $164,998 and $111,134,
respectively, were charged to operations under this plan. The related liability, of $387,688 and $334,153 at December 31, 2005 and 2004, respectively, is included in accrued expenses and other liabilities. At December 31, 2005 and 2004, unvested benefits earned under this plan were approximately $167,000 and $127,000, respectively.


In 2005, the Bank established an Employee Stock Ownership Plan ("ESOP"), for the benefit of its eligible employees. The ESOP invests in the stock of the Company providing participants with the opportunity to participate in any increases in the value of Company stock. Under the ESOP, eligible employees are awarded shares of the Company's stock which are allocated among participants in the ESOP in proportion to their compensation. For the year ended December 31, 2005, $70,476 was charged to operations under the ESOP, however the Company has not contributed any shares to the ESOP as of December 31, 2005.


The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain current and former directors and officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans. These policies have aggregate cash surrender values of approximately $9,264,000 and $8,906,000 at December 31, 2005 and 2004,
respectively. In addition, these assets are unsecured and are maintained with six insurance carriers.

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

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

In November 2005, 2004 and 2003, the Board of Directors declared 5% stock dividends payable on December 30, 2005, December 31, 2004 and December 31, 2003, respectively. Payment of these dividends resulted in the issuance of 106,787, 101,242 and 94,896 additional common shares in December 2005, 2004 and 2003, respectively. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to capital surplus. Fractional shares were payable in cash on an equivalent share basis of $27.80 for the 2005 stock dividend and $27.00 for the 2004 stock dividend and $19.50 for the 2003 stock dividend. Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

The following is information about the computation of net income per share for the years ended December 31, 2005, 2004 and 2003. The 2004 and 2003 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                            For the Year Ended December 31, 2005
                                            ------------------------------------
                                               Net                    Per Share
                                             Income        Shares       Amount
                                            ----------   ----------   ----------
Basic Net Income Per Share
   Income available to common stockholders  $4,035,891    2,131,041   $     1.89
                                                                      ==========
Effect of Dilutive Securities
   Options Outstanding                              --       21,901
                                            ----------   ----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                 $4,035,891    2,152,942   $     1.87
                                            ==========   ==========   ==========


                                            For the Year Ended December 31, 2004
                                            ------------------------------------
                                               Net                    Per Share
                                             Income        Shares       Amount
                                            ----------   ----------   ----------
Basic Net Income Per Share
   Income available to common stockholders  $3,916,235    2,117,175   $     1.85
                                                                      ==========
Effect of Dilutive Securities
   Options Outstanding                              --       28,968
                                            ----------   ----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                 $3,916,235    2,146,143   $     1.82
                                            ==========   ==========   ==========


                                            For the Year Ended December 31, 2003
                                            ------------------------------------
                                               Net                    Per Share
                                             Income        Shares       Amount
                                            ----------   ----------   ----------
Basic Net Income Per Share
   Income available to common stockholders  $2,786,424    2,076,674   $     1.34
                                                                      ==========
Effect of Dilutive Securities
   Options Outstanding                              --       43,292
                                            ---------   ----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                 $2,786,424    2,119,966   $     1.31
                                            ==========   ==========   ==========

NOTE M - STOCK OPTION PLANS

At December 31, 2005, the Company had one fixed option plan, which is described below. The Company has elected to apply APB Opinion No. 25 to account for the stock options granted to employees, including directors, and accordingly, no compensation cost has been recognized in the consolidated statements of income for the fixed stock option plan.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 3,376 shares of the Company's common stock. Automatic annual grants of an additional 573 shares for each director were given for each of the four following years.

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

Activity in the option plan for officers and outside directors for 2005, 2004 and 2003 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                            2005                          2004                           2003
                                 ---------------------------   ---------------------------   ---------------------------
                                                Weighted                      Weighted                       Weighted
                                 Number of  Average Exercise   Number of  Average Exercise   Number of  Average Exercise
                                 Shares      Price Per Share   Shares      Price Per Share   Shares      Price Per Share
                                 ---------------------------   ---------------------------   ---------------------------

Options outstanding at the
   beginning of the year               38,608           9.96         74,110           8.98        108,558           8.49
      Granted                              --             --             --             --             --             --
      Exercised                         9,643           7.65         35,502           7.91         34,448           7.42
      Cancelled                            --             --             --             --             --             --
                                 ---------------------------   ---------------------------   ---------------------------
Options outstanding and
    exercisable at end of year         28,965          10.74         38,608           9.96         74,110           8.98
                                 ===========================   ===========================   ===========================

At December 31, 2005, exercise prices ranged from $7.63 to $13.15 with an average remaining contractual life of 2.2 years and a weighted average exercise price of $10.74.

Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 28,965.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2005, the Bank had retained earnings of approximately $22,174,000, of which approximately $8,022,000 was available for distribution to the Company as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. At December 31, 2005, the amount available for transfer from the Bank to the Company in the form of loans is limited to 10% of the Bank's capital stock and surplus.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2005 and 2004 related to these items are summarized below:

                                                         2005              2004
                                                   ---------------   ---------------
                                                   Contract Amount   Contract Amount
Loan commitments:
   Approved mortgage and equity loan commitments   $    10,021,000   $    20,709,000
   Unadvanced portion of construction loans             13,141,000        10,827,000
   Unadvanced portion of:
     Commercial lines of credit                         20,524,000        10,716,000
     Home equity lines of credit                        25,472,000        24,134,000
     Overdraft protection                                  627,000           607,000
     Credit Cards                                        2,511,000         2,238,000
     Floor plans                                                --         1,101,000
Standby letters of credit                                2,620,000         1,176,000
                                                   ---------------   ---------------
                                                   $    74,916,000   $    71,508,000
                                                   ===============   ===============

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on the above are primarily variable. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2005 and 2004.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings which arose during the course of business and are pending against the Company. Management believes the ultimate resolution of these actions and the liability, if any, resulting from such actions will not materially affect the financial condition or results of operations of the Company.

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2005 and 2004, the Bank paid approximately $119,000 and $201,000, respectively, for rent and legal fees, to companies, the principals of which are Directors of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2005 the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.


The Company's and Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                   Minimum Required  To Be Well Capitalized
                                                                     For Capital     Under Prompt Corrective
                                                Actual            Adequacy Purposes      Action Purposes
                                         --------------------    -------------------  --------------------
                                           Amount       Ratio       Amount     Ratio    Amount       Ratio
                                         -----------    -----    -----------   -----  -----------    -----
As of December 31, 2005:

The Company
-----------
Total Capital to Risk Weighted Assets    $37,252,000    14.12%   $21,106,000     8%           N/A      N/A
Tier I Capital to Risk Weighted Assets    35,493,000    13.45     10,556,000     4            N/A      N/A
Tier I Capital to Average Assets          35,493,000     7.80     18,202,000     4            N/A      N/A

The Bank
--------
Total Capital to Risk Weighted Assets    $34,182,000    13.00%   $21,035,000     8%   $26,294,000       10%
Tier I Capital to Risk Weighted Assets    32,423,000    12.33     10,518,000     4     15,778,000        6
Tier I Capital to Average Assets          32,423,000     7.14     18,164,000     4     22,705,000        5

As of December 31, 2004:

The Company
-----------
Total Capital to Risk Weighted Assets    $33,958,000    14.91%   $18,220,000     8%           N/A      N/A
Tier I Capital to Risk Weighted Assets    32,568,000    14.30      9,110,000     4            N/A      N/A
Tier I Capital to Average Assets          32,568,000     7.61     17,119,000     4            N/A      N/A

The Bank
--------
Total Capital to Risk Weighted Assets    $31,104,000    13.70%   $18,163,000     8%   $22,704,000       10%
Tier I Capital to Risk Weighted Assets    29,714,000    13.09      9,080,000     4     13,620,000        6
Tier I Capital to Average Assets          29,714,000     6.95     17,102,000     4     21,377,000        5

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

Management uses its best judgement in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either

December 31, 2005 or 2004. The estimated fair value amounts for 2005 and 2004 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

The recorded book balances and estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 are as follows:

                                                   2005                         2004
                                       ---------------------------   ---------------------------
                                           Book        Estimated         Book        Estimated
                                           Value       Fair Value        Value       Fair Value
                                       ------------   ------------   ------------   ------------
Financial Assets:
Cash and due from banks                $ 18,711,537   $ 18,711,537   $ 12,222,713   $ 12,222,713
Available for sale securities           182,900,358    182,900,358    173,793,755    173,793,755
Held to maturity securities                  49,035         47,933         70,946         70,196
Federal Home Loan Bank stock              4,201,200      4,201,200      3,182,900      3,182,900
Federal Reserve Bank stock                  225,850        225,850        225,850        225,850
Other restricted stock                       50,000         50,000         50,000         50,000
Loans, net                              240,681,739    235,006,485    217,028,751    216,378,253
Accrued interest receivable               2,349,092      2,349,092      2,005,064      2,005,064

Financial Liabilities:
Savings deposits                         48,502,205     48,502,205     57,934,199     57,934,199

Money market and demand deposits        146,149,498    146,149,498    156,995,454    156,995,454
Time certificates of deposit             83,218,658     83,382,968     85,917,726     86,551,569
Federal Home Loan Bank advances          73,616,000     72,488,403     29,500,000     29,191,357
Repurchase agreements with
  financial institutions                 66,700,000     65,393,412     59,900,000     59,102,882
Repurchase agreements with customers      9,974,172      9,974,172        209,588        209,588
Subordinated debt                         7,011,000      7,011,000      7,011,000      7,011,000

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2005 and 2004.

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

NOTE S - OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                           2005
                                                                         ----------------------------------------
                                                                         Before-Tax                   Net-of-Tax
                                                                           Amount          Taxes        Amount
                                                                         -----------    -----------   -----------
Unrealized holding losses arising during the period                      $(2,296,237)   $   780,721   $(1,515,516)
Less: reclassification adjustment for gains recognized in net income         (78,949)        26,842       (52,107)
                                                                         -----------    -----------   -----------
Unrealized holding loss on available for sale securities, net of taxes   $(2,375,186)   $   807,563   $(1,567,623)
                                                                         ===========    ===========   ===========

                                                                                           2004
                                                                         ----------------------------------------
                                                                         Before-Tax                   Net-of-Tax
                                                                           Amount          Taxes        Amount
                                                                         -----------    -----------   -----------
Unrealized holding losses arising during the period                      $(1,650,622)   $   561,212   $(1,089,410)
Less: reclassification adjustment for gains recognized in net income         (34,450)        11,713       (22,737)
                                                                         -----------    -----------   -----------
Unrealized holding loss on available for sale securities, net of taxes   $(1,685,072)   $   572,925   $(1,112,147)
                                                                         ===========    ===========   ===========

                                                                                           2003
                                                                         ----------------------------------------
                                                                         Before-Tax                   Net-of-Tax
                                                                           Amount          Taxes        Amount
                                                                         -----------    -----------   -----------
Unrealized holding losses arising during the period                      $(1,329,208)   $   451,930   $  (877,278)
Less: reclassification adjustment for gains recognized in net income        (293,021)        99,627      (193,394)
                                                                         -----------    -----------   -----------
Unrealized holding loss on available for sale securities, net of taxes   $(1,622,229)   $   551,557   $(1,070,672)
                                                                         ===========    ===========   ===========

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION


FIRST LITCHFIELD FINANCIAL CORPORATION
Condensed Balance Sheets                                      December 31,
                                                      -------------------------
                                                           2005          2004
                                                      -----------   -----------
Assets
Cash and due from banks                               $ 2,973,162   $ 2,655,571
Investment in The First National Bank of Litchfield    29,700,579    28,491,104
Investment in First Litchfield Statutory Trust            211,000       211,000
Other assets                                              423,647       487,925
                                                      -----------   -----------

Total Assets                                          $33,308,388   $31,845,600
                                                      ===========   ===========

Liabilities and Shareholders' Equity
Liabilities:
Subordinated debt                                     $ 7,011,000   $ 7,011,000
Other liabilities                                         327,651       288,927
                                                      -----------   -----------
Total Liabilities                                       7,338,651     7,299,927
                                                      -----------   -----------

Shareholders' equity                                   25,969,737    24,545,673
                                                      -----------   -----------
Total Liabilities and Shareholders' Equity            $33,308,388   $31,845,600
                                                      ===========   ===========


Condensed Statements of Income                                         Years Ended December 31,
                                                                 -----------------------------------------
                                                                    2005           2004           2003
                                                                 -----------    -----------    -----------
Dividends from subsidiary                                        $ 1,600,000    $   955,000    $   908,000
Other expenses, net                                                  516,979        392,822        220,494
                                                                 -----------    -----------    -----------
Income before taxes and equity in earnings of subsidiary           1,083,021        562,178        687,506
Income tax benefit                                                   175,772        133,366         74,968
                                                                 -----------    -----------    -----------
Income before equity in undistributed earnings of subsidiary       1,258,793        695,544        762,474
Equity in undistributed earnings of subsidiary                     2,777,098      3,220,691      2,023,950
                                                                 -----------    -----------    -----------

Net income                                                       $ 4,035,891    $ 3,916,235    $ 2,786,424
                                                                 ===========    ===========    ===========


Condensed Statements of Cash Flows                                       Years Ended December 31,
                                                                 -----------------------------------------
                                                                    2005           2004           2003
                                                                 -----------    -----------    -----------
Cash flows from operating activities:
Net Income                                                       $ 4,035,891    $ 3,916,235    $ 2,786,424
Adjustments to reconcile net income
    to cash provided by operating activities:
    Equity in undistributed earnings of subsidiary                (2,777,098)    (3,220,691)    (2,023,950)
    Other, net                                                       127,013         31,129         (4,645)
                                                                 -----------    -----------    -----------
Cash provided by operating activities                              1,385,806        726,673        757,829
                                                                 -----------    -----------    -----------

Cash flows from investing activities:

  Investment in First Litchfield Statutory Trust                          --             --       (211,000)
  Investment in The First National Bank of Litchfield                     --             --     (4,800,000)
                                                                 -----------    -----------    -----------
Cash used in investing activities                                         --             --     (5,011,000)
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
    Stock options exercised                                           73,747        280,782        255,530
    Distribution in cash for fractional shares of common stock        (5,952)        (6,392)        (4,465)
   Proceeds from issuance of subordinated debt                            --             --      7,011,000
    Debt issuance costs                                                   --             --       (204,000)
   Dividends paid on common stock                                 (1,136,010)      (920,061)      (715,949)
                                                                 -----------    -----------    -----------

    Cash (used in) provided by financing activities               (1,068,215)      (645,671)     6,342,116
                                                                 -----------    -----------    -----------
    Net increase in cash and cash equivalents                        317,591         81,002      2,088,945
Cash and cash equivalents at the beginning of the year             2,655,571      2,574,569        485,624
                                                                 -----------    -----------    -----------

Cash and cash equivalents at the end of the year                   2,973,162      2,655,571      2,574,569
                                                                 ===========    ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company or the Bank during the 24 month period prior to December 31, 2005, or subsequently.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401 and 405 of Regulation S-K is incorporated into this Form 10-K by reference to the Company's Definitive Proxy Statement (the "Definitive Proxy Statement") for its 2006 Annual Meeting of Shareholders.

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

10.58 Executive Change in Control Agreement between Robert E. Teittinen and the Company and the Bank. Exhibit is incorporated by reference to Exhibit 10.58 set forth in the Company's 10-Q for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on November 14, 2005.

10.59        The  First   National  Bank  of  Litchfield   Executive   Incentive
             Retirement Agreement between Robert E. Teittinen and the Bank dated November 21, 2005.

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

Dated:  March 30, 2006                  FIRST LITCHFIELD FINANCIAL CORPORATION


                                         By:   /s/ Joseph J. Greco
                                             ---------------------------------
                                             Joseph J. Greco, President and
                                             Chief Executive Officer


Dated:  March 30, 2006                   By:   /s/ Carroll A. Pereira
                                             ---------------------------------
                                             Carroll A. Pereira,
                                             Principal Accounting Officer
                                             and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                   Title                          Date
----                                   -----                          ----

  /s/ Joseph J. Greco                  President, Chief Executive     3/30/06
----------------------------
Joseph J. Greco                        Officer and Director

  /s/ Perley H. Grimes,Jr.             Director                       3/30/06
----------------------------
Perley H. Grimes, Jr.

 /s/ Kathleen A. Kelley                Director                       3/30/06
----------------------------
Kathleen A. Kelley

 /s/ George M. Madsen                  Director                       3/30/06
----------------------------
George M. Madsen

  /s/ Alan B. Magary                   Director                       3/30/06
----------------------------
Alan B. Magary

  /s/ Gregory Oneglia                  Director                       3/30/06
----------------------------
Gregory Oneglia

  /s/ Charles E.Orr                    Director                       3/30/06
---------------------------
 Charles E. Orr

  /s/ William J. Sweetman              Director                       3/30/06
----------------------------
William J. Sweetman

  /s/ H. Ray Underwood                 Director                       3/30/06
----------------------------
H. Ray Underwood

  /s/ Patricia D. Werner               Director                       3/30/06
----------------------------
Patricia D. Werner