Form 10-K/A
period 2005-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2006-05-09
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2005
                                   -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ___________________

                           Commission File No. 0-28815

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


                      [Documents Incorporated by Reference]

                                      None

Explanatory Paragraph

         The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as originally filed on March 31, 2006 with the SEC (the "Original Filing") for the purpose of: amending a portion of Part IV, Item 15 - Exhibits and Financial Statement Schedules to include an Exhibit 10.60 - First National Bank of Litchfield Deferred Directors' Fee Plan.

         Except for the amendment described above, this Amendment No. 1 to Form 10-K does not modify the Original Filing. In accordance with SEC rules, new Certifications relating to this Amendment No. 1 are also being filed herewith.

                                TABLE OF CONTENTS
                                -----------------


PART IV                                                                     Page
-------

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                            1
                                                                             ---
SIGNATURES                                                                    5
----------                                                                   ---

EXHIBIT INDEX                                                                 6
-------------                                                                ---

PART IV.
--------

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

10.59 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Robert E. Teittinen and the Bank dated November 21, 2005. Exhibit is incorporation by reference to Exhibit 10.59 set forth in the Company's 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

10.60       First National Bank of Litchfield Deferred Directors' Fee Plan.

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


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST LITCHFIELD FINANCIAL CORPORATION

Date:  May 8, 2006                        By:  /s/ Carroll A. Pereira
                                               Carroll A. Pereira
                                               (Duly Authorized Representative)

EXHIBIT INDEX

Exhibit No.          Document
-----------          --------
   31.1              Certification of Chief Executive Officer of the Company
   31.2              Certification of Chief Financial Officer of the Company
   32.0              Certification pursuant to 18 U.S.C. Section 1350 as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002