Form 10-Q
period 2006-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2006-05-15
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                 For the Quarterly period ended: March 31, 2006

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

                             Yes [_]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,136,370 shares of Common Stock, par value $.01 per share, were outstanding at April 28, 2006.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                Page
                                                                                ----
Part I - Financial Information

Item 1 - Financial Statements

        Consolidated Balance Sheets - March 31, 2006 and
        December 31, 2005 (unaudited) ...........................................3

        Consolidated Statements of Income - Three months ended
        March 31, 2006 and 2005 (unaudited) .....................................4

        Consolidated Statements of Comprehensive Income - Three months ended
        March 31, 2006 and 2005 (unaudited) .....................................5

        Consolidated Statements of Cash Flows - Three months ended
        March 31, 2006 and 2005 (unaudited) .....................................6

        Notes to Consolidated Financial Statements  (unaudited) .................8

        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ............................................13

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....20

        Item 4 - Controls and Procedures .......................................21


Part II - Other Information

        Item 1 - Legal Proceedings .............................................21

        Item 1A - Risk Factors .................................................22

        Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ...22

        Item 3 - Defaults Upon Senior Securities ...............................22

        Item 4 - Submission of Matters to a Vote of Security Holders ...........22

        Item 5 - Other Information .............................................22

        Item 6 - Exhibits ......................................................23

Signatures .....................................................................24



FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                      March 31,      December 31,
                                                                                   2006              2005
                                                                               -------------    -------------
(Unaudited)

ASSETS
    Cash and due from banks                                                    $  10,950,934    $  18,711,537
                                                                               -------------    -------------
                                              CASH AND CASH EQUIVALENTS           10,950,934       18,711,537
                                                                               -------------    -------------
   Securities:
     Available for sale securities, at fair value                                178,796,750      182,900,358
     Held to maturity securities (fair value $46,843-2006 and $47,933-2005)           47,640           49,035
                                                                               -------------    -------------
                                                       TOTAL SECURITIES          178,844,390      182,949,393
                                                                               -------------    -------------

   Federal Home Loan Bank stock, at cost                                           4,201,200        4,201,200
   Federal Reserve Bank stock, at cost                                               225,850          225,850
   Other restricted stock, at cost                                                    80,000           50,000

   Loans Receivable, net of allowance for loan losses of
                 $1,868,361 -2006, $1,759,611-2005
                                                              NET LOANS          244,878,556      240,681,739

   Premises and equipment, net                                                     4,607,230        4,247,328
   Deferred income taxes                                                           2,440,487        1,812,116
   Accrued interest receivable                                                     2,658,367        2,349,092
   Cash surrender value of insurance                                               9,366,237        9,263,737
   Other assets                                                                    2,590,016        3,068,954
                                                                               -------------    -------------

                                                           TOTAL ASSETS        $ 460,843,267    $ 467,560,946
                                                                               =============    =============

LIABILITIES
   Deposits:
     Noninterest bearing                                                       $  60,823,081    $  66,907,502
     Interest bearing                                                            216,718,029      210,962,859
                                                                               -------------    -------------
                                                         TOTAL DEPOSITS          277,541,110      277,870,361
                                                                               -------------    -------------

   Federal Home Loan Bank advances                                                65,303,000       73,616,000
   Repurchase agreements with financial institutions                              62,700,000       66,700,000
   Repurchase agreements with customers                                           20,735,368        9,974,172
   Junior subordinated debt issued by unconsolidated trust                         7,011,000        7,011,000
   Due to broker for security purchases                                                   --        3,675,373
    Accrued expenses and other liabilities                                         2,499,927        2,744,303
                                                                               -------------    -------------

                                                      TOTAL LIABILITIES          435,790,405      441,591,209
                                                                               -------------    -------------

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2006 - Issued - 2,246,815 shares, outstanding - 2,136,370 shares
     2005 - Issued - 2,246,815 shares, outstanding - 2,136,370 shares                 22,468           22,468
   Capital surplus                                                                22,995,010       22,995,010
   Retained earnings                                                               6,746,383        6,443,479
   Less: Treasury stock at cost- 110,445 shares                                     (701,061)        (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                              (4,009,938)      (2,790,159)
                                                                               -------------    -------------
                                             TOTAL SHAREHOLDERS' EQUITY           25,052,862       25,969,737
                                                                               -------------    -------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 460,843,267    $ 467,560,946
                                                                               =============    =============

See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,                                                 2006         2005
                                                                          ----------   ----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                             $3,824,615   $3,285,612
                                                                          ----------   ----------

   Interest and dividends on securities:
      Mortgage-backed securities                                             860,993    1,035,293
      US Treasury and other securities                                       714,595      591,628
      State and municipal securities                                         369,210      195,669
      Corporate bonds and other securities                                   106,402       49,414
                                                                          ----------   ----------
           Total interest on securities                                    2,051,200    1,872,004
   Other interest income                                                       1,394        7,425
                                                                          ----------   ----------
                                     TOTAL INTEREST AND DIVIDEND INCOME    5,877,209    5,165,041
                                                                          ----------   ----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                                 24,628       29,565
      Money market                                                           302,286      239,858
      Time certificates of deposit in denominations of $100,000 or more      223,329      163,646
      Other time certificates of deposit                                     532,251      344,182
                                                                          ----------   ----------
                                             TOTAL INTEREST ON DEPOSITS    1,082,494      777,251
   Interest on Federal Home Loan Bank advances                               673,836      248,511
   Interest on repurchase agreements                                         729,545      426,947
   Interest on subordinated debt                                             129,527       96,025
                                                                          ----------   ----------
                                                 TOTAL INTEREST EXPENSE    2,615,402    1,548,734
                                                                          ----------   ----------
                                                    NET INTEREST INCOME    3,261,807    3,616,307
PROVISION FOR LOAN LOSSES                                                    105,000      100,623
                                                                          ----------   ----------
                                              NET INTEREST INCOME AFTER
                                              PROVISION FOR LOAN LOSSES    3,156,807    3,515,684
                                                                          ----------   ----------
NONINTEREST INCOME
   Banking service charges and fees                                          266,979      222,164
   Trust                                                                     259,976      228,673
   Other                                                                     140,540      162,966
                                                                          ----------   ----------
                                               TOTAL NONINTEREST INCOME      667,495      613,803
                                                                          ----------   ----------
NONINTEREST EXPENSE
   Salaries                                                                1,229,096    1,128,474
   Employee benefits                                                         424,608      381,117
   Net occupancy                                                             220,675      185,491
   Equipment                                                                 119,806      101,460
   Legal fees                                                                 50,978       36,307
   Directors fees                                                             40,525       37,070
   Computer services                                                         224,846      203,709
   Supplies                                                                   39,785       43,809
   Commissions, services and fees                                            144,491       67,411
   Postage                                                                    38,255       31,501
   Advertising                                                               104,417       64,310
   Other                                                                     458,767      383,483
                                                                          ----------   ----------
                                              TOTAL NONINTEREST EXPENSE    3,096,249    2,664,142
                                                                          ----------   ----------

                                             INCOME BEFORE INCOME TAXES      728,053    1,465,345
PROVISION FOR INCOME TAXES                                                   104,693      407,710
                                                                          ----------   ----------
                                                             NET INCOME   $  623,360   $1,057,635
                                                                          ==========   ==========

INCOME PER SHARE
                                             BASIC NET INCOME PER SHARE   $      .29   $      .50
                                                                          ==========   ==========
                                           DILUTED NET INCOME PER SHARE   $      .29   $      .49
                                                                          ==========   ==========
   DIVIDENDS PER SHARE                                                    $      .15   $      .14
                                                                          ==========   ==========

 See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended March 31,                                                   2006           2005
                                                                           -----------    -----------
Net income                                                                 $   623,360    $ 1,057,635
Unrealized holding losses on securities:
       Unrealized holding losses arising during the period, net of taxes    (1,219,779)    (1,517,855)
                                                                           -----------    -----------

Comprehensive loss                                                         $  (596,419)   $  (460,220)
                                                                           ===========    ===========



See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,                                                 2006            2005
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $    623,360    $  1,057,635
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                       51,221          85,237
       Provision for loan losses                                             105,000         100,623
       Depreciation and amortization                                         110,315          97,006
       Deferred tax benefit on stock options exercised                            --          11,250
       Increase in accrued interest receivable                              (309,275)       (137,396)
       Decrease in other assets                                              478,938         344,696
       Increase in cash surrender value of insurance                        (102,500)        (93,084)
             Increase in deferred loan origination costs                      (2,101)        (34,602)
       Decrease in accrued expenses and other liabilities                 (3,919,749)       (146,093)
                                                                        ------------    ------------

           Net cash (used in) provided by operating activities            (2,964,791)      1,285,272
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
       Proceeds from maturities and principal payments                     3,665,102       5,272,477
       Purchases                                                          (1,460,865)     (3,000,000)
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                         1,395           8,178
Purchase of restricted stock                                                 (30,000)             --
Net increase in loans                                                     (4,299,716)     (8,682,319)
Purchase of bank premises and equipment                                     (470,217)       (183,984)
                                                                        ------------    ------------

       Net cash used in investing activities                              (2,594,301)     (6,585,648)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings, money market and demand deposits                (17,645,359)     (3,913,192)
Net increase in certificates of deposit                                   17,316,108       2,258,234
Net (decrease) increase in short term Federal Home Loan Bank advances    (12,313,000)     11,496,000
Proceeds from Federal Home Loan Bank advances                              7,000,000       4,000,000
Repayments on Federal Home Loan Bank advances                             (3,000,000)     (9,000,000)
Net decrease in repurchase agreements with financial institutions         (4,000,000)             --
Net increase in repurchase agreements with customers                      10,761,196       2,307,412
Proceeds from the exercise of stock options                                       --          16,052
Dividends paid on common stock                                              (320,456)       (283,592)
                                                                        ------------    ------------

       Net cash (used in) provided by financing activities                (2,201,511)      6,880,914
                                                                        ------------    ------------

       Net (decrease) increase in cash and cash equivalents               (7,760,603)      1,580,538

CASH AND CASH EQUIVALENTS, at beginning of period                         18,711,537      12,222,713
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, at end of period                             $ 10,950,934    $ 13,803,251
                                                                        ============    ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
       Interest on deposits and borrowings                              $  2,739,039    $  1,526,063
                                                                        ============    ============
       Income taxes                                                     $        400    $        500
                                                                        ============    ============

Non cash investing and financing activities:
       Accrued dividends declared                                       $    320,456    $    284,061
                                                                        ============    ============

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2005.

     These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of their operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

     The following is information about the computation of net income per share for the three month periods ended March 31, 2006 and 2005. The 2005 information has been restated to give retroactive effect to all stock dividends.

                                                      Three Months Ended
                                                        March 31, 2006
                                            ------------------------------------
                                                Net                    Per Share
                                              Income       Shares       Amount
                                              ------       ------       ------
Basic Net Income Per Share
  Income available to common shareholders   $  623,360    2,136,370   $      .29
                                                                      ==========
Effect of Dilutive Securities
  Options Outstanding                               --       11,171
Diluted Net Income Per Share
  Income available to common shareholders
                                            ----------   ----------
  plus assumed conversions                  $  623,360    2,147,541   $      .29
                                            ==========   ==========   ==========


                                                      Three Months Ended
                                                        March 31, 2005
                                            ------------------------------------
                                                Net                    Per Share
                                              Income       Shares       Amount
                                              ------       ------       ------
Basic Net Income Per Share
  Income available to common shareholders   $1,057,635    2,128,621   $      .50
                                                                      ==========
Effect of Dilutive Securities
  Options Outstanding                               --       24,586
Diluted Net Income Per Share
  Income available to common shareholders
                                            ----------   ----------
  plus assumed conversions                  $1,057,635    2,153,207   $      .49
                                            ==========   ==========   ==========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                                      Three Months Ended
                                                                                        March 31, 2006
                                                                           ----------------------------------------

                                                                            Before-Tax        Tax       Net-of-Tax
                                                                              Amount         Effect       Amount
                                                                           -----------    -----------   -----------
Unrealized holding losses arising during the period                        $(1,848,150)   $   628,371   $(1,219,779)
Less:  reclassification adjustment for amounts recognized in net income             --             --            --
                                                                           -----------    -----------   -----------

Unrealized holding losses on available for sale securities, net of taxes   $(1,848,150)   $   628,371    (1,219,779)
                                                                           ===========    ===========   ===========
                                                                                      Three Months Ended
                                                                                        March 31, 2005
                                                                           ----------------------------------------

                                                                            Before-Tax        Tax       Net-of-Tax
                                                                              Amount         Effect       Amount
                                                                           -----------    -----------   -----------
Unrealized holding losses arising during the period                        $(2,299,780)   $   781,925   $(1,517,855)
Less:  reclassification adjustment for amounts recognized in net income             --             --            --
                                                                           -----------    -----------   -----------

Unrealized holding losses on available for sale securities, net of taxes   $(2,299,780)   $   781,925    (1,517,855)
                                                                           ===========    ===========   ===========

5. The Bank has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy was to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method. During the first quarter of 2005, the Bank's pension plan was curtailed as the Bank's Board of Directors approved the cessation of benefit accruals under the Plan effective April 30, 2005. Because of this action, commencing with the Plan year beginning November 15, 2005, no further contributions will be made by the Bank.

     Components  of net  periodic  benefit cost for the three months ended March
     31:

                                         2006        2005
                                       --------    --------
     Service cost                      $     --    $     --
     Interest cost                       48,290      52,516
     Expected return on plan assets     (53,715)    (58,310)
     Amortization of unrealized loss     17,455      13,222
                                       --------    --------
     Net periodic benefit cost         $ 12,030    $  7,428
                                       ========    ========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of March 31, 2006 are as follows:

                      due 4/01/06         $ 4,803,000 @ 4.56%
                      due 4/17/06           7,000,000 @ 2.60%
                      due 7/18/06           4,500,000 @ 2.33%
                      due 7/16/07           4,500,000 @ 2.59%
                      due 8/27/07           5,000,000 @ 3.76%
                      due 7/18/08           4,500,000 @ 3.27%
                      due 6/24/10           5,000,000 @ 4.15%
                      due 5/29/12           5,000,000 @ 4.32%
                      due 9/04/12           5,000,000 @ 4.38%
                      due 12/14/15         20,000,000 @ 3.93%
                                        -------------
                         Total          $  65,303,000
                                        =============

     As of March 31, 2006, the Bank had borrowings under repurchase agreements with financial institutions totaling $62,700,000. This amount includes borrowings:

                      due   4/23/06        $4,500,000  @ 4.87%
                      due   4/28/06         3,000,000  @ 4.90%
                      due   5/01/06         3,000,000  @ 4.73%
                      due   5/02/06         5,000,000  @ 4.68%
                      due   1/28/07         4,000,000  @ 3.60%
                      due   2/19/07        10,000,000  @ 2.74%
                      due   2/25/07         4,650,000  @ 2.40%
                      due  10/27/07         7,000,000  @ 3.26%
                      due   4/26/08         7,000,000  @ 4.19%
                      due   7/28/08         5,000,000  @ 3.25%
                      due   7/31/08         5,000,000  @ 3.27%
                      due   2/25/09         4,550,000  @ 3.20%
                                          -----------
                           Total          $62,700,000
                                          ===========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

For the three months ended March 31,

                                                                2006                       2005
                                                       ----------------------     ----------------------
Provision for income taxes at statutory Federal rate   $ 247,538           34%    $ 498,217           34%
Increase (decrease) resulting from:
   Tax exempt income                                    (160,740)         (22)      (98,544)          (7)
   Nondeductible interest expense                         12,459            2         4,174            1
   Other                                                   5,436            0         3,863            0
                                                       ----------------------     ----------------------
Provision for income taxes                             $ 104,693           14%    $ 407,710           28%
                                                       ======================     ======================

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at March 31, 2006 and December 31, 2005 are as follows:

AVAILABLE FOR SALE                                              March 31, 2006
                                        ---------------------------------------------------------------
                                                            Gross           Gross
                                          Amortized      Unrealized       Unrealized          Fair
                                            Cost            Gains           Losses            Value
                                        -------------   -------------    -------------    -------------
Debt Securities:
   U.S. Treasury securities             $   4,293,062   $          --    $     (63,099)   $   4,229,963
    U.S. Government Agency securities      57,959,668           1,260       (1,873,796)      56,087,132
    State and Municipal Obligations        33,919,502         161,484         (448,814)      33,632,172
   Corporate and Other Bonds                7,377,473          18,750          (57,473)       7,338,750
                                        -------------   -------------    -------------    -------------
                                          103,549,705         181,494       (2,443,182)     101,288,017
                                        -------------   -------------    -------------    -------------



Mortgage-Backed Securities:
   GNMA                                     4,840,265              --          (63,281)       4,776,984
   FNMA                                    56,373,356           2,133       (2,794,682)      53,580,807
   FHLMC                                   18,109,088           1,075         (886,392)      17,223,771
                                        -------------   -------------    -------------    -------------
                                           79,322,709           3,208       (3,744,355)      75,581,562
                                        -------------   -------------    -------------    -------------

Marketable Equity Securities                2,000,000              --          (72,829)       1,927,171
                                        -------------   -------------    -------------    -------------

Total available for sale securities     $ 184,872,414   $     184,702    $  (6,260,366)   $ 178,796,750
                                        =============   =============    =============    =============

AVAILABLE FOR SALE                                             December 31, 2005
                                        ---------------------------------------------------------------
                                                            Gross           Gross
                                          Amortized      Unrealized       Unrealized          Fair
                                            Cost            Gains           Losses            Value
                                        -------------   -------------    -------------    -------------
Value
Debt Securities:
   U.S. Treasury securities             $   4,292,659   $          --    $     (58,746)   $   4,233,913
    U.S. Government Agency securities      57,955,558         125,130       (1,319,233)      56,761,455
    State and Municipal Obligations        34,727,011         255,067         (238,212)      34,743,866
   Corporate and Other Bonds                5,916,080           7,457          (21,037)       5,902,500
                                        -------------   -------------    -------------    -------------

                                          102,891,308         387,654       (1,637,228)     101,641,734
                                        -------------   -------------    -------------    -------------

Mortgage-Backed Securities:
   GNMA                                     5,142,926              --         (107,149)       5,035,777
   FNMA                                    58,192,401          26,658       (2,153,239)      56,065,820
   FHLMC                                   18,901,237           3,865         (712,594)      18,192,508
                                        -------------   -------------    -------------    -------------
                                           82,236,564          30,523       (2,972,982)      79,294,105
                                        -------------   -------------    -------------    -------------

Marketable Equity Securities                2,000,000              --          (35,481)       1,964,519
                                        -------------   -------------    -------------    -------------

Total available for sale securities     $ 187,127,872   $     418,177    $  (4,645,691)   $ 182,900,358
                                        =============   =============    =============    =============


HELD TO MATURITY                                                March 31, 2006
                                        ---------------------------------------------------------------
                                                            Gross            Gross
                                          Amortized       Unrealized      Unrealized         Fair
                                             Cost           Gains           Losses           Value
                                        -------------   -------------   -------------    -------------
Mortgage-Backed Securities:
GNMA                                    $      47,640   $          --   $        (797)   $      46,843
                                        =============   =============   =============    =============


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
                                        =============   =============   =============    =============

     At March 31, 2006, gross unrealized holding losses on available for sale and held to maturity securities totaled $6,261,163. Of the securities with unrealized losses, there were forty-three securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $4,746,563 at March 31, 2006. Management does not believe that any of the unrealized losses are other than temporary as they relate primarily to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan portfolio at March 31, 2006 and December 31, 2005 is as follows:

                                                2006             2005
                                           -------------    -------------
     Real estate--residential mortgage     $ 147,181,196    $ 145,927,290
     Real estate--commercial mortgage         42,351,845       42,144,448
     Real estate--construction                31,389,588       28,549,180
     Commercial                               20,379,329       21,150,306
     Installment                               4,849,916        4,334,274
     Other                                       304,181           47,091
                                           -------------    -------------
                      TOTAL LOANS            246,456,055      242,152,589
     Net deferred loan origination costs         290,862          288,761
     Allowance for loan losses                (1,868,361)      (1,759,611)
                                           -------------    -------------
                      NET LOANS            $ 244,878,556    $ 240,681,739
                                           =============    =============


10. A summary of the Bank's deposits at March 31, 2006 and December 31, 2005 is as follows:

                                                         2006          2005
                                                    ---------------------------
 Noninterest bearing:
     Demand                                         $ 60,823,081   $ 66,907,502
                                                    ------------   ------------
 Interest bearing:
     Savings                                          44,930,498     48,502,205
     Money market                                     71,252,765     79,241,996
     Time certificates of deposit in
       denominations of $100,000 or more              40,342,987     27,134,125
     Other time certificates of deposit               60,191,779     56,084,533
                                                    ------------   ------------
          Total Interest bearing deposits            216,718,029    210,962,859
                                                    ------------   ------------
                                   TOTAL DEPOSITS   $277,541,110   $277,870,361
                                                    ============   ============

     Included in deposits as of March 31, 2006 and December 31, 2005 are approximately $3,225,000 and $3,073,000, respectively, of brokered deposits which have varying maturities through May 2007.

11. At December 31, 2005, the Company had one fixed option plan, which is described below. Effective January 1, 2006, the Company adopted SFAS No.123 (revised), `Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. Because there were no share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company's financial statements.

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

     Activity in the option plan for officers and outside directors for the three months ended March 31, 2006, 2005 and 2004 is summarized as follows:
     (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                  2006                          2005                           2004
                                      -----------------------------  -----------------------------  ----------------------------
                                                       Weighted                      Weighted                       Weighted
                                       Number of   Average Exercise   Number of   Average Exercise  Number of   Average Exercise
                                         Shares     Price Per Share    Shares     Price Per Share     Shares     Price Per Share
                                       ----------------------------  -----------------------------  ----------------------------
Options outstanding at the
   beginning of the year                     28,965   $      10.74         38,608   $       9.96         74,110   $       8.98
      Granted                                    --             --             --             --             --             --
      Exercised                                  --             --          1,719           9.34         15,161           6.04
      Cancelled                                  --             --             --             --             --             --
                                       ----------------------------  -----------------------------  --------------------------
Options outstanding and
    exercisable at end of the period         28,965   $      10.74         36,889   $       9.99         58,949   $       9.74
                                       ============================  =============================  ==========================

     The intrinsic value of options outstanding and exercisable at March 31, 2006, 2005 and 2004 is $471,099, $685,290 and $695,996, respectively. There were no options exercised during the three months ended March 31, 2006. The intrinsic value of options exercised during the three months ended March 31, 2005 and 2004 was $33,088 and $205,584, respectively.

     There are no pro forma disclosures required for the three months ended March 31, 2006, 2005 and 2004 because there was no share-based compensation attributed to those periods, as no awards were granted or vested during those periods.

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

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has eight banking locations located in the towns of Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The newest banking facility, located in Canton, Connecticut, opened in February of 2006. On May 9, 2006, the OCC approved the Bank's application to open a full service branch in New Milford, Connecticut. The office is scheduled to open in July, 2006. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc.

During the second quarter of 2003, the Company formed a statutory trust, First Litchfield Statutory Trust I. The Company owns 100% of the Trust's common stock. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. On June 26, 2003, the Trust issued its first series of trust preferred securities.

As of March 31, 2006, the Company had total assets of $460,843,267, which was a decrease of approximately $6.7 million or 1.4% from year-end 2005 total assets of $467,560,946. The decrease in assets resulted mainly from decreases in cash and due from banks and the securities portfolio. The decrease in assets enabled the Company to decrease its level of Federal Home Loan Bank advances.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets as of March 31, 2006 were $460,843,267, a decrease of $6,717,679 or 1.4% from year-end 2005 total assets of $467,560,946.

Consistent with management's intent to shift the mix of earning assets from the securities portfolio into the loan portfolio, net loans increased $4,196,817 over the year-end 2005 amount. Net loans as of March 31, 2006 were $244,878,556 as compared to the year-end 2005 level of $240,681,739. First quarter 2006 growth was in residential mortgage loans and in construction mortgage loans. The residential mortgage loan portfolio totaled $147,181,196, which was an increase of $1,253,906 from year-end 2005. Growth in these mortgage products was primarily in fixed rate loans. Commercial mortgage loans totaled $42,351,845 remaining within 1% of their year-end balance and were 17% of total loans. During the first three months of 2006, construction mortgage loans increased by $2,840,408, or 10.0%, and totaled $31,389,588 as of March 31, 2006. The increase in the construction mortgage portfolio was primarily in residential real estate loans. This growth is the result of the popularity of the construction to permanent mortgage product as well as a streamlined application process and the addition of mortgage originators for the Bank. The commercial loan portfolio decreased $770,977 or 3.6% from its year-end 2005 balance.

As of March 31, 2006, the securities portfolio totaled $178,844,390, which is a 2.2% decrease from the year-end 2005 balance. The decrease in the portfolio resulted primarily from principal payments received on mortgage-backed securities as well as called state and municipal security. Liquidity from these securities was utilized to fund the loan portfolio growth.

Cash and cash equivalents totaled $10,950,934, which is a decrease of $7,760,603 or 41.5% from year-end 2005. High dollar transactions included in the cash letter activity of December 31, 2005 is the cause of this decrease. As of March 31, 2006 and December 31, 2005, there were no investments in Federal Funds Sold.

Total liabilities were $435,790,405 as of March 31, 2006, which was a decrease of $5,800,804 from total liabilities of $441,591,209 as of year-end 2005. Total deposits remained very close to their year-end levels. However, demand deposits declined by $6,084,421 or 9.1%, and interest bearing deposits increased by nearly the same amount of $5,755,170. The decrease in demand deposits was due to customers moving deposits into certificates of deposits and customer repurchase agreements. Similarly, decreases experienced in both savings and money market deposits were the result of the same movement. During the first quarter of 2006, the Bank offered a certificate of deposit with no penalty withdrawal and open deposit features. The popularity of this deposit product resulted in certificates of deposits below $100,000 in denomination increasing by $4,107,246 or 7.3% and certificates of deposit in denominations of $100,000 and above increasing by $13,208,862 or 48.7%.

As of March 31, 2006, repurchase agreements with customers totaled $20,735,368, which was an increase of $10,761,196 from the year-end 2005 balance. These accounts represent overnight investments by commercial and municipal cash management customers. The growth of these balances enabled the Company to reduce its Federal Home Loan Bank borrowings, as well as it borrowings under repurchase agreements with financial institutions during the first quarter. Advances under Federal Home Loan Bank borrowings decreased by $8,313,000 while repurchase agreements with financial institutions decreased by $4,000,000. Management considers interest rate levels, the yield curve and the Company's current and future liquidity needs in determining the funding structures utilized by the Bank.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2006 totaled $623,360. These earnings are $434,275 or 41.1% below earnings for the first quarter of 2005, which totaled $1,057,635. Basic and diluted income per share for the first quarter of 2006 were both $.29, compared to basic and diluted income per share of $.50 and $.49, respectively, for the first quarter of 2005. Decline in net income is due to a decrease in net interest income caused by the compression of our interest rate spread and an increase in non-interest expenses due mainly to the opening of our new branch in Canton, Connecticut. For the first quarter of 2006, the return on average equity for the Company totaled 9.61% compared to 17.06% earned for the first quarter of 2005.

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

Net interest income is comprised of the following for the three months ended March 31,

                                     2006           2005
                                 -----------    -----------

Interest and dividend income     $ 5,877,209    $ 5,165,041
Tax-equivalent adjustments (1)       171,865         95,032
Interest expense                  (2,615,402)    (1,548,734)
                                 -----------    -----------
Net interest income              $ 3,433,672    $ 3,711,339
                                 ===========    ===========

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the three months ended March 31, 2006 and 2005. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                           Three months ended March 31, 2006              Three months ended March 31, 2005
                                      --------------------------------------------------------------------------------------------
                                                         Interest                                      Interest
                                         Average          Earned/       Yield/          Average         Earned/         Yield/
                                         Balance           Paid          Rate           Balance          Paid            Rate
                                      -------------   -------------  -------------   -------------   -------------   -------------
Assets
Interest Earning Assets:
Loans                                 $ 243,702,000   $   3,824,959           6.28%  $ 223,545,000   $   3,286,022            5.88%
Investment Securities                   190,676,000       2,222,721           4.66%    177,607,000       1,966,626            4.43%
Other interest earning assets               450,000           1,394           1.24%      2,875,000           7,425            1.03%
                                      -------------   -------------  -------------   -------------   -------------   -------------

Total interest earning assets           434,828,000       6,049,074           5.56%    404,027,000       5,260,073            5.21%
                                      -------------   -------------  -------------   -------------   -------------   -------------

Allowance for loan losses                (1,800,000)                                    (1,426,000)
Cash and due from banks                  14,283,000                                     14,272,000
Bank premises and equipment               4,489,000                                      2,826,000
Net unrealized loss on
  securities                             (4,506,000)                                    (2,200,000)
Other assets                             16,055,000                                     14,704,000
                                      -------------                                  -------------


Total Average Assets                  $ 463,349,000                                  $ 432,203,000
                                      =============                                  =============



Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                      $  47,083,000          24,628            .21%  $  57,964,000          29,565             .20%
Money Market deposits                    75,026,000         302,286           1.61%    100,325,000         239,858             .96%
Time deposits                            91,730,000         755,580           3.29%     86,618,000         507,828            2.35%
Borrowed funds                          160,700,000       1,532,908           3.82%    103,523,000         771,483            2.98%
                                      -------------   -------------                  -------------   -------------

Total interest bearing liabilities      374,539,000       2,615,402           2.79%    348,430,000       1,548,734            1.78%
                                                      -------------  -------------                   -------------   -------------

Demand deposits                          60,620,000                                     57,157,000
Other liabilities                         2,231,000                                      1,813,000
Shareholders' Equity                     25,959,000                                     24,803,000
                                      -------------                                  -------------

Total liabilities and equity          $ 463,349,000                                  $ 432,203,000
                                      =============                                  =============

Net interest income                                   $   3,433,672                                  $   3,711,339
                                                      =============                                  =============
Net interest spread                                                           2.77%                                           3.43%
                                                                     =============                                   =============
Net interest margin                                                           3.16%                                           3.67%
                                                                     =============                                   =============

RATE/VOLUME ANALYSIS
The following table, which is presented on a tax-equivalent basis, reflects the changes for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                                  3/31/06 Compared to 3/31/05
                                                  Increase (Decrease) Due to
                                            ---------------------------------------

                                               Volume         Rate         Total
                                            -----------   -----------   -----------
Interest earned on:
Loans                                       $   307,760   $   231,177   $   538,937
Investment securities                           149,158       106,937       256,095
Other interest income                            (7,274)        1,243        (6,031)
                                            -----------   -----------   -----------
Total interest earning assets                   449,644       339,357       789,001
                                            -----------   -----------   -----------

Interest paid on:
Deposits                                       (108,909)      414,152       305,243
Borrowed money                                  505,271       256,154       761,425
                                            -----------   -----------   -----------
Total interest bearing liabilities              396,362       670,306     1,066,668
                                            -----------   -----------   -----------

Increase (decrease) in net interest income  $    53,282   $  (330,949)  $  (277,667)
                                            ===========   ===========   ===========

Tax-equivalent net interest income for the first quarter of 2006 totaled $3,433,672, a decrease of $277,667 or 7.5% from the first quarter of 2005. Of the decrease in net interest income, $330,949 is due to the erosion of net interest spread, while the effect of increased volume of earning assets over interest bearing liabilities offset this decrease by $53,282.

The net interest spread decreased by 66 basis points from the first quarter of 2005. Higher short term rates increased overall funding costs by 101 basis points. The total rate paid on all interest bearing deposits for the first quarter of 2006 was 2.03%, up 76 basis points compared to the first quarter 2005 cost of 1.27%. However, the continued flattening of the yield curve resulted in considerably less than a comparable increase in the yield on earning assets. Because most of the Company's assets are of a long term nature and rates on products such as mortgages and mortgage-backed securities remained flat, the yield on earning assets increased by only 35 basis points over the first quarter of 2005. Average earning assets for the first quarter of 2006 totaled $434,828,000, $30,801,000 or 7.6% greater than average earning assets for the first quarter of 2005 which totaled $404,027,000. This increase in earning assets, in both loans and investment securities, net of increased volume of interest bearing liabilities, contributed to an additional $53,282 in net interest income.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2006 totaled $105,000, which is an increase of $4,377 over the provision for the first quarter of 2005. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. (See page 20 for a discussion of the Allowance for Loan Losses.)

During the first quarter of 2006, the Company recorded net recoveries of $3,750 compared to first quarter 2005 net charge-offs of $485. Recovery and charge-off activity, although minimal, is related to consumer loans, including credit card, overdraft and installment debt.

Noninterest Income

Noninterest income for the first quarter of 2006 totaled $667,495, increasing $53,692 or 8.8% from the first quarter 2005 income of $613,803. Trust income increased $31,303 or 13.7% from the first quarter of 2005. This increase is the result of an increased volume of investments under management. Income from banking service charges and fees increased by $44,815 or 20.2% from the first quarter of 2005. This increase is due to higher levels of deposit overdraft charges, master money interchange fees and loan referral fees and increased income from the Bank's cash management product. Other noninterest income totaled $140,540, which was a decrease of $22,426 or 13.8% from the first quarter of 2005. This decline is mostly related to lower levels of fee income from the Bank's retail sales of non-deposit investment products.

Noninterest Expense

First quarter 2006 noninterest expense totaled $3,096,249, increasing 16.2% or $432,107 from the first quarter 2005 expense of $2,664,142. Much of this increase is related to the Bank's Canton, Connecticut branch, which opened in February of 2006. Salaries and benefits expense increased by $144,113, due mostly to staffing for the new Canton branch. Similarly, costs for occupancy and equipment reflect increases due to the Canton branch as well as to increases in maintenance and utility costs. Advertising expense totaled $104,417, which was a $40,107 or 62.4% increase from the first quarter of 2005. Much of this increase also relates to the new branch opening, however, costs for deposit promotions also increased this expense. Postage expenses also increased. Commissions, services and fees expense totaled $144,491 which was an increase of $77,080 over first quarter 2005 expense. This increase relates primarily to one time costs incurred for core processor due diligence services. Costs for external computer services increased by $21,137 or 10.4%, due to costs for ancillary services as well as for new trust products.

Other noninterest expenses totaled $458,767 which is an increase of $75,284 or 19.6% from the first quarter of 2005. Costs for computer software and technology consulting for new products contributed to this increase. Increased regulatory requirements led to higher costs for both internal and external audit services. Correspondent bank services, travel and courier expenses increased from first quarter of 2005 due to increased costs, as well as to the Company's growth.

Income Taxes

The first quarter 2006 provision for income taxes totaled $104,693, which is a decrease of $303,017 or 74.3% from the first quarter of 2005. The decrease in income tax expense is due to the lower level of taxable income. Pretax income totaled $728,053 in the first quarter of 2006 which was 50.3% lower than that for the first quarter of 2005. Additionally, the Company's effective tax rate of 14% for the first quarter of 2006 was considerably lower than the effective tax rate of 28% for the first quarter of 2005. The decrease in the effective tax rate is due to a proportionately higher level of non-taxable income from both state and municipal investments as well as that from bank owned life insurance.

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

The Bank is a member of the Federal Home Loan Bank system, which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, federal funds, borrowings through the use of repurchase agreements and the sale of mortgage loans in the secondary market are available to fund short term cash needs. . [See note 6 to the Consolidated Financial Statements for information on Federal Home Loan Bank borrowings and repurchase agreements.]

As of March 31, 2006, the Company had $83,319,981 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be met through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At March 31, 2006, total shareholders' equity was $25,052,862 compared to $25,969,737 at December 31, 2005. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of March 31, 2006:

                                               Minimum
                                            Regulatory
                                        Capital Levels   The Company   The Bank
                                        --------------   -----------   --------
TIER 1:
  Leverage capital ratio                            4%         7.73%      7.05%

  Risk-based capital ratio                          4%        13.33%     12.19%

  Total risk-based capital ratio                    8%        14.03%     12.89%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at March 31, 2006. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At March 31, 2006, the allowance for loan losses was equivalent to 516% of total non-performing assets as compared with 644% of total non-performing assets at December 31, 2005. Both comparisons are favorably impacted by the excellent asset quality of the loan portfolio and extremely low level of non-performing assets. As of March 31, 2006, non-performing assets were .15% of total loans. As of December 31, 2005, non-performing assets totaled .11% of total loans. The ratio of the allowance for loan losses to total loans at March 31, 2006 was .76% as compared to .73% as of December 31, 2005.

Changes in the allowance for loan losses for the periods ended March 31, 2006 and 2005 are as shown below:

For the three months ended March 31,            2006          2005
                                            -----------   -----------

Balance at beginning of the year            $ 1,759,611   $ 1,389,947
Provision for loan losses                       105,000       100,623
Loans charged-off                                (1,798)       (7,007)
Recoveries of loans previously charged-off        5,548         6,522
                                            -----------   -----------

Balance at end of period                    $ 1,868,361   $ 1,490,085
                                            ===========   ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans, and nonperforming assets as of March 31, 2006 and December 31, 2005.

                                               March 31, 2006  December 31, 2005
                                               --------------  -----------------

Nonaccrual loans                              $       362,213   $       273,330

Other real estate owned                                    --                --
                                              ---------------   ---------------

Total nonperforming assets                    $       362,213   $       273,330
                                              ===============   ===============

Loans past due in excess of 90 days and
  accruing interest                           $        68,269   $         4,884
                                              ===============   ===============

POTENTIAL PROBLEM LOANS

As of March 31, 2006, there were no potential problem loans not disclosed above, which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At March 31, 2006, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2005.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business with the possible exception of the following matter.

On September 9, 2003, the Bank commenced an action in Superior Court for the Judicial District of Litchfield, Connecticut in a matter captioned "The First National Bank of Litchfield v. Theresa Sullivan and John Sullivan:
CV-03-0091476-S" in an effort to collect principal and past due interest due on two (2) loans, which the Bank extended several years earlier and upon which the Borrowers defaulted. The aggregate principal balance outstanding on the two (2) loans was approximately $135,000. The Borrowers counterclaimed against the Bank alleging that the Bank, through current and former employees, engaged in conduct in violation of covenants of good faith and fair dealing pursuant to both common law and Connecticut statutes and that the Bank's conduct constitutes a violation of the Connecticut Uniform Trade Practices Act. The Borrowers seek a variety of unspecified damages including money damages, interest, punitive damages, and "such other and further relief as the Court deems fair and just."

The Bank is conducting discovery with respect to the merits of the underlying action and counterclaim. While the outcome of such litigation is unresolved, it is not expected to have any material adverse effect upon the financial statements of the Company.


Item 1A. Risk Factors.  Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3.  Defaults Upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.   Not applicable

Item 5.  Other Information .   Not applicable

Item 6. Exhibits


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

31.1         Rule  13a-14(a)/15-14(a)   Certification  of  the  Chief  Executive
             Officer of the Company.

31.2         Rule  13a-14(a)/15-14(a)   Certification  of  the  Chief  Financial
             Officer of the Company.

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



Dated:  May 12, 2006                          FIRST LITCHFIELD FINANCIAL
                                              CORPORATION


                                              By:  /s/ Joseph J. Greco
                                                  --------------------------
                                                  Joseph J. Greco, President and
                                                  Chief Executive Officer



Dated:  May 12, 2006                          By: /s/ Carroll A. Pereira
                                                  --------------------------
                                                  Carroll A. Pereira
                                                  Principal Financial and
                                                  Accounting Officer