Form 10-Q
period 2006-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2006-08-14
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                  For the Quarterly period ended: June 30, 2006

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

Large accelerated filer      Accelerated filer       Non-accelerated filer X
                        ----                   -----                      ---

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                                Yes      No   X
                                    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,139,930 shares of Common Stock, par value $.01 per share, were outstanding at July 28, 2006.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                          Page
                                                                                          ----
Part I - Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets - June 30, 2006 and
         December 31, 2005 (unaudited) ....................................................  3

         Consolidated Statements of Income - Three and six months ended
         June 30, 2006 and 2005 (unaudited) ...............................................  4

         Consolidated Statements of Comprehensive Income - Six months ended
         June 30, 2006 and 2005 (unaudited) ...............................................  5

         Consolidated Statements of Cash Flows - Six months ended
         June 30, 2006 and 2005 (unaudited) ...............................................  6

         Notes to Consolidated Financial Statements  (unaudited) ..........................  7

         Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................................  15

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk ..............  26

         Item 4 - Controls and Procedures .................................................  27

Part II - Other Information

         Item 1 - Legal Proceedings .......................................................  27

         Item 1A - Risk Factors ...........................................................  28

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .............  28

         Item 3 - Defaults upon Senior Securities .........................................  28

         Item 4 - Submission of Matters to a Vote of Security Holders .....................  28

         Item 5 - Other Information .......................................................  29

         Item 6 - Exhibits ................................................................  29

Signatures ................................................................................. 31

                         Part 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS  (Unaudited)                                                     June 30,       December 31,
                                                                                                2006             2005
                                                                                           -------------    -------------
ASSETS
    Cash and due from banks                                                                $  17,233,378    $  18,711,537
                                                                                           -------------    -------------
                                                          CASH AND CASH EQUIVALENTS           17,233,378       18,711,537
                                                                                           -------------    -------------
   Securities:
      Available for sale securities, at fair value                                           180,172,849      182,900,358
      Held to maturity securities (fair value $43,871-2006 and $47,933-2005)                      44,918           49,035
                                                                                           -------------    -------------
                                                                   TOTAL SECURITIES          180,217,767      182,949,393
                                                                                           -------------    -------------

   Federal Home Loan Bank stock, at cost                                                       4,201,200        4,201,200
   Federal Reserve Bank stock, at cost                                                           225,850          225,850
   Other restricted stock, at cost                                                                80,000           50,000

   Loans Receivable, net of allowance for loan losses of
                 $1,969,978 -2006, $1,759,611-2005
                                                                          NET LOANS          269,644,398      240,681,739

   Premises and equipment, net                                                                 4,785,099        4,247,328
   Deferred income taxes                                                                       2,989,304        1,812,116
   Accrued interest receivable                                                                 2,609,386        2,349,092
   Cash surrender value of insurance                                                           9,450,155        9,263,737
   Other assets                                                                                3,390,234        3,068,954
                                                                                           -------------    -------------

                                                                       TOTAL ASSETS        $ 494,826,771    $ 467,560,946
                                                                                           =============    =============
LIABILITIES
   Deposits:
      Noninterest bearing                                                                  $  68,759,953    $  66,907,502
      Interest bearing                                                                       234,343,517      210,962,859
                                                                                           -------------    -------------
                                                                     TOTAL DEPOSITS          303,103,470      277,870,361
                                                                                           -------------    -------------

   Federal Home Loan Bank advances                                                            67,400,000       73,616,000
   Repurchase agreements with financial institutions                                          73,700,000       66,700,000
   Repurchase agreements with customers                                                       13,611,991        9,974,172
   Junior subordinated debt issued by unconsolidated trust                                    10,104,000        7,011,000
   Due to broker for security purchases                                                               --        3,675,373
    Accrued expenses and other liabilities                                                     2,681,452        2,744,303
                                                                                           -------------    -------------

                                                                  TOTAL LIABILITIES          470,600,913      441,591,209
                                                                                           -------------    -------------
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
   Common stock $.01 par value
      Authorized - 5,000,000 shares
      2006 - Issued - 2,247,961 shares, outstanding - 2,139,930 shares
      2005 - Issued - 2,246,815 shares, outstanding - 2,136,370 shares                            22,480           22,468
   Capital surplus                                                                            23,063,587       22,995,010
   Retained earnings                                                                           6,900,837        6,443,479
   Less: Treasury stock at cost- 108,031 shares-2006, 110,445 shares-2005                       (685,756)        (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                                          (5,075,290)      (2,790,159)
                                                                                           -------------    -------------
                                                         TOTAL SHAREHOLDERS' EQUITY           24,225,858       25,969,737
                                                                                           -------------    -------------

                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 494,826,771    $ 467,560,946
                                                                                           =============    =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                               2006            2005            2006            2005
                                                           ------------    ------------    ------------    ------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                              $  4,081,705    $  3,473,840    $  7,906,320    $  6,759,452

   Interest and dividends on securities:
       Mortgage-backed                                          830,888         956,404       1,691,881       1,991,697
       US Treasury and other                                    725,156         599,089       1,439,751       1,190,717
       State & municipal securities                             368,057         197,072         737,267         392,741
       Corporate bonds & other securities                       168,632          51,515         275,034         100,929
   Other interest income                                         10,481           1,678          11,875           9,103
                                                           ------------    ------------    ------------    ------------
                    TOTAL INTEREST AND DIVIDEND INCOME        6,184,919       5,279,598      12,062,128      10,444,639
                                                           ------------    ------------    ------------    ------------

INTEREST EXPENSE
   Interest on deposits:
       Savings                                                   25,008          29,957          49,636          59,522
       Money market                                             359,224         236,472         661,510         476,330
       Time certificates of deposit in denominations
            $100,000 or more                                    204,507         188,021         427,836         351,667
       Other time certificates of deposit                       779,678         347,322       1,311,929         689,176
                                                           ------------    ------------    ------------    ------------
                            TOTAL INTEREST ON DEPOSITS        1,368,417         801,772       2,450,911       1,576,695
   Interest on Federal Home Loan Bank advances                  648,045         393,013       1,321,881         641,524
   Interest on repurchase agreements                            820,065         487,621       1,549,610         916,896
   Interest on subordinated debt                                148,378         106,399         277,905         202,424
                                                           ------------    ------------    ------------    ------------
                                TOTAL INTEREST EXPENSE        2,984,905       1,788,805       5,600,307       3,337,539
                                                           ------------    ------------    ------------    ------------
                                   NET INTEREST INCOME        3,200,014       3,490,793       6,461,821       7,107,100
PROVISION FOR LOAN LOSSES                                       105,000         100,623         210,000         201,246
                                                           ------------    ------------    ------------    ------------
                             NET INTEREST INCOME AFTER
                             PROVISION FOR LOAN LOSSES        3,095,014       3,390,170       6,251,821       6,905,854
                                                           ------------    ------------    ------------    ------------
NONINTEREST INCOME
   Banking service charges and fees                             291,444         245,997         558,423         468,161
   Trust                                                        281,896         246,813         541,872         475,486
   Losses on the sales of available for sale securities         (17,633)        (44,076)        (17,633)        (44,076)
   Other                                                        148,770         149,194         289,310         312,160
                                                           ------------    ------------    ------------    ------------
                              TOTAL NONINTEREST INCOME          704,477         597,928       1,371,972       1,211,731
                                                           ------------    ------------    ------------    ------------
NONINTEREST EXPENSE
   Salaries                                                   1,330,910       1,137,359       2,560,006       2,265,833
   Employee benefits                                            305,313         331,844         729,921         712,961
   Net occupancy                                                235,580         168,729         456,255         354,220
   Equipment                                                    115,274         105,778         235,080         207,238
   Legal fees                                                    95,864          58,681         146,842          94,988
   Directors fees                                                33,825          36,695          74,350          73,765
   Computer services                                            250,658         220,412         475,504         424,121
   Supplies                                                      43,725          39,451          83,510          83,260
   Commissions, services and fees                               116,660          61,189         261,151         128,600
   Postage                                                       33,754          33,392          72,009          64,893
   Advertising                                                  228,311         112,947         332,728         177,257
   Other                                                        493,658         472,179         952,425         855,662
                                                           ------------    ------------    ------------    ------------
                            TOTAL NONINTEREST EXPENSES        3,283,532       2,778,656       6,379,781       5,442,798
                                                           ------------    ------------    ------------    ------------
                            INCOME BEFORE INCOME TAXES          515,959       1,209,442       1,244,012       2,674,787
PROVISION FOR INCOME TAXES                                       40,516         323,685         145,209         731,395
                                                           ------------    ------------    ------------    ------------
                                            NET INCOME     $    475,443    $    885,757    $  1,098,803    $  1,943,392
                                                           ============    ============    ============    ============
INCOME PER SHARE
                            BASIC NET INCOME PER SHARE     $       0.22    $       0.41    $       0.51    $       0.91
                                                           ============    ============    ============    ============
                          DILUTED NET INCOME PER SHARE     $       0.22    $       0.41    $       0.51    $       0.90
                                                           ============    ============    ============    ============

   Dividends Per Share                                     $       0.15    $       0.14    $       0.30    $       0.28
                                                           ============    ============    ============    ============

FIRST LITCHFIELD FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

Three months ended June 30,                                                             2006          2005
                                                                                    -----------    ----------
Net income                                                                          $   475,443    $  885,757
Unrealized holding (losses) gains on securities:
        Unrealized holding (losses) gains arising during the period, net of taxes    (1,065,351)    1,557,205
                                                                                    -----------    ----------

Comprehensive (loss) income                                                         $  (589,908)   $2,442,962
                                                                                    ===========    ==========

Six months ended June 30,                                                                  2006          2005
                                                                                    -----------    ----------

Net income                                                                          $ 1,098,803    $1,943,392
Unrealized holding (losses) gains on securities:
        Unrealized holding (losses) gains arising during the period, net of taxes    (2,285,131)       39,350
                                                                                    -----------    ----------

Comprehensive (loss) income                                                         $(1,186,328)   $1,982,742
                                                                                    ===========    ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                           Six Months Ended June 30,
                                                                             2006            2005
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  1,098,803    $  1,943,392
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
        Amortization and accretion of premiums and discounts
           on investment securities, net                                      113,570         178,340
        Provision for loan losses                                             210,000         201,246
        Depreciation and amortization                                         225,102         197,654
        Losses on sales of available for sale securities                       17,633          44,076
        Gain on disposals of premises and equipment                              (100)             --
        Increase in accrued interest receivable                              (260,294)       (127,384)
        Increase in other assets                                             (220,722)       (302,595)
        Increase in cash surrender value of insurance                        (186,418)       (186,168)
        (Increase) decrease in deferred loan origination costs                (15,516)        (61,332)
        (Decrease) increase in accrued expenses and other liabilities      (3,671,165)        579,154
                                                                         ------------    ------------

            Net cash (used in) provided by operating activities            (2,689,107)      2,466,383
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
        Proceeds from maturities and principal payments                     7,289,510      10,771,636
        Purchases                                                         (10,862,401)     (8,998,005)
        Proceeds from sales                                                 2,706,878      11,547,754
Held to maturity mortgage-backed securities:
        Proceeds from maturities and principal payments                         4,117          16,280
Purchase of Federal Home Loan Bank stock                                      (30,000)       (728,800)
Investment in First Litchfield Statutory Trust II                             (93,000)             --
Net increase in loans                                                     (25,684,148)    (23,020,212)
Purchase of loans                                                          (3,472,995)             --
Proceeds from the sale of premises and equipment                                  100              --
Purchase of premises and equipment                                           (762,873)     (1,086,867)
                                                                         ------------    ------------

        Net cash used in investing activities                             (30,904,812)    (11,498,214)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings, money market and
  demand deposits                                                          (6,063,325)    (14,495,792)
Net increase (decrease) in certificates of deposit                         31,296,434      (4,238,697)
Proceeds from Federal Home Loan Bank advances                              17,000,000      24,000,000
Repayments on Federal Home Loan Bank advances                             (10,000,000)     (9,000,000)
Net (decrease) increase in Federal Home Loan Bank overnight borrowings    (13,216,000)     11,403,000
Net increase in repurchase agreements with financial institutions           7,000,000       2,300,000
Net increase in repurchase agreements with customers                        3,637,819       3,460,395
Proceeds from issuance of subordinated debt                                 3,093,000              --
Proceeds from the exercise of stock options                                     8,744          22,440
Dividends paid on common stock                                               (640,912)       (567,653)
                                                                         ------------    ------------

        Net cash provided by financing activities                          32,115,760      12,883,693
                                                                         ------------    ------------

        Net (decrease) increase in cash and cash equivalents               (1,478,159)      3,851,862

CASH AND CASH EQUIVALENTS, at beginning of period                          18,711,537      12,222,713
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS, at end of period                              $ 17,233,378    $ 16,074,575
                                                                         ============    ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
        Interest on deposits and borrowings                              $  5,675,524    $  3,163,429
                                                                         ============    ============
        Income taxes                                                     $    900,400    $    850,500
                                                                         ============    ============
Non-cash investing and financing activities:
        Accrued dividends declared                                       $    641,445    $    568,034
                                                                         ============    ============
        Treasury stock contributed to the ESOP                           $     67,592    $         --
                                                                         ============    ============

See Notes to Consolidated Financial Statements

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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

      The following is information about the computation of net income per share for the three and six month periods ended June 30, 2006 and 2005. The 2005 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                          Three Months Ended
                                                             June 30, 2006
                                                   ----------------------------------
                                                      Net                  Per Share
                                                    Income      Shares      Amount
                                                    ------      ------      ------
      Basic Net Income Per Share
         Income available to common shareholders   $ 475,443   2,137,961   $     .22
                                                                           =========

      Effect of Dilutive Securities
         Options Outstanding                              --      11,323

      Diluted Net Income Per Share
         Income available to common shareholders   ---------   ---------
         plus assumed conversions                  $ 475,443   2,149,284   $     .22
                                                   =========   =========   =========

                                                             Three Months Ended
                                                                June 30, 2005
                                                   ---------------------------------------
                                                       Net                      Per Share
                                                     Income        Shares        Amount
                                                     ------        ------        ------
      Basic Net Income Per Share
         Income available to common shareholders   $   885,757     2,129,111   $       .41
                                                                               ===========

      Effect of Dilutive Securities
         Options Outstanding                                --        23,684

      Diluted Net Income Per Share
         Income available to common shareholders   -----------   -----------
         plus assumed conversions                  $   885,757     2,152,795   $       .41
                                                   ===========   ===========   ===========


                                                              Six Months Ended
                                                               June 30, 2006
                                                   ---------------------------------------
                                                       Net                      Per Share
                                                     Income        Shares        Amount
                                                     ------        ------        ------
      Basic Net Income Per Share
         Income available to common shareholders   $ 1,098,803     2,137,166   $       .51
                                                                               ===========

      Effect of Dilutive Securities
         Options Outstanding                                --        11,247

      Diluted Net Income Per Share
         Income available to common shareholders   -----------   -----------
         plus assumed conversions                  $ 1,098,803     2,148,413   $       .51
                                                   ===========   ===========   ===========


                                                             Six Months Ended
                                                              June 30, 2005
                                                   ---------------------------------------
                                                       Net                      Per Share
                                                     Income        Shares        Amount
                                                     ------        ------        ------
      Basic Net Income Per Share
         Income available to common shareholders   $ 1,943,392     2,128,866   $       .91
                                                                               ===========

      Effect of Dilutive Securities
         Options Outstanding                                --        24,135

      Diluted Net Income Per Share
         Income available to common shareholders   -----------   -----------
         plus assumed conversions                  $ 1,943,392     2,153,001   $       .90
                                                   ===========   ===========   ===========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                  Three Months Ended
                                                                                      June 30, 2006
                                                                         -----------------------------------------
                                                                         Before-Tax                    Net-of-Tax
                                                                           Amount          Taxes         Amount
                                                                         ----------       -------      ----------
Unrealized holding losses arising during the period                      $(1,631,801)   $   554,812    $(1,076,989)
Add: reclassification adjustment for amounts recognized in net income         17,633         (5,995)        11,638
                                                                         -----------    -----------    -----------

Unrealized holding loss on available for sale securities, net of taxes   $(1,614,168)   $   548,817    $(1,065,351)
                                                                         ===========    ===========    ===========

                                                                                 Three Months Ended
                                                                                    June 30, 2005
                                                                         ------------------------------------
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
                                                                         ==========   ==========   ==========


                                                                                   Six Months Ended
                                                                                     June 30, 2006
                                                                         ------------------------------------
                                                                         Before-Tax                Net-of-Tax
                                                                           Amount        Taxes       Amount
                                                                           ------        -----       ------
Unrealized holding losses arising during the period                      $(3,479,952) $ 1,183,183  $(2,296,769)
Add: reclassification adjustment for amounts recognized in net income         17,633       (5,995)      11,638
                                                                         -----------  -----------  -----------

Unrealized holding loss on available for sale securities, net of taxes   $(3,462,319) $ 1,177,188  $(2,285,131)
                                                                         ===========  ===========  ===========


                                                                                  Six Months Ended
                                                                                    June 30, 2005
                                                                         ------------------------------------
                                                                         Before-Tax                Net-of-Tax
                                                                           Amount        Taxes       Amount
                                                                           ------        -----       ------
Unrealized holding gains arising during the period                       $    15,545  $    (5,285) $    10,260
Add: reclassification adjustment for amounts recognized in net income         44,076      (14,986)      29,090
                                                                         -----------  -----------  -----------

Unrealized holding gain on available for sale securities, net of taxes   $    59,621  $   (20,271) $    39,350
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

      Components  of net  periodic  benefit cost for the three months ended June
      30:

                                                     2006          2005
                                                   --------      --------
      Service cost                                 $     --      $     --
      Interest cost                                  48,290        52,516
      Expected return on plan assets                (53,715)      (58,310)
      Amortization of unrealized loss                17,455        13,222
                                                   --------      --------
      Net periodic benefit cost                    $ 12,030      $  7,428
                                                   ========      ========

Components of net periodic benefit cost for the six months ended June 30:

                                                      2006           2005
                                                 ---------      ---------
      Service cost                               $      --      $      --
      Interest cost                                 96,580        105,032
      Expected return on plan assets              (107,430)      (116,620)
      Amortization of unrealized loss               34,910         26,444
                                                 ---------      ---------
      Net periodic benefit cost                  $  24,060      $  14,856
                                                 =========      =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a pre-approved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of June 30, 2006 are as follows:

                      due 7/01/06     $ 3,900,000 @ 5.70%
                      due 7/18/06       4,500,000 @ 2.33%
                      due 7/16/07       4,500,000 @ 2.59%
                      due 8/27/07       5,000,000 @ 3.76%
                      due 7/18/08       4,500,000 @ 3.27%
                      due 6/24/10       5,000,000 @ 4.15%
                      due 5/29/12       5,000,000 @ 4.32%
                      due 9/04/12       5,000,000 @ 4.38%
                      due 12/14/15     20,000,000 @ 3.93%
                      due 5/5/16       10,000,000 @ 4.53%
                                      -----------
                              Total   $67,400,000
                                      ===========

      As of June 30, 2006, the Bank had borrowings under repurchase agreements with financial institutions totaling $73,700,000. This amount includes borrowings:

                      due 8/21/06    $14,500,000 @ 5.25%
                      due 8/24/06      4,000,000 @ 5.27%
                      due 8/29/06      8,000,000 @ 5.28%
                      due 1/28/07      4,000,000 @ 3.60%
                      due 2/19/07     10,000,000 @ 2.74%
                      due 2/25/07      4,650,000 @ 2.40%
                      due 10/27/07     7,000,000 @ 3.26%
                      due 4/26/08      7,000,000 @ 4.19%
                      due 7/28/08      5,000,000 @ 3.25%
                      due 7/31/08      5,000,000 @ 3.27%
                      due 2/25/09      4,550,000 @ 3.20%
                                     -----------
                         Total       $73,700,000
                                     ===========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                        For the three months ended June 30,
                                                             2006                  2005
                                                       -----------------    -----------------
Provision for income taxes at statutory Federal rate   $ 175,426     34%    $ 411,210     34%
Increase (decrease) resulting from:
   Tax exempt income                                    (154,029)   (30)      (98,981)    (8)
   Nondeductible interest expense                         13,767      3         4,777     --
   Other                                                   5,352      1         6,679      1
                                                       -----------------    -----------------
Provision for income taxes                             $  40,516      8%    $ 323,685     27%
                                                       =================    =================


                                                         For the six months ended June 30,
                                                              2006                 2005
                                                       -----------------    -----------------
Provision for income taxes at statutory Federal rate   $ 422,964     34%    $ 909,428     34%
Increase (decrease) resulting from:
   Tax exempt income                                    (314,689)   (25)     (197,525)    (7)
   Nondeductible interest expense                         26,226      2         8,951     --
   Other                                                  10,708      1        10,541     --
                                                       -----------------    -----------------
Provision for income taxes                             $ 145,209     12%    $ 731,395     27%
                                                       =================    =================

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at June 30, 2006 and December 31, 2005 are as follows:

AVAILABLE FOR SALE                                               June 30, 2006
                                        ---------------------------------------------------------------
                                                            Gross            Gross
                                          Amortized      Unrealized       Unrealized          Fair
                                            Cost            Gains           Losses            Value
                                        -------------   -------------    -------------    -------------
Debt Securities:
   U.S. Treasury securities             $   4,293,464   $          --    $     (53,322)   $   4,240,142
   U.S. Government Agency securities       57,963,771              --       (2,507,690)      55,456,081
   State and Municipal Obligations         31,193,249          78,908         (623,303)      30,648,854
   Corporate and Other Bonds               11,271,115          22,500         (123,615)      11,170,000
                                        -------------   -------------    -------------    -------------
                                          104,721,599         101,408       (3,307,930)     101,515,077
                                        -------------   -------------    -------------    -------------

Mortgage-Backed Securities:
   GNMA                                     4,566,352              --          (83,695)       4,482,657
   FNMA                                    56,762,657           5,559       (3,279,899)      53,488,317
   FHLMC                                   19,812,074              --       (1,028,170)      18,783,904
                                        -------------   -------------    -------------    -------------
                                           81,141,083           5,559       (4,391,764)      76,754,878
                                        -------------   -------------    -------------    -------------

Marketable Equity Securities                2,000,000              --          (97,106)       1,902,894
                                        -------------   -------------    -------------    -------------

Total available for sale securities     $ 187,862,682   $     106,967    $  (7,796,800)   $ 180,172,849
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
                                        =============   =============    =============    =============


HELD TO MATURITY                                                 June 30, 2006
                                        ---------------------------------------------------------------
                                                            Gross            Gross
                                          Amortized      Unrealized       Unrealized          Fair
                                             Cost           Gains            Losses           Value
                                        -------------   -------------    -------------    -------------
Mortgage-Backed Securities:
GNMA                                    $      44,918   $          --    $      (1,047)   $      43,871
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
                                        =============   =============    =============    =============

      At June 30, 2006, gross unrealized holding losses on available for sale and held to maturity securities totaled $7,797,847. Of the securities with unrealized losses, there were fifty-one securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $6,463,467 at June 30, 2006. Management does not believe that any of the unrealized losses are other than temporary as they relate primarily to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan portfolio at June 30, 2006 and December 31, 2005 is as follows:

                                                2006             2005
                                           -------------    -------------

     Real estate--residential mortgage     $ 162,064,141    $ 145,927,290
     Real estate--commercial mortgage         47,657,152       42,144,448
     Real estate--construction                35,435,959       28,549,180
     Commercial                               17,520,012       21,150,306
     Installment                               8,591,578        4,334,274
     Other                                        41,257           47,091
                                           -------------    -------------
                         TOTAL LOANS         271,310,099      242,152,589
     Net deferred loan origination costs         304,277          288,761
     Allowance for loan losses                (1,969,978)      (1,759,611)
                                           -------------    -------------
                         NET LOANS         $ 269,644,398    $ 240,681,739
                                           =============    =============

10. A summary of the Bank's deposits at June 30, 2006 and December 31, 2005 is as follows:

                                                         2006           2005
                                                    ------------   ------------
 Noninterest bearing:
     Demand                                         $ 68,759,953   $ 66,907,502
                                                    ------------   ------------
 Interest bearing:
     Savings                                          43,775,005     48,502,205
     Money market                                     76,053,420     79,241,996
     Time certificates of deposit in
       denominations of $100,000 or more              53,789,129     27,134,125
     Other time certificates of deposit               60,725,963     56,084,533
                                                    ------------   ------------
          Total Interest bearing deposits            234,343,517    210,962,859
                                                    ------------   ------------
                                   TOTAL DEPOSITS   $303,103,470   $277,870,361
                                                    ============   ============

      Included  in  deposits  as of June 30,  2006  and  December  31,  2005 are
      approximately  $16,667,000  and  $3,073,000,   respectively,  of  brokered
      deposits which have varying maturities through May 2007.

11. At June 30, 2006, the Company had one fixed option plan, which is described below. Effective January 1, 2006, the Company adopted SFAS No.123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company's financial statements.

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

      Activity in the option plan for officers and outside directors for the six months ended June 30, 2006 and 2005 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                                     2006                                2005
                                                       --------------------------------      --------------------------------
                                                                          Weighted                              Weighted
                                                       Number of      Average Exercise       Number of      Average Exercise
                                                        Shares         Price Per Share        Shares         Price Per Share
                                                       ---------      -----------------      ---------      -----------------
       Options outstanding at the
           beginning of the year                          28,965      $           10.74         38,608      $            9.96
                Granted                                       --                     --             --                     --
                Exercised                                  1,146                   7.63          2,865                   7.83
                Cancelled                                     --                     --             --                     --
                                                       ---------      -----------------      ---------      -----------------
       Options outstanding and exercisable at the
           end of the year                                27,819      $           10.86         35,743      $           10.14
                                                       =========      =================      =========      =================

      The intrinsic value of options outstanding and exercisable at June 30, 2006 and 2005 is $436,383 and $652,113, respectively. The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $21,682 and $58,876, respectively.

      There are no pro forma disclosures required for the three and six months ended June 30, 2006 and 2005 because there was no share-based compensation attributed to those periods, as no awards were granted or vested during those periods.

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

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Northwestern Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has nine banking locations located in the towns of Canton, Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The newest banking facility, located in New Milford, Connecticut, opened in July of 2006. On July 14, 2006 the OCC approved the Bank's application to change the location of the Torrington Fair Supermarket branch to open a full service branch in Torrington, Connecticut. The office is scheduled to open in October, 2006. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers non-deposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc.

During the second quarter of 2003, the Company formed a statutory trust, First Litchfield Statutory Trust I. The Company owns 100% of the Trust's common stock. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. On June 26, 2003, the Trust issued its first series of trust preferred securities. During the second quarter of 2006, the Company formed a second statutory trust, First Litchfield Statutory Trust II ("Trust II"). The Company owns 100% of Trust II's common stock. Trust II exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. In June, 2006, Trust II issued its first series of trust preferred securities.

As of June 30, 2006, the Company had total assets of $494,826,771, which was an increase of approximately $27.3 million or 5.8% from year-end 2005 total assets of $467,560,946. The increase in assets resulted from increases in the loan portfolio. The increase in assets was funded primarily by increased deposits.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets as of June 30, 2006 were $494,826,771, an increase of $27,265,825 or 5.8% from year-end 2005 total assets of $467,560,946.

Net loans as of June 30, 2006 were $269,644,398, reflecting an increase of $28,962,659 or 12.0%, as compared to the year-end 2005 level of $240,681,739.
Loan growth during the first six months of 2006 was realized in the residential, construction and commercial mortgage portfolios as well as in the consumer loan portfolio.

At June 30, 2006, the residential mortgage loan portfolio totaled $162,064,141, which was an increase of 11.1% from year-end 2005. Growth in these mortgage products was primarily in fixed rate loans. Commercial mortgage loans totaled
$47,657,152, which is an increase of 13.1% from their year-end balance. The growth in commercial mortgage loans is due to the Bank's emphasis on commercial lending in its new markets. Growth in commercial mortgage products is also a result of preference of the commercial customer towards longer term mortgage financing. During the first six months of 2006, construction mortgage loans increased by $6,886,779, or 24.1%, and totaled $35,435,959 as of June 30, 2006.
The increase in the construction mortgage portfolio was primarily in residential real estate loans. The commercial loan portfolio decreased $3,630,294 or 17.2% from its year-end 2005 balance. Customer preference towards longer term secured financing alternatives is the reason for this decrease. At June 30, 2006, consumer loans totaled $8,591,578 and increased $4,257,304 from year end. During the second quarter of 2006, the Bank purchased a portfolio of consumer loans in the secondary market. The reason for the acquisition was portfolio diversification as well as acceptable levels of credit risk and yield.

As of June 30, 2006, the securities portfolio totaled $180,217,767, which is a 1.5% decrease from the year-end 2005 balance. The decrease in the portfolio resulted primarily from principal payments received on mortgage-backed securities as well as called state and municipal securities. Liquidity from these securities was utilized to fund the loan portfolio growth. This decrease is consistent with Management's strategy to shift earning assets from the investment portfolio into the loan portfolio.

Cash and cash equivalents totaled $17,233,378 which is a decrease of 7.9% from year-end 2005. Variations in cash letter activity as of the end of the reporting periods is the cause of this decrease. As of June 30, 2006 and December 31, 2005, there were no Federal Funds Sold.

Total liabilities were $470,600,913 as of June 30, 2006, which was an increase of $29,009,704 from total liabilities of $441,591,209 as of year-end 2005. Total deposits increased $25,233,109, or 9.1%, as compared to their year-end levels. Demand deposits increased by $1,852,451, or 2.8%, while interest bearing deposits increased by $23,380,658, or 11.1%. Growth in deposits is due primarily to the Bank's new branch facilities in nearby markets. Additionally, growth has been experienced in commercial deposits due to the focus on meeting the banking needs of commercial businesses. Also, innovative deposit products and relationship money market deposits contributed to the growth in deposits as well as the Bank's success in retaining those deposits which might have migrated to non-bank investments. Decreases experienced in both savings and money market deposits were the result of customers shifting into higher yielding certificates of deposit. Included in time certificates of deposit in denominations of $100,000 or more are $14 million in brokered certificates of deposit. These deposits have remaining maturities of between three and six months and represent a cost efficient source of funding for meeting the Company's liquidity needs.

As of June 30, 2006, repurchase agreements with customers totaled $13,611,991, which was an increase of $3,637,819 from the year-end 2005 balance. These accounts represent overnight investments by commercial and municipal cash management customers. Advances under Federal Home Loan Bank borrowings decreased by $6,216,000 while repurchase agreements with financial institutions increased by $7,000,000. Management considers interest rate levels, the yield curve and the Company's current and future liquidity needs in determining the funding structures utilized by the Bank.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

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

Net income for the second calendar quarter of 2006 totaled $475,443, which is a decrease of $410,314 or 46.3% from second quarter 2005 earnings of $885,757. Quarterly basic and diluted net income per share for 2006 were $.22 per share, compared to $.41 per basic and diluted share for the same period in 2005.

Net Interest Income

Net interest income is comprised of the following for the three months ended June 30,

                                                 2006           2005
                                             -----------    -----------

Interest and dividend income                 $ 6,184,919    $ 5,279,598
Tax-equivalent adjustments                       169,165         94,783
Interest expense                              (2,984,905)    (1,788,805)
                                             -----------    -----------

Net interest income (tax equivalent basis)   $ 3,369,179    $ 3,585,576
                                             ===========    ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended June 30, 2006 and 2005. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three months ended June 30, 2006                Three months ended June 30, 2005
                                       -------------------------------------------   --------------------------------------------
                                                         Interest                                      Interest
                                          Average         Earned/       Yield/          Average         Earned/       Yield/
                                          Balance          Paid          Rate           Balance          Paid          Rate
                                       -------------    -----------   -----------    -------------    -----------   -----------
Assets
Interest Earning Assets:
Loans                                  $ 255,826,000    $ 4,082,117     6.38%        $ 234,785,000    $ 3,474,303       5.92%
Investment Securities                    191,186,000      2,261,486     4.73%          172,877,000      1,898,400       4.39%
Other interest earning assets              1,894,000         10,481     2.21%              507,000          1,678       1.32%
                                       -------------    -----------                  -------------    -----------

Total interest earning assets            448,906,000      6,354,084     5.66%          408,169,000      5,374,381       5.27%
                                                        -----------   ------                          -----------   --------

Allowance for loan losses                 (1,908,000)                                   (1,530,000)
Cash and due from banks                   13,807,000                                    14,410,000
Bank premises and equipment                4,677,000                                     3,672,000
Net unrealized loss on
  securities                              (6,396,000)                                   (2,582,000)
Other assets                               17,223000                                    15,296,000
                                       -------------                                 -------------

Total Average Assets                   $ 476,309,000                                 $ 437,435,000
                                       =============                                 =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $  45,223,000         25,008     0.22%        $  56,978,000         29,957       0.21%
Money Market deposits                     73,180,000        359,224     1.96%           88,647,000        236,472       1.07%
Time deposits                            105,928,000        984,185     3.72%           83,186,000        535,343       2.57%
Borrowed funds                           159,024,000      1,616,488     4.07%          121,497,000        987,033       3.25%
                                       -------------    -----------                  -------------    -----------

Total interest bearing liabilities       383,355,000      2,984,905     3.11%          350,308,000      1,788,805       2.04%
                                                        -----------   ------                          -----------   --------

Demand deposits                           66,332,000                                    60,043,000
Other liabilities                          1,549,000                                     1,827,000
Shareholders' Equity                      25,073,000                                    25,257,000
                                       -------------                                 -------------

Total liabilities and equity           $ 476,309,000                                 $ 437,435,000
                                       =============                                 =============

Net interest income                                     $ 3,369,179                                   $ 3,585,576
                                                        ===========                                   ===========
Net interest spread                                                     2.55%                                           3.23%
Net interest margin                                                     3.00%                                           3.51%

RATE/VOLUME ANALYSIS

                                                    Three months ended
                                                6/30/06 Compared to 6/30/05
                                                 Increase (Decrease) Due to
                                             -------------------------------------

                                              Volume        Rate          Total
                                             ---------    ---------    -----------
Interest earned on
Loans                                        $ 324,373    $ 283,441    $   607,814
Investment securities                          210,031      153,055        363,086
Other interest income                            7,066        1,737          8,803
                                             ---------    ---------    -----------
Total interest earning assets                  541,470      438,233        979,703
                                             ---------    ---------    -----------

Interest paid on:
Deposits                                       (15,998)     582,643        566,645
Borrowed money                                 347,105      282,350        629,455
                                             ---------    ---------    -----------
Total interest bearing liabilities             331,107      864,993      1,196,100
                                             ---------    ---------    -----------

Increase (decrease) in net interest income   $ 210,363    $(426,760)   $  (216,397)
                                             =========    =========    ===========

Tax-equivalent net interest income for the second quarter of 2006 decreased $216,397 or 6.0% from the second quarter of 2005. Of the $216,397 decrease in the net interest income, $426,760 was due to decreased income attributable to the increased costs of interest bearing liabilities which were significantly above the increased earnings from the higher yields on earning assets. Higher levels of earning assets resulted in increased net interest income totaling $210,363 which offset the lower interest income due to increased funding costs.

Average earning assets for the second quarter of 2006 totaled $449 million, an overall increase of $41 million from the second quarter of 2005. Loans increased by $21 million or 8.9%. The increase in earning assets resulted in additional tax equivalent interest income of $541,470. The funding of this growth was through borrowed money, time and demand deposits. This funding, which also offset decreases in savings and money market deposits, increased interest expense by $331,107.

The net interest margin for the second quarter of 2006 was 3.00%, a decrease of 51 basis points from the second quarter of 2005. The decrease in the net interest margin is attributable to the increased cost of funds which rose at a faster rate than the yield on earning assets. Additionally, the shift in funding from savings and money market deposits into more expensive time certificates and borrowed money contributed to the decrease in margin. Funding costs totaled 3.11% for the second quarter of 2006, an increase of 107 basis points compared to funding costs of 2.04% for the second quarter of 2005. In comparison, the yield on earning assets for the second quarter of 2006 totaled 5.66%, which was an increase of only 39 basis points over the earning asset yield for the second quarter of 2005. The flattened yield curve experienced during 2006 has significantly diminished the marginal return on earning asset growth.

Provisions for Loan Losses

The provision for loan losses for the second quarter of 2006 totaled $105,000, which is a slight increase over the provision for the second quarter of 2005. The provision for loan losses is determined quarterly and assessed along with the adequacy of the loan loss reserve. Growth in commercial lending as well as growth within the overall portfolio and into new markets resulted in this level of provision. (See page 24 for a discussion of the Allowance for Loan Losses.)

During the second quarter of 2006, the Company recorded net charge-offs of $3,384 compared to net charge-offs of $1,959 for the same period in 2005. Recovery and charge-off activity continue to be associated with consumer lending.

Noninterest Income

Noninterest income for the second quarter of 2006 totaled $704,477, an increase of $106,549 or 17.8% from the $597,928 earned for the second quarter of 2005 due to increases in trust income and banking service charges and fees. Banking service charges and fees for the second quarter of 2006 totaled $291,444 an increase of $45,447 or 18.5% from fees earned for the second quarter of 2005. This increase was due to increased activity from deposit overdrafts and cash management services. Trust fees totaled $281,896, which was $35,083 or 14.2% above the second quarter 2005 level. The increase in trust fees is due to higher levels of investment management income as well as estate fees earned during 2006. Other noninterest income totaled $148,770, which was similar to the amount earned in the second quarter of 2005. Sales of available for sale securities during the second quarter of 2006 were for the purpose of increasing future income on the portfolio as well as decreasing the interest rate risk. These sales resulted in a loss of $17,633 for the quarter. This loss compares to the second quarter 2005 loss of $44,076 which was done for similar purposes.

Noninterest Expense

For the three months ended June 30, 2006, noninterest expense totaled $3,283,532, an increase of $504,876 or 18.2% from the similar period in 2005. Salary costs increased by $193,551 due mostly to additional staffing for the new branches in Canton and New Milford, Connecticut.. Offsetting some of the costs were decreases in employee benefits expense due to the curtailment of the pension plan during 2005.

Occupancy and equipment expense totaled $350,854, increasing $76,347 or 27.8% from the second quarter of 2005. Although increased utility and maintenance expense contributed to the increase, additional rental expense for the New Milford branch represents the majority of the increase. Legal fees for the second quarter of 2006 totaled $95,864 which was an increase of $37,183 from the second quarter of 2005. Professional advice related to new products and services are the primary reason for the increased expense. External computer service expense increased by $30,246 from the second quarter of 2005, due to processing costs for expanded bank and trust products. Advertising expense totaled 228,311, up $115,364 or 102.1% from second quarter 2005 costs. Much of the increase in advertising relates to new branch promotions. Commissions, services and fees expenses totaled $116,660 which is an increase of $55,471 or 90.7% from the second quarter of 2005. Costs incurred for core processor due diligence and compliance advice resulted in the increase. Other noninterest expense totaled $493,659 for the quarter, which was $21,480 or 4.5% above 2005 costs. Increased costs for computer consulting and software expense related to bank growth and technology needs were the causes of the increase. Additionally contributing to the increase was insurance expense and exam and audit fees.

Income Taxes

For the three month period ended June 30, 2006, the provision for income taxes totaled $40,516, which is a decrease of 87.5% from the same period in 2005. This decrease is due to the level of pretax income which was down by 57.3% from the second quarter of 2005. Additionally, due to a higher ratio of tax-exempt to pretax income, the effective tax rate for the second quarter of 2006 was 8%, as compared to the second quarter 2005 effective tax rate of 27%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Summary

Net income for the Company for the six months ended June 30, 2006 totaled $1,098,803, decreasing $844,589 or 43.5% from 2005 earnings of $1,943,392. Basic and diluted net income per share for the six month period were $.51, per share. These results compare below 2005 levels of $.91 and $.90 for basic and diluted net income per share, respectively.

Net Interest Income

Net interest income is comprised of the following for the six months ended June 30,

                                                    2006            2005
                                                ------------    ------------
   Interest and dividend income                 $ 12,062,128    $ 10,444,639
   Tax-equivalent adjustments                        341,030         189,815
   Interest expense                               (5,600,307)     (3,337,539)
                                                ------------    ------------

   Net interest income (tax equivalent basis)   $  6,802,851    $  7,296,915
                                                ============    ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the six months ended June 30, 2006 and 2005. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Six months ended June 30, 2006                 Six months ended June 30, 2005
                                       ------------------------------------------   -------------------------------------------
                                                          Interest                                     Interest
                                          Average          Earned/       Yield/        Average          Earned/       Yield/
                                          Balance           Paid          Rate         Balance           Paid          Rate
                                       -------------    -------------   --------    -------------    -------------   --------
Assets
Interest Earning Assets:
Loans                                  $ 249,764,000    $   7,907,076       6.33%   $ 229,165,000    $   6,760,325       5.90%
Investment Securities                    190,931,000        4,484,207       4.70%     175,242,000        3,865,026       4.41%
Other interest earning assets              1,172,000           11,875       2.03%       1,691,000            9,103       1.08%
                                       -------------    -------------               -------------    -------------

Total interest earning assets            441,867,000       12,403,158       5.61%     406,098,000       10,634,454       5.24%
                                                        -------------   --------                     -------------   --------

Allowance for loan losses                 (1,854,000)                                  (1,478,000)
Cash and due from banks                   14,045,000                                   14,341,000
Bank premises and equipment                4,583,000                                    3,249,000
Net unrealized loss on
  securities                              (5,451,000)                                  (2,391,000)
Foreclosed real estate                            --                                           --
Other assets                              16,639,000                                   15,000,000
                                       -------------                                -------------

Total Average Assets                   $ 469,829,000                                $ 434,819,000
                                       =============                                =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $  46,153,000           49,636       0.22%   $  57,471,000           59,522       0.21%
Money Market deposits                     74,103,000          661,510       1.79%      94,486,000          476,330       1.01%
Time deposits                             98,829,000        1,739,765       3.52%      84,902,000        1,040,843       2.45%
Borrowed funds                           159,862,000        3,149,396       3.94%     112,510,000        1,760,844       3.13%
                                       -------------    -------------               -------------    -------------

Total interest bearing liabilities       378,947,000        5,600,307       2.96%     349,369,000        3,337,539       1.91%
                                                        -------------   --------                     -------------   --------

Demand deposits                           63,476,000                                   58,600,000
Other liabilities                          1,890,000                                    1,820,000
Shareholders' Equity                      25,516,000                                   25,030,000
                                       -------------                                -------------

Total liabilities and equity           $ 469,829,000                                $ 434,819,000
                                       =============                                =============

Net interest income                                     $   6,802,851                                $   7,296,915
                                                        =============                                =============
Net interest spread                                                         2.65%                                        3.33%
Net interest margin                                                         3.08%                                        3.59%

RATE/VOLUME ANALYSIS
                                                Six months ended
                                           6/30/06 Compared to 6/30/05
                                            Increase (Decrease) Due to
                                     -----------------------------------------

                                       Volume          Rate           Total
                                     -----------    -----------    -----------

Interest earned on:
Loans                                $   632,177    $   514,574    $ 1,146,751
Investment securities                    359,042        260,139        619,181
Other interest income                     (3,431)         6,203          2,772
                                     -----------    -----------    -----------
Total interest earning assets            987,788        780,916      1,768,704
                                     -----------    -----------    -----------
Interest paid on:
Deposits                                (126,313)     1,000,529        874,216
Borrowed money                           859,845        528,707      1,388,552
                                     -----------    -----------    -----------
Total interest bearing liabilities       733,532      1,529,236      2,262,768
                                     -----------    -----------    -----------
Increase in net interest income      $   254,256    $  (748,320)   $  (494,064)
                                     ===========    ===========    ===========

The $494,064 decrease in net interest income is reflective of decreased income of $748,320 resulting from the decrease in net interest spread. Increased volume of earning assets, net of the increase in volume of interest bearing liabilities, contributed $254,256 in net interest income, partially offsetting this decrease.

Tax equivalent net interest income for the first six months of 2006 totaled $6,802,851, which was a decrease of $494,064 or 6.8% from the same period in 2005. Earning assets for the first half of 2006 increased by nearly $36 million, or 8.8%. Earning asset growth was in the loan and investment portfolio which both increased by 9.0% over the previous year. The increase in earning assets was funded entirely by borrowed money.

The decline in net interest income is reflective of the erosion of the net interest margin. The net interest margin (net interest income divided by average earning assets) was 3.08% for the six-month period ended June 30, 2006. The net interest margin decreased 51 basis points from the margin of 3.59% for the six months ended June 30, 2005. The flat and inverted yield curve experienced during the first six months of 2006 is the cause of the decline in net interest margin. Traditionally, the Company's funding costs are at short term, lower rates while assets earn rates at higher, longer term levels. Over the past year, funding costs have increased 105 basis points, from 1.91% to 2.96%. However, the tax-equivalent yield on earning assets has only increased 38 basis points for the same period. Continued emphasis on deposit growth through promotions and branching into new markets should help alleviate further margin erosion.

Provisions for Loan Losses

The provision for loan losses for the first six months of 2006 totaled $210,000, which was a slight increase over the provision for the first six months of 2005. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. The growth in the loan portfolio, an increased emphasis in commercial lending, expansion into contiguous markets and cautious economic expectations, resulted in this level of provision.

During the first six months of 2006, the Company recorded net recoveries of $367 compared to net charge-offs of $2,444 for the first half of 2005. Charge-off and recovery activity primarily relates to small dollar losses in the consumer loan and credit card portfolios.

Noninterest Income

Year to date  noninterest  income as of June 30,  2006  totaled  $1,371,972,  up
$160,241, or 13.2%, from noninterest income from the same period in 2005. Banking service charges and fees totaled $558,423, increasing $90,262, or 19.3%, from the previous year. The increase in service charge income is due to increased fee income from deposit overdraft fees, cash management services, credit card interchange income and loan referral fees. Trust fee income totaled $541,872 which represents an increase of $66,386, or 14.0%, from the first six months of 2005. This increase is due to fees from investment management services. Customers are finding the Bank's investment management services to be an attractive wealth management tool. Other noninterest income totaled $289,310 which is a decrease of $22,850, or 7.3%, from the first six months of 2005. This decrease is due mostly to lower levels of fee income from the Bank's retail investment products. During the first six months of 2006 and 2005, the

Bank recorded losses on the sales of available for sale securities of $17,633 and $44,076, respectively. These sales were made for the purpose of positioning the portfolio for future income and reducing interest rate risk.

Noninterest Expense

Six-month noninterest expense as of June 30, 2006 totaled $6,379,781, and represented an increase of $936,983, or 17.2%, from the same period of 2005. The opening of the Bank's Canton branch in February, as well as costs incurred for the opening of the New Milford branch in July, 2006, were the primary causes for the increases in salary, advertising, legal, postage, equipment and occupancy expenses.

Other noninterest expenses totaled $952,425 which was an increase of $96,763 from the first six months of 2005. Increased costs for computer software and consulting, insurance fees and exam and audit expense, reflect the Company's expansion as well as the costs of compliance in the current regulatory environment.

Income Taxes

The provision for income taxes for the first six months of 2006 totaled $145,209, a decrease of $586,186 or 80.1% from the same period in 2005. The decrease in income tax expense is due to lower taxable income levels due both to lower pretax earnings as well as to a higher proportion of non-taxable to taxable income. The effective tax rate for the first six months of 2006 was 12% compared to 27% for the first six months of 2005.

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

The Bank is a member of the Federal Home Loan Bank system which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, federal funds, borrowings through the use of repurchase agreements and the sale of mortgage loans in the secondary market are available to fund short term cash needs. (See note 6 to the Consolidated Financial Statements for information on Federal Home Loan Bank Borrowings and repurchase agreements.)

As of June 30, 2006, the Company had $83,590,270 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At June 30, 2006, total shareholders' equity was $24,225,858 compared to $25,969,737 at December 31, 2005. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of June 30, 2006:

                                          Minimum
                                       Regulatory
                                   Capital Levels   The Company       The Bank
                                   --------------   -----------       --------
TIER 1:
  Leverage capital ratio                       4%          8.18%          7.51%

  Risk-based capital ratio                     4%         13.29%         12.21%

  Total risk-based capital ratio               8%         13.96%         12.88%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at June 30, 2006. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At June 30, 2006, the allowance for loan losses was equivalent to 354% of total non-performing assets as compared with 632% of total non-performing assets at December 31, 2005. Both comparisons are favorably impacted by the excellent asset quality of the loan portfolio and extremely low level of non-performing assets. As of June 30, 2006, non-performing assets were .21% of total loans. As of December 31, 2005, non-performing assets totaled .11% of total loans. The ratio of the allowance for loan losses to total loans at June 30, 2006 remained at the year end 2005 level of .73%.

Changes in the allowance for loan losses for the periods ended June 30, 2006 and 2005 are as shown below:

                                                      Six months ended June 30,
                                                        2006            2005
                                                    -----------     -----------

Balance at beginning of the year                    $ 1,759,611     $ 1,389,947
Provision for loan losses                               210,000         201,246
Loans charged off                                        (8,812)        (18,590)
Recoveries of loans previously charged off                9,179          16,146
                                                    -----------     -----------

Balance at end of period                            $ 1,969,978     $ 1,588,749
                                                    ===========     ===========

The following table summarizes the Bank's other real estate owned (OREO), past due and nonaccrual loans, and nonperforming assets as of June 30, 2006 and December 31, 2005.

                                                       June 30, 2006       December 31, 2005
                                                       -------------       -----------------
Nonaccrual loans                                     $       557,046        $        273,330

Other real estate owned                                           --                      --
                                                     ---------------        ----------------

Total nonperforming assets                           $       557,046        $        273,330
                                                     ===============        ================

Loans past due in excess of 90 days and
  accruing interest                                  $            --        $          4,884
                                                     ===============        ================

POTENTIAL PROBLEM LOANS

As of June 30, 2006, there were no potential problem loans not disclosed above, which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At June 30, 2006, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2005.

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

There are no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors. There have been no significant changes in the Company's Risk Factors disclosed in its Annual Report on Form 10K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 17, 2006.

      1. Election of Directors.
         ----------------------

            The vote for re-electing each of the three (3) Directors listed below to serve for a term of three years were as follows:

                                                          Withholding
                                             For          Authority

Joseph J. Greco       Number of Shares:      1,567,518          3,199
                      Percentage of          ---------    -----------
                      Shares Voted:              99.80%          0.20%
                      Percentage of Shares   ---------    -----------
                      Entitled to Vote:          73.37%          0.15%
                                             ---------    -----------

                                                          Withholding
                                             For          Authority

Perley H. Grimes, Jr. Number of Shares:      1,414,053        156,664
                      Percentage of          ---------    -----------
                      Shares Voted:              90.03%          9.97%
                      Percentage of Shares   ---------    -----------
                      Entitled to Vote:          66.19%          7.33%
                                             ---------    -----------

                                                          Withholding
                                             For          Authority

Charles E. Orr        Number of Shares:      1,567,709          3,008
                      Percentage of          ---------    -----------
                      Shares Voted:              99.81%          0.19%
                      Percentage of Shares   ---------    -----------
                      Entitled to Vote:          73.38%          0.14%
                                             ---------    -----------

George M. Madsen, Alan B. Magary, Gregory D. Oneglia, William J. Sweetman, and Patricia D. Werner are currently serving terms on the Board of Directors which expire at the 2007 Annual Meeting of Shareholders. Kathleen A. Kelley and H. Ray Underwood are currently serving terms on the Board of Directors which expire at the 2008 Annual Meeting of Shareholders. Additionally, Patrick J. Boland and John A Brighenti are currently serving terms on the Board of Directors in the class to expire at the 2008 Annual Meeting. Messrs. Brighenti and Boland were elected to the Board of Directors at the June 29, 2006 Board Meeting. At that meeting, the Board voted to increase the number Directors from 10 to 12 and elected Messrs. Brighenti and Boland to fill the vacancies.

      2. Appointment of Auditors.
         ------------------------

      Votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to ratify the appointment of McGladrey & Pullen, LLP to act as independent auditors of the current fiscal year were as follows:

        "FOR APPROVAL"            "AGAINST APPROVAL"          "ABSTAIN"

           1,552,680                    2,353                   15,684
     ---------------------    -------------------------    ------------------
            Number                    Number                    Number

           72.68%                       0.11%                    0.73%
     ---------------------    -------------------------    ------------------
                      (Percent of shares entitled to vote)

            98.85%                      0.15%                    1.00%
     ---------------------    -------------------------    ------------------
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

10.60      The  First  National  Bank  of  Litchfield   Supplemental   Executive
           Retirement Agreement between Joseph J. Greco and the Bank dated April 27, 2006.

10.61      The  First  National  Bank  of  Litchfield   Supplemental   Executive
           Retirement Agreement between Carroll A. Pereira and the Bank dated April 27, 2006.

10.62      The  First  National  Bank  of  Litchfield   Supplemental   Executive
           Retirement Agreement between Joelene E. Smith and the Bank dated April 27, 2006.

10.63 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Frederick F. Judd, III and the Bank dated April 28, 2006.

10.64 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank dated May 26, 2006.

10.65 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank dated May 26, 2006.

10.66 Executive Change in Control Agreement between Joelene E. Smith and the Company and the Bank dated May 26, 2006.

10.67 Executive Change in Control Agreement between Robert E. Teittinen and the Company and the Bank dated May 26, 2006.

10.68 Executive Change in Control Agreement between Frederick F. Judd, III and the Company and the Bank dated May 26, 2006.

10.69      Form of Employee Change in Control Agreement.

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

Dated: August 14, 2006                FIRST LITCHFIELD FINANCIAL
                                       CORPORATION

                                          By:   /s/ Joseph J. Greco
                                            -----------------------
                                               Joseph J. Greco, President and
                                               Chief Executive Officer


Dated: August 14, 2006                    By: /s/ Carroll A. Pereira
                                            ------------------------
                                               Carroll A. Pereira
                                               Principal Financial and
                                               Accounting Officer