Form 10-Q
period 2006-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2006-11-14
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

               For the Quarterly period ended: September 30, 2006

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

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                          Yes |_|         No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,151,648 shares of Common Stock, par value $.01 per share, were outstanding at November 13, 2006.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                         Page
                                                                                         ----
Part I - Financial Information

Item 1 - Financial Statements

        Consolidated Balance Sheets - September 30, 2006 and
        December 31, 2005 (unaudited) .................................................    3

        Consolidated Statements of Income - Three and nine months ended
        September 30, 2006 and 2005 (unaudited) .......................................    4

        Consolidated Statements of Comprehensive Income - Nine months ended
        September 30, 2006 and 2005 (unaudited) .......................................    5

        Consolidated Statements of Cash Flows - Nine months ended
        September 30, 2006 and 2005 (unaudited) .......................................    6

        Notes to Consolidated Financial Statements  (unaudited) .......................    7

        Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................................   15

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk ...........   26

        Item 4 - Controls and Procedures ..............................................   27

Part II - Other Information

        Item 1 - Legal Proceedings ....................................................   27

        Item 1A - Risk Factors ........................................................   28

        Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ..........   28

        Item 3 - Defaults upon Senior Securities ......................................   28

        Item 4 - Submission of Matters to a Vote of Security Holders ..................   28

        Item 5 - Other Information ....................................................   28

        Item 6 - Exhibits .............................................................   28

Signatures ............................................................................   29

                         Part 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1. FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)                                                        September 30,           December 31,
                                                                                                    2006                   2005
                                                                                               -------------          -------------
ASSETS
   Cash and due from banks                                                                     $  17,601,493          $  18,711,537
                                                                                               -------------          -------------

   Securities:
     Available for sale securities, at fair value                                                180,354,646            182,900,358
     Held to maturity securities (fair value $42,720-2006 and $47,933-2005)                           43,353                 49,035
                                                                                               -------------          -------------
                                                       TOTAL SECURITIES                          180,397,999            182,949,393
                                                                                               -------------          -------------

   Federal Home Loan Bank stock, at cost                                                           4,201,200              4,201,200
   Federal Reserve Bank stock, at cost                                                               225,850                225,850
   Other restricted stock, at cost                                                                    80,000                 50,000

   Loans Receivable, net of allowance for loan losses of
                 $2,028,162 -2006, $1,759,611-2005
                                                              NET LOANS                          280,511,257            240,681,739

   Premises and equipment, net                                                                     5,319,342              4,247,328
   Deferred income taxes                                                                           1,682,132              1,812,116
   Accrued interest receivable                                                                     3,015,866              2,349,092
   Cash surrender value of insurance                                                               9,543,073              9,263,737
   Other assets                                                                                    4,349,068              3,068,954
                                                                                               -------------          -------------

                                                           TOTAL ASSETS                        $ 506,927,280          $ 467,560,946
                                                                                               =============          =============
LIABILITIES
   Deposits:
     Noninterest bearing                                                                       $  64,550,101          $  66,907,502
     Interest bearing                                                                            263,645,312            210,962,859
                                                                                               -------------          -------------
                                                         TOTAL DEPOSITS                          328,195,413            277,870,361
                                                                                               -------------          -------------

   Federal Home Loan Bank advances                                                                69,950,000             73,616,000
   Repurchase agreements with financial institutions                                              60,200,000             66,700,000
   Repurchase agreements with customers                                                            8,710,579              9,974,172
   Junior subordinated debt issued by unconsolidated trusts                                       10,104,000              7,011,000
   Due to broker for security purchases                                                                   --              3,675,373
   Accrued expenses and other liabilities                                                          2,639,932              2,744,303
                                                                                               -------------          -------------

                                                      TOTAL LIABILITIES                          479,799,924            441,591,209
                                                                                               -------------          -------------
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
   Common stock $.01 par value
     Authorized - 5,000,000 shares
     2006 - Issued - 2,259,679 shares, outstanding - 2,151,648 shares
     2005 - Issued - 2,246,815 shares, outstanding - 2,136,370 shares                                 22,597                 22,468
   Capital surplus                                                                                23,248,385             22,995,010
   Retained earnings                                                                               7,079,967              6,443,479
   Less: Treasury stock at cost- 108,031 shares-2006, 110,445 shares-2005                           (685,756)              (701,061)
   Accumulated other comprehensive loss-net unrealized loss
     on available for sale securities (net of taxes)                                              (2,537,837)            (2,790,159)
                                                                                                                      -------------
                                             TOTAL SHAREHOLDERS' EQUITY                           27,127,356             25,969,737
                                                                                               -------------          -------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 506,927,280          $ 467,560,946
                                                                                               =============          =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                                    2006              2005              2006                2005
                                                                ------------      ------------      ------------       ------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                   $  4,593,334      $  3,782,396      $ 12,499,654       $ 10,541,848

   Interest and dividends on securities:
      Mortgage-backed                                                860,908           806,893         2,552,789          2,798,590
      US Treasury and other                                          768,500           602,667         2,208,251          1,793,384
      State & municipal securities                                   339,953           216,159         1,077,220            608,900
      Corporate bonds & other securities                             187,013            52,001           462,047            152,930
   Other interest income                                              26,016             8,054            37,891             17,157
                                                                ------------      ------------      ------------       ------------
   TOTAL INTEREST AND DIVIDEND INCOME                              6,775,724         5,468,170        18,837,852         15,912,809
                                                                ------------      ------------      ------------       ------------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                        167,442            28,240           217,078             87,762
      Money market                                                   633,707           233,156         1,295,217            709,486
      Time certificates of deposit in denominations
          of $100,000 or more                                        450,914           214,188           943,658            565,855
      Other time certificates of deposit                             743,088           384,253         1,990,109          1,073,429
                                                                ------------      ------------      ------------       ------------
                     TOTAL INTEREST ON DEPOSITS                    1,995,151           859,837         4,446,062          2,436,532
   Interest on Federal Home Loan Bank advances                       658,756           363,923         1,980,636          1,005,447
   Interest on repurchase agreements                                 741,643           600,269         2,291,254          1,517,165
   Interest on subordinated debt                                     203,195           114,634           481,100            317,058
                                                                ------------      ------------      ------------       ------------
                         TOTAL INTEREST EXPENSE                    3,598,745         1,938,663         9,199,052          5,276,202
                                                                ------------      ------------      ------------       ------------
                            NET INTEREST INCOME                    3,176,979         3,529,507         9,638,800         10,636,607
PROVISION FOR LOAN LOSSES                                            105,000           109,371           315,000            310,617
                                                                ------------      ------------      ------------       ------------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES                    3,071,979         3,420,136         9,323,800         10,325,990
                                                                ------------      ------------      ------------       ------------
NONINTEREST INCOME
   Banking service charges and fees                                  333,691           277,617           892,114            745,778
   Trust                                                             273,944           230,154           815,816            705,640
   Losses on the sales of available
     for sale securities                                                  --                --           (17,633)           (44,076)
   Other                                                             128,129           247,925           417,439            560,085
                                                                ------------      ------------      ------------       ------------
                       TOTAL NONINTEREST INCOME                      735,764           755,696         2,107,736          1,967,427
                                                                ------------      ------------      ------------       ------------
NONINTEREST EXPENSE
   Salaries                                                        1,395,681         1,235,631         3,955,687          3,501,464
   Employee benefits                                                 333,825           309,751         1,063,746          1,022,712
   Computer services                                                 241,925           242,818           717,429            666,939
   Net occupancy                                                     245,627           171,330           701,882            525,550
   Equipment                                                         140,557           115,422           375,637            322,660
   Advertising                                                       163,482           180,289           496,210            357,546
   Commissions, services and fees                                    110,811            82,478           371,962            211,078
   Supplies                                                           46,931            32,489           130,441            115,749
   Postage                                                            35,517            29,336           107,526             94,229
   Legal fees                                                         48,327            32,397           195,169            127,385
   Directors fees                                                     41,025            34,530           115,375            108,295
   Other                                                             427,043           446,406         1,379,468          1,302,068
                                                                ------------      ------------      ------------       ------------
                     TOTAL NONINTEREST EXPENSES                    3,230,751         2,912,877         9,610,532          8,355,675
                                                                ------------      ------------      ------------       ------------
                     INCOME BEFORE INCOME TAXES                      576,992         1,262,955         1,821,004          3,937,742
PROVISION FOR INCOME TAXES                                            76,594           334,654           221,803          1,066,049
                                                                ------------      ------------      ------------       ------------
                                     NET INCOME                 $    500,398      $    928,301      $  1,599,201       $  2,871,693
                                                                ============      ============      ============       ============
INCOME PER SHARE
                     BASIC NET INCOME PER SHARE                 $       0.23      $       0.43      $       0.74       $       1.34
                                                                ============      ============      ============       ============
                   DILUTED NET INCOME PER SHARE                 $       0.23      $       0.43      $       0.74       $       1.33
                                                                ============      ============      ============       ============

   Dividends Per Share                                          $       0.15      $       0.14      $       0.45       $       0.42
                                                                ============      ============      ============       ============

See Notes to Consolidated Financial Statements

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three months ended September 30,                                                         2006                 2005
                                                                                     -----------          -----------
Net income                                                                           $   500,398          $   928,301
Unrealized holding gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period, net of taxes           2,537,453           (1,014,597)
                                                                                     -----------          -----------

Comprehensive income (loss)                                                          $ 3,037,851          $   (86,296)
                                                                                     ===========          ===========

Nine months ended September 30,                                                          2006                 2005
                                                                                     -----------          -----------
Net income                                                                           $ 1,599,201          $ 2,871,693
Unrealized holding gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period, net of taxes             252,322             (975,247)
                                                                                     -----------          -----------

Comprehensive income                                                                 $ 1,851,523          $ 1,896,446
                                                                                     ===========          ===========

See Notes to Consolidated Financial Statements

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                         2006                   2005
                                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  1,599,201           $  2,871,693
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                                   158,615                294,292
       Provision for loan losses                                                          315,000                310,617
       Depreciation and amortization                                                      353,888                301,565
       Losses on sale of available for sale securities                                     17,633                 44,076
       Gains on sale of loans                                                              (2,620)                    --
       Gain on sale of repossessed assets                                                    (159)                    --
       (Gain) loss on disposals of bank premises and equipment                               (100)                 1,744
       Increase in accrued interest receivable                                           (666,774)              (249,159)
       Increase in other assets                                                        (1,119,936)               (85,983)
       Increase in cash surrender value of insurance                                     (254,586)              (279,252)
       Increase in deferred loan origination costs                                        (36,822)               (72,873)
       (Decrease) increase in amount due to broker for security purchases              (3,675,373)             6,225,933
       (Decrease) increase in accrued expenses and other liabilities                      (37,591)               193,794
                                                                                     ------------           ------------

           Net cash (used in) provided by operating activities                         (3,349,624)             9,556,447
                                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
       Proceeds from maturities and principal payments                                 10,907,294             17,761,950
       Purchases                                                                      (10,862,401)           (25,902,269)
       Proceeds from sales                                                              2,706,878             11,547,754
Held to maturity mortgage-backed securities:
       Proceeds from principal payments                                                     5,682                 20,182
Purchase of Federal Home Loan Bank stock                                                       --               (728,800)
Purchase of restricted stock                                                              (30,000)                    --
Investment in First Litchfield Statutory Trust II                                         (93,000)                    --
Proceeds from the sale of loans                                                           427,620                     --
Net increase in loans                                                                 (37,078,861)           (28,476,337)
Purchase of loans                                                                      (3,472,995)                    --
Proceeds from the sale of repossessed assets                                               15,160                 20,845
Purchase of bank premises and equipment                                                (1,425,902)            (1,406,432)
Proceeds from sale of bank premises and equipment                                             100                     --
Purchases of bank owned life insurance                                                    (24,750)               (24,750)
                                                                                     ------------           ------------

       Net cash used in investing activities                                          (38,925,175)           (27,187,857)
                                                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings, money market and
  demand deposits                                                                      (2,045,201)           (15,729,585)
Net increase in certificates of deposit                                                52,370,253                636,757
Proceeds from Federal Home Loan Bank advances                                          24,000,000             10,000,000
Repayments on Federal Home Loan Bank advances                                         (14,500,000)           (20,000,000)
Net (decrease) increase in Federal Home Loan Bank overnight borrowings                (13,166,000)            29,000,000
Net (decrease) increase in repurchase agreements with financial institutions           (6,500,000)             2,300,000
Net (decrease) increase in repurchase agreements with customers                        (1,263,593)            16,613,534
Proceeds from the exercise of stock options                                               138,197                 51,747
Proceeds from issuance of subordinated debt                                             3,093,000                     --
Dividends paid on common stock                                                           (961,901)              (851,617)
                                                                                     ------------           ------------

       Net cash provided by financing activities                                       41,164,755             22,020,836
                                                                                     ------------           ------------

       Net (decrease) increase in cash and due from banks                              (1,110,044)             4,389,426

CASH AND DUE FROM BANKS, at beginning of period                                        18,711,537             12,222,713
                                                                                     ------------           ------------

CASH AND DUE FROM BANKS, at end of period                                            $ 17,601,493           $ 16,612,139
                                                                                     ============           ============
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
       Interest on deposits and borrowings                                           $  9,121,761           $  5,030,970
                                                                                     ============           ============
       Income taxes                                                                  $    900,400           $    850,500
                                                                                     ============           ============
Non-cash investing and financing activities:
       Accrued dividends declared                                                    $    321,268           $    284,394
                                                                                     ============           ============
       Due to broker for securities purchases                                        $         --           $  6,225,933
                                                                                     ============           ============
       Treasury stock contributed to the ESOP                                        $     67,592           $         --
                                                                                     ============           ============
       Transfer of loans to repossessed assets                                       $     19,160           $     31,687
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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented.
      The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

      The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2006 and 2005. The 2005 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                                        Three Months Ended
                                                                        September 30, 2006
                                                            -------------------------------------------
                                                                Net                           Per Share
                                                              Income          Shares            Amount
                                                              ------          ------            ------
        Basic Net Income Per Share
          Income available to common shareholders           $ 500,398        2,142,952        $     .23
                                                                                              =========

        Effect of Dilutive Securities
          Options Outstanding                                      --            9,374

        Diluted Net Income Per Share
          Income available to common shareholders           ---------        ---------
          plus assumed conversions                          $ 500,398        2,152,326        $     .23
                                                            =========        =========        =========

                                                                         Three Months Ended
                                                                         September 30, 2005
                                                           ----------------------------------------------
                                                               Net                             Per Share
                                                             Income            Shares            Amount
                                                             ------            ------            ------
      Basic Net Income Per Share
        Income available to common shareholders            $  928,301         2,131,644        $      .43
                                                                                               ==========

      Effect of Dilutive Securities
        Options Outstanding                                        --            20,589

      Diluted Net Income Per Share
        Income available to common shareholders            ----------        ----------
        plus assumed conversions                           $  928,301         2,152,233        $      .43
                                                           ==========        ==========        ==========

                                                                         Nine Months Ended
                                                                         September 30, 2006
                                                           ----------------------------------------------
                                                               Net                             Per Share
                                                             Income            Shares            Amount
                                                             ------            ------            ------
      Basic Net Income Per Share
        Income available to common shareholders            $1,599,201         2,139,094        $      .74
                                                                                               ==========

      Effect of Dilutive Securities
        Options Outstanding                                        --            10,623

      Diluted Net Income Per Share
        Income available to common shareholders            ----------        ----------
        plus assumed conversions                           $1,599,201         2,149,717        $      .74
                                                           ==========        ==========        ==========

                                                                        Nine Months Ended
                                                                        September 30, 2005
                                                           ----------------------------------------------
                                                               Net                             Per Share
                                                             Income            Shares            Amount
                                                             ------            ------            ------
      Basic Net Income Per Share
        Income available to common shareholders            $2,871,693         2,129,792        $     1.34
                                                                                               ==========

      Effect of Dilutive Securities
        Options Outstanding                                        --            22,953

      Diluted Net Income Per Share
        Income available to common shareholders            ----------        ----------
        plus assumed conversions                           $2,871,693         2,152,745        $     1.33
                                                           ==========        ==========        ==========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                              Three Months Ended
                                                                                              September 30, 2006
                                                                               ------------------------------------------------
                                                                               Before-Tax                            Net-of-Tax
                                                                                 Amount             Taxes              Amount
                                                                               -----------       -----------        -----------
Unrealized holding gains arising during the period                             $ 3,826,992       $(1,301,177)       $ 2,525,815
Add: reclassification adjustment for amounts recognized in net income               17,633            (5,995)            11,638
                                                                               -----------       -----------        -----------

Unrealized holding gain on available for sale securities, net of taxes         $ 3,844,625       $(1,307,172)       $ 2,537,453
                                                                               ===========       ===========        ===========

                                                                                            Three Months Ended
                                                                                             September 30, 2005
                                                                              ------------------------------------------------
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
                                                                              ===========        ===========       ===========

                                                                                              Nine Months Ended
                                                                                             September 30, 2006
                                                                              ------------------------------------------------
                                                                               Before-Tax                          Net-of-Tax
                                                                                 Amount             Taxes            Amount
                                                                              -----------        -----------       -----------
Unrealized holding gains arising during the period                            $   364,673        $  (123,989)      $   240,684
Add: reclassification adjustment for amounts recognized in net income              17,633             (5,995)           11,638
                                                                              -----------        -----------       -----------

Unrealized holding gain on available for sale securities, net of taxes        $   382,306        $  (129,984)      $   252,322
                                                                              ===========        ===========       ===========

                                                                                             Nine Months Ended
                                                                                             September 30, 2005
                                                                              ------------------------------------------------
                                                                               Before-Tax                          Net-of-Tax
                                                                                 Amount             Taxes             Amount
                                                                              -----------        -----------       -----------
Unrealized holding losses arising during the period                           $(1,521,723)       $   517,386       $(1,004,337)
Add: reclassification adjustment for amounts recognized in net income              44,076            (14,986)           29,090
                                                                              -----------        -----------       -----------

Unrealized holding loss on available for sale securities, net of taxes        $(1,477,647)       $   502,400       $  (975,247)
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

      Components of net periodic benefit cost for the three months ended September 30:

                                                                                 2006                2005
                                                                               --------            --------
      Service cost                                                             $     --            $     --
      Interest cost                                                              48,290              52,516
      Expected return on plan assets                                            (53,715)            (58,310)
      Amortization of unrealized loss                                            17,455              13,222
                                                                               --------            --------
      Net periodic benefit cost                                                $ 12,030            $  7,428
                                                                               ========            ========

Components of net periodic benefit cost for the nine months ended September 30:

                                                   2006            2005
                                                ---------       ---------
      Service cost                              $      --       $      --
      Interest cost                               144,871         157,548
      Expected return on plan assets             (161,147)       (174,930)
      Amortization of unrealized loss              52,365          39,666
                                                ---------       ---------
      Net periodic benefit cost                 $  36,089       $  22,284
                                                =========       =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a pre-approved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of September 30, 2006 are as follows:

                             due 10/01/06       $  3,950,000 @ 5.65%
                             due  7/16/07          4,500,000 @ 2.59%
                             due  8/27/07          5,000,000 @ 3.76%
                             due  7/18/08          4,500,000 @ 3.27%
                             due  8/28/09          7,000,000 @ 5.25%
                             due  6/24/10          5,000,000 @ 4.15%
                             due  5/29/12          5,000,000 @ 4.32%
                             due  9/04/12          5,000,000 @ 4.38%
                             due 12/14/15         20,000,000 @ 3.93%
                             due   5/5/16         10,000,000 @ 4.53%
                                                ------------
                                Total           $ 69,950,000
                                                ============

     As of September 30, 2006, the Bank had borrowings under repurchase agreements with financial institutions totaling $60,200,000. This amount includes borrowings:

                             due  10/20/06       $ 6,000,000 @ 5.41%
                             due  11/28/06         7,000,000 @ 5.40%
                             due   1/28/07         4,000,000 @ 3.60%
                             due   2/19/07        10,000,000 @ 2.74%
                             due   2/25/07         4,650,000 @ 2.40%
                             due  10/27/07         7,000,000 @ 3.26%
                             due   4/26/08         7,000,000 @ 4.19%
                             due   7/28/08         5,000,000 @ 3.25%
                             due   7/31/08         5,000,000 @ 3.27%
                             due   2/25/09         4,550,000 @ 3.20%
                                                 -----------
                                Total            $60,200,000
                                                 ===========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                  For the three months ended September 30,
                                                                    2006                                  2005
                                                          ----------------------        ------------------------
Provision for income taxes at statutory Federal rate      $   196,177         34%       $   429,405           34%
Increase (decrease) resulting from:
   Tax exempt income                                         (139,074)       (24)          (105,566)          (8)
   Nondeductible interest expense                              14,307          2              5,544            1
   Other                                                        5,184          1              5,271           --
                                                          ----------------------        ------------------------
Provision for income taxes                                $    76,594         13%       $   334,654           27%
                                                          ======================        ========================

                                                                  For the nine months ended September 30,
                                                                    2006                            2005
                                                          ----------------------        ------------------------
Provision for income taxes at statutory Federal rate      $   619,141         34%       $ 1,338,832           34%
Increase (decrease) resulting from:
   Tax exempt income                                         (453,763)       (25)          (303,091)          (8)
   Nondeductible interest expense                              40,532          2             14,494           --
   Other                                                       15,893          1             15,814            1
                                                          ----------------------        ------------------------
Provision for income taxes                                $   221,803         12%       $ 1,066,049           27%
                                                          ======================        ========================

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at September 30, 2006 and December 31, 2005 are as follows:

AVAILABLE FOR SALE                                                  September 30, 2006
                                          ------------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized         Unrealized           Unrealized            Fair
                                               Cost              Gains               Losses              Value
                                          -------------      -------------       -------------       -------------
Debt Securities:
   U.S. Treasury securities               $   3,998,866      $          --       $     (21,835)      $   3,977,031
   U.S. Government Agency securities         57,967,908                 --          (1,340,925)         56,626,983
   State and Municipal Obligations           31,193,535            479,804             (18,064)         31,655,275
   Corporate and Other Bonds                 11,272,777             46,897             (33,924)         11,285,750
                                          -------------      -------------       -------------       -------------
                                            104,433,086            526,701          (1,414,748)        103,545,039
                                                             -------------       -------------       -------------

Mortgage-Backed Securities:
   GNMA                                       4,169,887                 --             (68,521)          4,101,366
   FNMA                                      54,819,616             69,200          (2,222,984)         52,665,832
   FHLMC                                     18,777,264                571            (685,006)         18,092,829
                                          -------------      -------------       -------------       -------------
                                             77,766,767             69,771          (2,976,511)         74,860,027
                                          -------------      -------------       -------------       -------------

Marketable Equity Securities                  2,000,000                 --             (50,420)          1,949,580
                                          -------------      -------------       -------------       -------------

Total available for sale securities       $ 184,199,853      $     596,472       $  (4,441,679)      $ 180,354,646
                                          =============      =============       =============       =============

AVAILABLE FOR SALE                                                    December 31, 2005
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
                                          =============      =============       =============       =============

HELD TO MATURITY                                                     September 30, 2006
                                          ------------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized         Unrealized           Unrealized            Fair
                                              Cost               Gains               Losses              Value
                                          -------------      -------------       -------------       -------------
Mortgage-Backed Securities:
GNMA                                      $      43,353      $          --       $        (633)      $      42,720
                                          =============      =============       =============       =============

HELD TO MATURITY                                                     December 31, 2005
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
                                          =============      =============       =============       =============

      At September 30, 2006, gross unrealized holding losses on available for sale and held to maturity securities totaled $4,442,312. Of the securities with unrealized losses, there were fifty-eight securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $4,266,890 at September 30, 2006. Management does not believe that any of the unrealized losses are other than temporary as they relate primarily to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan portfolio at September 30, 2006 and December 31, 2005 is as follows:

                                                             2006                2005
                                                         ------------       ------------
            Real estate--residential mortgage            $172,336,674       $145,927,290
            Real estate--commercial mortgage               51,812,640         42,144,448
            Real estate--construction                      32,040,665         28,549,180
            Commercial                                     18,699,497         21,150,306
            Installment                                     7,254,549          4,334,274
            Other                                              69,811             47,091
                                                         ------------       ------------
                     TOTAL LOANS                          282,213,836        242,152,589
            Net deferred loan origination costs               325,583            288,761
            Allowance for loan losses                      (2,028,162)        (1,759,611)
                                                         ------------       ------------
                     NET LOANS                           $280,511,257       $240,681,739
                                                         ============       ============

10. A summary of the Bank's deposits at September 30, 2006 and December 31, 2005 is as follows:

                                                              2006               2005
                                                          ------------------------------
            Noninterest bearing:
                Demand                                    $ 64,550,101      $ 66,907,502
                                                          ------------      ------------
            Interest bearing:
                Savings                                     52,988,927        48,502,205
                Money market                                75,067,474        79,241,996
                Time certificates of deposit in
                  denominations of $100,000 or more         64,054,228        27,134,125
                Other time certificates of deposit          71,534,683        56,084,533
                                                          ------------      ------------
                     Total Interest bearing deposits       263,645,312       210,962,859
                                                          ------------      ------------
                             TOTAL DEPOSITS               $328,195,413      $277,870,361
                                                          ============      ============

      Included in deposits as of September 30, 2006 and December 31, 2005 are approximately $21,132,000 and $3,073,000, respectively, of brokered deposits which have varying maturities through September 2008 and May 2007, respectively.

11. At September 30, 2006, the Company had one fixed option plan, which is described below. Effective January 1, 2006, the Company adopted SFAS No.123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company's financial statements.

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

      The stock option plan for officers granted options based upon individual officer performance.

      Under both the director and officer plans, the price per share of the option is the fair market value of the Company's stock at the date of the grant. No option may be exercised until 12 months after it is granted at which time options fully vest. Options are exercisable for a period of ten years from the grant thereof.

      Activity in the option plan for officers and outside directors for the nine months ended September 30, 2006 and 2005 is summarized as follows:
      (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                             2006                              2005
                                                -------------------------------   -----------------------------
                                                                   Weighted                         Weighted
                                                 Number of     Average Exercise    Number of   Average Exercise
                                                  Shares       Price Per Share       Shares     Price Per Share
                                                -------------------------------   -----------------------------
Options outstanding at the
    beginning of the year                            28,965      $     10.74           38,608      $      9.96
       Granted                                           --               --               --               --
       Exercised                                     12,864            10.74            7,018             7.37
       Cancelled                                         --               --               --               --
                                                -----------      -----------      -----------      -----------
Options outstanding and exercisable at the
    end of the year                                  16,101      $     10.73           31,590      $     10.54
                                                ===========      ===========      ===========      ===========

      The intrinsic value of options outstanding and exercisable at September 30, 2006 and 2005 is $216,563 and $456,797, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $172,855 and $123,697, respectively.

      There are no pro forma disclosures required for the three and nine months ended September 30, 2005 because there was no share-based compensation attributed to those periods, as no awards were granted or vested during those periods.

12.   Recent Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 158 ("FASB 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. FASB 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. The required transition method of adoption is a prospective application and recognizing the funded status of a company's benefit plans will require an offsetting adjustment to accumulated other comprehensive income in shareholders equity. The Company's non-contributory pension plan was frozen in May of 2005. Management has not yet determined the effect the adoption of this pronouncement will have on other comprehensive income. FASB 158 is effective for fiscal years ending after December 15, 2006.

      In September 2006, the FASB issued FASB Statement No. 157 ("FASB 157"), "Fair Value Measurements," which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of FASB 157 will have a material impact on its financial condition or results of operations.

      In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes"("FASB No 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet completed the process of evaluating what effect, if any, the adoption of FIN 48 will have on its consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Litchfield Financial Corporation (the "Company"), a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The Bank is the Company's primary subsidiary and source of income. The Bank has three subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. In October 2006, the Bank formed a third subsidiary, First Litchfield Leasing Corporation. The subsidiary, which the Bank holds majority ownership position, is a Delaware corporation. The purpose of First Litchfield Leasing Corporation is to provide commercial credit through lease financed transactions. Management believes that the addition of the subsidiary will complement the array of lending products to commercial customers. It is anticipated that the subsidiary will be fully operational by 2007.

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Northwestern Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has nine banking locations located in the towns of Canton, Torrington, Litchfield, Washington, Marble Dale, Goshen and Roxbury, Connecticut. The newest banking facility, located in New Milford, Connecticut, opened in July of 2006. On July 14, 2006, the OCC approved the Bank's application to change the location of the Torrington Fair Supermarket branch to open a full service branch in Torrington, Connecticut. The office opened in November, 2006. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers non-deposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc.

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

As of September 30, 2006, the Company had total assets of $506,927,280, which was an increase of approximately $39.4 million or 8.4% from year-end 2005 total assets of $467,560,946. The increase in assets resulted from increases in the loan portfolio. The increase in assets was funded primarily by increased deposits.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets as of September 30, 2006 were $506,927,280, an increase of $39,366,334 or 8.4% from year-end 2005 total assets of $467,560,946.

Net loans as of September 30, 2006 were $280,511,257, reflecting an increase of $39,829,518 or 16.5%, as compared to the year-end 2005 level of $240,681,739.
Loan growth during 2006 was realized in the residential, construction and commercial mortgage portfolios as well as in the consumer loan portfolio.

At September 30, 2006, the residential mortgage loan portfolio totaled $172,336,674, which was an increase of 18.1% from year-end 2005. Growth in these mortgage products was primarily in fixed rate fifteen and thirty year products. Commercial mortgage loans totaled $51,812,640, which is an increase of 22.9% from the year-end balance. The growth in commercial mortgage products is a result of preference of the commercial customer towards longer term mortgage financing as well as to the Bank's emphasis on commercial lending in its new markets. During the first nine months of 2006, construction mortgage loans increased by $3,491,485, or 12.2%. The increase in the construction mortgage portfolio was primarily in residential real estate loans. The commercial loan portfolio decreased $2,450,809 or 11.6% from its year-end 2005 balance. Customer preference favoring longer term secured financing alternatives as opposed to lines of credit is causing this decrease. At September 30, 2006, consumer loans totaled $7,254,549 and increased $2,920,275 from year end. This increase was caused by the second quarter 2006 purchase of a portfolio of consumer loans in the secondary market. The reason for the acquisition was portfolio diversification as well the opportunity to increase yield while maintaining acceptable levels of credit risk.

As of September 30, 2006, the securities portfolio totaled $180,397,999, which is a 1.4% decrease from the year-end 2005 balance. The decrease in the portfolio resulted primarily from principal payments received on mortgage-backed securities as well as called state and municipal securities. Management's strategy is to utilize the cash flows from these securities to fund the loan portfolio growth. The goal is to shift the mix of earning assets from the investment portfolio into the loan portfolio.

Cash and cash equivalents totaled $17,601,493 which is a decrease of 5.9% from year-end 2005. Variations in cash letter activity as of the end of the reporting periods is the cause of this decrease. As of September 30, 2006 and December 31, 2005, there were no Federal Funds Sold.

Total liabilities as of September 30, 2006 were $479,799,924, which was an increase of $38,208,715 from total liabilities of $441,591,209 as of year-end 2005. Deposits totaled $328,195,413 as of September 30, 2006, increasing $50,325,052, or 18.1%, as compared to their year-end levels. Demand deposits decreased 3.5% or $2,357,401. Interest bearing deposits however, increased by $52,682,453, or 25.0%. Growth in deposits is due primarily to the introduction of new deposit products as well as to the Bank's new branch facilities in nearby markets. Additionally, growth has been experienced in commercial deposits due to the focus on meeting the banking needs of commercial businesses. Also, innovative deposit products and relationship money market deposits contributed to the growth in deposits as well as the Bank's success in retaining those deposits which might have migrated to non-bank investments. Decreases experienced in both savings and money market deposits were the result of customers shifting into higher yielding certificates of deposit. Included in the increase of interest bearing deposits are $18.5 million in brokered certificates of deposit through financial institution counterparties. These deposits have remaining maturities of between three and six months and represent a cost efficient source of funding for meeting liquidity needs while deposit growth in new markets is being developed.

As of September 30, 2006, repurchase agreements with customers totaled $8,710,579, which was a decrease of $1,263,593 from the year-end 2005 balance. These accounts represent overnight investments by commercial and municipal cash management customers. Advances under Federal Home Loan Bank borrowings and repurchase agreements with financial institutions decreased by $3,666,000 and $6,500,000 respectively. Management considers interest rate levels, the yield curve, the market availability and pricing of retail deposits as well as the Company's current and future liquidity needs in determining the funding structures utilized by the Bank.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

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

Net income for the third calendar quarter of 2006 totaled $500,398, which is a decrease of $427,903 or 46.1% from third quarter 2005 earnings of $928,301. Quarterly basic and diluted net income per share for the third quarter of 2006 were $.23 per share, compared to $.43 per basic and diluted share for the same period in 2005.

Net Interest Income

Net interest income is comprised of the following for the three months ended September 30,

                                                    2006              2005
                                                -----------       -----------

Interest and dividend income                    $ 6,775,724       $ 5,468,170
Tax-equivalent adjustments                          153,926           103,595
Interest expense                                 (3,598,745)       (1,938,663)
                                                -----------       -----------

Net interest income (tax equivalent basis)      $ 3,330,905       $ 3,633,102
                                                ===========       ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended September 30, 2006 and 2005. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                           Three months ended September 30, 2006      Three months ended September 30, 2005
                                          --------------------------------------    ----------------------------------------
                                                           Interest                                     Interest
                                             Average        Earned/       Yield/       Average           Earned/      Yield/
                                             Balance         Paid          Rate        Balance            Paid         Rate
                                          ------------    ----------      ------    ------------        ---------     ------
Assets
Interest Earning Assets:
Loans                                     $277,853,000    $4,593,675       6.61%    $242,011,000        3,782,989      6.25%
Investment Securities                      190,844,000     2,309,959       4.84%     165,396,000        1,780,722      4.31%
Other interest earning assets                2,957,000        26,016       3.52%       1,367,000            8,054      2.36%
                                          ------------    ----------                ------------        ---------

Total interest earning assets              471,654,000     6,929,650       5.88%     408,774,000        5,571,765      5.45%
                                                          ----------       ----                         ---------      ----

Allowance for loan losses                   (1,977,000)                               (1,631,000)
Cash and due from banks                     16,955,000                                16,444,000
Bank premises and equipment                  5,129,000                                 3,807,000
Net unrealized loss on
  securities                                (6,261,000)                               (2,427,000)
Other assets                                17,716,000                                15,387,000
                                          ------------                              ------------

Total Average Assets                      $503,216,000                              $440,354,000
                                          ============                              ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                          $ 55,708,000       167,442       1.20%    $ 54,984,000           28,240      0.21%
Money Market deposits                       77,004,000       633,707       3.29%      82,990,000          233,156      1.12%
Time deposits                              124,308,000     1,194,002       3.84%      83,003,000          598,441      2.88%
Borrowed funds                             154,159,000     1,603,594       4.16%     126,574,000        1,078,826      3.41%
                                          ------------    ----------                ------------        ---------

Total interest bearing liabilities         411,179,000     3,598,745       3.50%     347,551,000        1,938,663      2.23%
                                                          ----------       ----                         ---------      ----
Demand deposits                             65,267,000                                64,792,000
Other liabilities                            1,488,000                                 2,048,000
Shareholders' Equity                        25,282,000                                25,963,000
                                          ------------                              ------------

Total liabilities and equity              $503,216,000                              $440,354,000
                                          ============                              ============

Net interest income                                       $3,330,905                                 $  3,633,102
                                                          ==========                                 ============
Net interest spread                                                        2.38%                                       3.22%
Net interest margin                                                        2.82%                                       3.56%

RATE/VOLUME ANALYSIS

                                                              Three months ended
                                                         9/30/06 Compared to 9/30/05
                                                          Increase (Decrease) Due to
                                                ----------------------------------------------
                                                   Volume           Rate              Total
                                                -----------      -----------       -----------
Interest earned on
Loans                                           $   583,515      $   227,171       $   810,686
Investment securities                               292,815          236,422           529,237
Other interest income                                12,613            5,349            17,962
                                                -----------      -----------       -----------
Total interest earning assets                       884,943          468,942         1,357,885
                                                -----------      -----------       -----------

Interest paid on:
Deposits                                            159,899          975,415         1,135,314
Borrowed money                                      260,881          263,887           524,768
                                                -----------      -----------       -----------
Total interest bearing liabilities                  420,780        1,239,302         1,660,082
                                                -----------      -----------       -----------

Increase (decrease) in net interest income      $   468,163      $  (770,360)      $  (302,197)
                                                ===========      ===========       ===========

Tax-equivalent net interest income for the third quarter of 2006 decreased $302,197 or 8.3% from the third quarter of 2005. Of the decrease in the net interest income, $770,360 was due to decreased income attributable to the increased costs of interest bearing liabilities which were significantly above the increased earnings from higher yields on earning assets. Higher levels of earning assets resulted in increased net interest income totaling $468,163, which offset some of the lower net interest income due to increased funding costs.

Average earning assets for the third quarter of 2006 totaled $472 million, an overall increase of $63 million from the third quarter of 2005. Average loans increased by $36 million or 14.8%. The increase in earning assets resulted in additional tax equivalent interest income of $884,943. The funding of this growth was through borrowed money, time deposits as well as demand deposits. This funding, which also offset decreases in savings and money market deposits, increased interest expense by $420,780.

The net interest margin for the third quarter of 2006 was 2.82%, a decrease of 74 basis points from the third quarter of 2005. The third quarter net interest margin decreased by 18 basis points from the second quarter of 2006 margin of 3.00%. In both comparisons, the decrease in the net interest margin is attributable to the increased cost of funds which rose at a faster rate than the yield on earning assets. Additionally, the shift in funding from savings and money market deposits into more expensive time certificates and borrowed money contributed to the decrease in margin. Funding costs totaled 3.50% for the third quarter of 2006, an increase of 39 basis points from the funding cost of the second quarter of 2006. Additionally, funding costs were up 127 basis points compared to funding costs of 2.23% for the third quarter of 2005. In comparison, the yield on earning assets for the third quarter of 2006 totaled 5.88%, which was an increase of only 22 basis points over the earning asset yield for the second quarter of 2006, and an increase of 43 basis points from the third quarter of 2005. The flattened and inverted yield curve experienced during 2006 continues to challenge the profitability of the net interest margin.

Provisions for Loan Losses

The provision for loan losses for the third quarter of 2006 totaled $105,000, which is a slight decrease over the $109,371 provision for the third quarter of 2005. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. The Company's expansion into new markets as well as a focus in commercial lending is the rationale for this level of provision. (See page 24 for a discussion of the Allowance for Loan Losses.)

During the third quarter of 2006, the Company recorded net charge-offs of $46,815 compared to net charge-offs of $6,567 for the same period in 2005. The increased level of charge-offs in the third quarter of 2006 was the result of losses related to two consumer loans originated by the Company. Generally, recovery and charge-off activity continue to be associated with consumer lending.

Noninterest Income

Noninterest income for the third quarter of 2006 totaled $735,764, a decrease of $19,932 or 2.6% from the $755,696 earned for the third quarter of 2005. Banking service charges and fees for the third quarter of 2006 totaled $333,691, an increase of $56,074 or 20.2% from fees earned for the third quarter of 2005. This increase was due to increased activity from deposit overdrafts, ATM and cash management services. Trust fees totaled $273,944, which was $43,790 or 19.0% above the third quarter 2005 level. The increase in trust fees is due to higher levels of investment management income.

Noninterest Expense

For the three months ended September 30, 2006, noninterest expense totaled $3,230,751, an increase of $317,874 or 10.9% from the similar period in 2005. Salary and employee benefit costs increased by $184,124 due mostly to additional staffing for the new branches in Canton and New Milford, Connecticut.

Occupancy and equipment expense totaled $386,184, increasing $99,432 or 34.7% from the third quarter of 2005 of $286,752. Increases in utility, depreciation and maintenance expenses throughout the Company contributed to the increase. Rental expense for the New Milford and full-service Torrington branch also caused much of the increase. Legal fees for the third quarter of 2006 totaled $48,327 which was an increase of $15,930 from the third quarter of 2005. Legal advice related to new products and corporate activities are the primary reason for the increased expense. Advertising expense totaled $163,482, which was a decrease of $16,807 or 9.3% from third quarter 2005 costs. Although costs for new branch promotions were included in third quarter 2006 costs, nonrecurring direct mail promotions occurring during the third quarter of 2005 resulted in an overall decrease. Commissions, services and fees expenses totaled $110,811 which is an increase of $28,333 or 34.4% from the third quarter of 2005. The increase relates to sales training, compliance, loan servicing and core processor due diligence advice. Other noninterest expense totaled $427,043 for the quarter, which was $19,363 or 4.3% below 2005 costs. This decrease is related mostly to reduced correspondent banking fees and decreased director incentive compensation.

Income Taxes

For the three month period ended September 30, 2006, the provision for income taxes totaled $76,594, which is a decrease of 77.1% from the same period in 2005. This decrease is due to the level of pretax income which was down by 54.3% from the third quarter of 2005. Additionally, due to a higher proportion of tax-exempt income (primarily in the form of non-taxable state and municipal interest), to pretax income, the effective tax rate for the third quarter of 2006 was 13%, as compared to the second quarter 2005 effective tax rate of 27%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Summary

Net income for the Company for the nine months ended September 30, 2006 totaled $1,599,201, decreasing $1,272,492 or 44.3% from 2005 earnings of $2,871,693.
Basic and diluted net income per
share for the nine month period were $.74 per share. These results are below 2005 levels of $1.34 and $1.33 for basic and diluted net income per share, respectively.

Net Interest Income

Net interest income is comprised of the following for the nine months ended September 30,

                                                          2006               2005
                                                      ------------       ------------
      Interest and dividend income                    $ 18,837,852       $ 15,912,809
      Tax-equivalent adjustments                           494,956            293,410
      Interest expense                                  (9,199,052)        (5,276,202)
                                                      ------------       ------------

      Net interest income (tax equivalent basis)      $ 10,133,756       $ 10,930,017
                                                      ============       ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 2006 and 2005. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                             Nine months ended September 30, 2006          Nine months ended September 30, 2005
                                          ----------------------------------------      -----------------------------------------
                                                             Interest                                      Interest
                                             Average         Earned/        Yield/        Average          Earned/         Yield/
                                             Balance          Paid           Rate         Balance           Paid            Rate
                                          ------------     -----------      ------      ------------     -----------       ------
Assets
Interest Earning Assets:
Loans                                     $259,127,000     $12,500,751       6.43%      $233,447,000     $10,543,314        6.02%
Investment Securities                      190,902,000       6,794,166       4.75%       171,960,000       5,645,748        4.38%
Other interest earning assets                1,767,000          37,891       2.86%         1,583,000          17,157        1.45%
                                          ------------     -----------                  ------------     -----------

Total interest earning assets              451,796,000      19,332,808       5.71%       406,990,000      16,206,219        5.31%
                                                           -----------       ----                        -----------        ----
Allowance for loan losses                   (1,895,000)                                   (1,529,000)
Cash and due from banks                     15,015,000                                    15,042,000
Bank premises and equipment                  4,765,000                                     3,435,000
Net unrealized loss on
  securities                                (5,721,000)                                   (2,403,000)
Foreclosed real estate                              --                                                                        --
Other assets                                16,998,000                                    15,129,000
                                          ------------                                  ------------

Total Average Assets                      $480,958,000                                  $436,664,000
                                          ============                                  ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                          $ 49,338,000         217,078       0.59%      $ 56,642,000          87,762        0.21%
Money Market deposits                       75,070,000       1,295,217       2.30%        90,654,000         709,486        1.04%
Time deposits                              107,322,000       2,933,767       3.64%        84,269,000       1,639,284        2.59%
Borrowed funds                             157,961,000       4,752,990       4.01%       117,198,000       2,839,670        3.23%
                                          ------------     -----------                  ------------     -----------

Total interest bearing liabilities         389,691,000       9,199,052       3.15%       348,763,000       5,276,202        2.02%
                                                           -----------       ----                        -----------        ----
Demand deposits                             64,073,000                                    60,664,000
Other liabilities                            1,756,000                                     1,896,000
Shareholders' Equity                        25,438,000                                    25,341,000
                                          ------------                                  ------------

Total liabilities and equity              $480,958,000                                  $436,664,000
                                          ============                                  ============

Net interest income                                        $10,133,756                                   $10,930,017
                                                           ===========                                   ===========
Net interest spread                                                          2.56%                                          3.29%
Net interest margin                                                          2.99%                                          3.58%

RATE/VOLUME ANALYSIS

                                                       Nine months ended
                                                  9/30/06 Compared to 9/30/05
                                                  Increase (Decrease) Due to
                                        ----------------------------------------------
                                           Volume            Rate              Total
                                        -----------      -----------       -----------
Interest earned on:
Loans                                   $ 1,208,609      $   748,828       $ 1,957,437
Investment securities                       651,538          496,880         1,148,418
Other interest income                         2,200           18,534            20,734
                                        -----------      -----------       -----------
Total interest earning assets             1,862,347        1,264,242         3,126,589
                                        -----------      -----------       -----------

Interest paid on:
Deposits                                      1,737        2,007,793         2,009,530
Borrowed money                            1,128,572          784,748         1,913,320
                                        -----------      -----------       -----------
Total interest bearing liabilities        1,130,309        2,792,541         3,922,850
                                        -----------      -----------       -----------
Increase in net interest income         $   732,038      $(1,528,299)      $  (796,261)
                                        ===========      ===========       ===========

The $796,261 decrease in net interest income is reflective of decreased income of $1,528,299 resulting from the decrease in net interest spread. Mitigating the severity of the decrease was increased net interest income of $732,038 which resulted from the increased volume of earning assets, net of the increase in volume of interest bearing liabilities.

Tax equivalent net interest income for the first nine months of 2006 totaled $10,133,756, which was a decrease of $796,261 or 7.3% from the same period in 2005. Average earning assets for the first nine months of 2006 increased by nearly $45 million, or 11.0%. Earning asset growth was in the loan and investment portfolios which each increased by 11% over the previous year. The increase in earning assets was funded by time deposits and borrowed money.

The decline in net interest income continues to be reflective of the erosion of the net interest margin. The net interest margin (net interest income divided by average earning assets) was 2.99% for the nine-month period ended September 30, 2006. The net interest margin decreased 59 basis points from the margin of 3.58% for the nine months ended September 30, 2005. The flat and inverted yield curve experienced during 2006 is the cause of the decline in net interest margin. Over the past year, funding costs have increased 113 basis points, from 2.02% to 3.15%. The tax-equivalent yield on earning assets, however, has only increased 40 basis points for the same period. Continued emphasis on deposit growth through promotions and achieving market share with the new branches is predicted to help alleviate further margin erosion.

Provisions for Loan Losses

The provision for loan losses for the first nine months of 2006 totaled $315,000, which was a slight increase over the provision for the first nine months of 2005. The provision for loan losses is determined quarterly and assessed along with the adequacy of the allowance for loan losses. The growth in the loan portfolio, an increased emphasis in commercial lending, larger individual loan exposures and expansion into contiguous markets bringing increased `new client' risk resulted in this level of provision. (See Page 24 for a discussion of the Allowance for Loan Losses).

During the first nine months of 2006, the Company recorded net charge-offs of $46,449 compared to net charge-offs of $9,011 for the first nine months of 2005. Charge-offs for 2006 include losses related to two larger consumer loans originated by the Company. Generally, charge-offs continue to relate to losses in consumer installment loans and in overdrafts.

Noninterest Income

Year to date noninterest income as of September 30, 2006 totaled $2,107,736, up $140,309, or 7.1%, from noninterest income from the same period in 2005. Banking service charges and fees totaled $892,114, increasing $146,336, or 19.6%, from the previous year due to higher levels of fee income from deposit overdraft fees, cash management services, credit card interchange income and loan referral fees. Trust fee income totaled $815,816 increasing of $110,176, or 15.6%, from the first nine months of 2005. This increase resulted from the growth of fee income from investment management services. Our wealth management approach affords clients the benefit of local, personalized service, comprehensive financial solutions and access to investment management services.

During the first nine months of 2006 and 2005, the Bank recorded losses on the sales of available for sale securities of $17,633 and $44,076, respectively. These sales were made for the purpose of positioning the portfolio for future income and reducing interest rate risk.

Noninterest Expense

Nine-month noninterest expense as of September 30, 2006 totaled $9,610,532, which was an increase of $1,254,857, or 15.0%, from the same period of 2005. Costs incurred for the openings of the Canton, Hilltop and New Milford branches this year were the primary causes for the increases in salary, advertising, legal, postage, equipment and occupancy expenses. Also, commissions, services and fees expenses totaled $371,962, which is an increase of 76.2% from the first three quarters of 2005. The majority of this increase relates to sales training, compliance and core processor due diligence advice.

Other noninterest expenses totaled $1,379,468 which was an increase of $77,400 from the first nine months of 2005. Increased costs for computer software and consulting and exam and audit expense, reflect the Company's expansion as well as the costs of compliance in the current regulatory environment.

Income Taxes

The provision for income taxes for the first nine months of 2006 totaled $221,803, a decrease of 79.2% from the same period in 2005. The decrease in income tax expense is due to lower taxable income levels due both to lower pretax earnings as well as to a higher proportion of non-taxable to taxable income. The effective tax rate for the first nine months of 2006 was 12% compared to 27% for the first nine months of 2005.

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

As of September 30, 2006, the Company had $84,173,933 in loan commitments and credit lines outstanding. Since some commitments are expected to expire without being drawn upon, the total commitment amount therefore does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At September 30, 2006, total shareholders' equity was $27,127,356 compared to $25,969,737 at December 31, 2005. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of September 30, 2006:

                                             Minimum
                                          Regulatory
                                      Capital Levels           The Company              The Bank
                                      --------------           -----------              --------
TIER 1:
  Leverage capital ratio                          4%                 7.83%                 7.16%

  Risk-based capital ratio                        4%                13.27%                12.14%

  Total risk-based capital ratio                  8%                13.95%                12.83%

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at September 30, 2006. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

At September 30, 2006, the allowance for loan losses was equivalent to 213% of total non-performing assets as compared with 632% of total non-performing assets at December 31, 2005. Although the asset quality of the loan portfolio remains excellent, nonperforming assets as of September 30, 2006 totaled $952,641 which was an increase of $674,427 since year end. This increase was due mainly to three mortgages classified as nonperforming during the year. Both comparisons are favorably impacted by the excellent asset quality of the loan portfolio and extremely low level of non-performing assets. As of September 30, 2006, non-performing assets were .34% of total loans. As of December 31, 2005, non-performing assets totaled .11% of total loans. The ratio of the allowance for loan losses to total loans at September 30, 2006 was .72%, remaining near the year end 2005 level of .73%.

Changes in the allowance for loan losses for the periods ended September 30, 2006 and 2005 are as shown below:

                                                                      Nine months ended September 30,
                                                                        2006                  2005
                                                                     -----------          -----------
Balance at beginning of the year                                     $ 1,759,611          $ 1,389,947
Provision for loan losses                                                315,000              310,617
Loans charged off                                                        (67,339)             (43,444)
Recoveries of loans previously charged off                                20,890               34,433
                                                                     -----------          -----------

Balance at end of period                                             $ 2,028,162          $ 1,691,553
                                                                     ===========          ===========

The following table summarizes the Bank's other real estate owned (OREO), past due and nonaccrual loans, and nonperforming assets as of September 30, 2006 and December 31, 2005.

                                                             September 30, 2006     December 31, 2005
                                                             ------------------     -----------------
Nonaccrual loans                                                    $   819,513           $   273,330

Other real estate owned                                                      --                    --
                                                                    -----------           -----------

Total nonperforming assets                                          $   819,513           $   273,330
                                                                    ===========           ===========

Loans past due in excess of 90 days and
  accruing interest                                                 $   133,128           $     4,884
                                                                    ===========           ===========

POTENTIAL PROBLEM LOANS

As of September 30, 2006, there were no potential problem loans not disclosed above, which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At September 30, 2006, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2005.

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

There are no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders. None

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

Dated: November 14, 2006                      FIRST LITCHFIELD FINANCIAL
                                              CORPORATION


                                              By: /s/ Joseph J. Greco
                                                 -------------------------------
                                                  Joseph J. Greco, President and
                                                  Chief Executive Officer


Dated: November 14, 2006                      By: /s/ Carroll A. Pereira
                                                 -------------------------------
                                                  Carroll A. Pereira
                                                  Principal Financial and
                                                  Accounting Officer