Form 10-K
period 2006-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2007-04-02
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                         Commission file number 0-28815
                                                -------

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                     06-1241321
----------------------------------------      ----------------------------------
      (State or Other Jurisdiction                      (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)

    13 North Street, Litchfield, CT                          06759
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

        Registrant's telephone number, including area code (860) 567-8752
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                  Name of Each Exchange on Which Registered
  -------------------                  -----------------------------------------

---------------------------------      -----------------------------------------

---------------------------------      -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)
      Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    No X
   ---   ---

      Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    No X
   ---   ---

      Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K. Yes    No X
                   ---   ---

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer _______Accelerated filer________ Non-accelerated filer X
                     ---

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined by Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $48,214,349.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

      March 2, 2007 - 2,257,546
                      ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

      PART III. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007.

                                TABLE OF CONTENTS
                                -----------------

PART I
------
           ITEM 1 -  BUSINESS                                                               1
           ITEM 1A.  RISK FACTORS                                                          12
           ITEM 1B.  UNRESOLVED STAFF COMMENTS                                             15
           ITEM 2 -  PROPERTIES                                                            15
           ITEM 3 -  LEGAL PROCEEDINGS                                                     16
           ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   16

PART II
-------
           ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                                          16
           ITEM 6 -  SELECTED FINANCIAL DATA                                               19
           ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATION                                                 21
           ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            35
           ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           36
           ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE                                                 36
           ITEM 9A - CONTROLS AND PROCEDURES                                               36
           ITEM 9B - OTHER INFORMATION                                                     36

PART III
--------

           ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                36
           ITEM 11 - EXECUTIVE COMPENSATION                                                37
           ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       37
           ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS
                      AND DIRECTOR INDEPENDENCE                                            37
           ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES                                38

PART IV
-------

           ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                            38

SIGNATURES                                                                                 44
----------

PART I

ITEM 1. BUSINESS

Business of the Company

First Litchfield Financial Corporation, a Delaware corporation (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was formed in 1988 and has one banking subsidiary, The First National Bank of Litchfield (the "Bank"), a national banking association organized under the laws of the United States. The Bank and its predecessors have been in existence since 1814. The principal executive office of the Company is located at 13 North Street, Litchfield, CT 06759, and the telephone number is
(860) 567-8752. The Company owns all of the outstanding shares of the Bank. The Bank has three subsidiaries, Lincoln Corporation, and Litchfield Mortgage Service Corporation, which are Connecticut corporations, and First Litchfield Leasing Corporation which is a Delaware corporation. The Bank holds a majority ownership position, in First Litchfield Leasing Corporation. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. During the fourth quarter of 2006, The Bank formed First Litchfield Leasing Corporation for the purpose of providing equipment financing and leasing products. On June 26, 2003, the Company formed First Litchfield Statutory Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on June 26, 2003, the first series of trust preferred securities were issued. During the second quarter of 2006, the Company formed a second statutory trust, First Litchfield Statutory Trust II ("Trust II"). The Company owns 100% of Trust II's common stock. Trust II exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. In June 2006, Trust II issued its first series of trust preferred securities.

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

The Bank introduces new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet. The Bank offers PC banking and bill paying via the Internet at its Website. Also, the Bank offers a cash management product; e-Business Advantage, which is geared toward small businesses, municipal and nonprofit customers and provides 24-hour online account management including real-time account monitoring, managing cash flow, collecting and making payments electronically, as well as transferring idle cash.

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

Loan Portfolio

The Bank's loan portfolio at December 31, 2006 - 2002 was comprised of the following categories:

                                                                (Dollar Amounts in Thousands)
                                                                        December 31,
                                    -------------------------------------------------------------------------------------
                                         2006              2005              2004              2003              2002
                                    -------------     -------------     -------------     -------------     -------------
Commercial                          $      26,950     $      21,151     $      17,911     $      20,754     $      10,531

Real Estate
                Construction               30,606            28,549            11,597             9,228             9,994
                Residential               177,082           145,927           148,662           126,317           123,393
                Commercial                 53,318            42,145            33,655            27,022            30,536

Installment                                 7,168             4,334             6,315             8,057            14,272

Others                                        172                47                80                86                51
                                    -------------     -------------     -------------     -------------     -------------
                Total Loans         $     295,296     $     242,153     $     218,220     $     191,464     $     188,777
                                    =============     =============     =============     =============     =============

The following table reflects the maturity and sensitivities of the Bank's loan portfolio at December 31, 2006.

                                                 (Dollar Amounts in Thousands)
                                                  After one
                                 One Year        year through       Due after           Total
                                  or less         five years        five years           loans
                               -------------     -------------     -------------     -------------
Commercial                     $      14,292     $       6,407     $       6,251     $      26,950

Real Estate
           Construction                1,690             7,861            21,055            30,606
           Residential                41,495            27,082           108,505           177,082
           Commercial                  5,471            13,794            34,053            53,318

Installment                            1,364             4,233             1,571             7,168

Others                                    --                --               172               172
                               -------------     -------------     -------------     -------------

           Total Loans         $      64,312     $      59,377     $     171,607     $     295,296
                               =============     =============     =============     =============

At December 31, 2006,  loans  maturing  after one year  included  approximately:
$138,473,000 in fixed rate loans and $92,511,000 in variable rate loans.

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

At December 31, 2006 the carrying value of the Bank's investment portfolio was $147,820,791 or 30% of total assets. There were no Federal Funds Sold as of December 31, 2006.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2006 and 2005.

                                           (Dollar Amounts in Thousands)
                                       2006                                2005
                      ----------------------------------     -------------------------------
                          Amortized             Fair           Amortized           Fair
                            Cost               Value              Cost             Value
                      ----------------     -------------     -------------     -------------
Available-for-sale    $        150,895     $     147,780     $     187,128     $     182,900
Held-to-maturity                    41                40                49                48
                      ----------------     -------------     -------------     -------------
                      $        150,936     $     147,820     $     187,177     $     182,948
                      ================     =============     =============     =============

The following tables present the maturity distribution of investment securities at December 31, 2006, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security.

Held-to-maturity

                                                          (Dollar Amounts in Thousands)

                                           Over One     Over Five                                        Weighted
                             One Year      Through       Through    Over Ten       No                     Average
                              Or Less     Five Years    Ten Years     Years     Maturity      Total        Yield
                             ---------    ----------    ---------   ---------   ---------   ---------    ---------
Mortgage-Backed Securities   $      13    $       28    $      --          --          --   $      41         7.48%
                             =========    ==========    =========   =========   =========   =========    =========

Weighted Average Yield            7.16%         7.63%          --          --          --        7.48%          --
                             =========    ==========    =========   =========   =========   =========    =========

Available-for-sale (1)

U.S. Agencies and
   Corporations                $  5,000    $ 10,012    $ 24,992    $  3,000          --    $ 43,004        4.30%
State and Municipal & Other          --          --       1,790      40,677       2,000      44,467        5.72%
Mortgage-Backed Securities       14,790      44,883       3,751          --          --      63,424        4.92%
                               --------    --------    --------    --------    --------    --------    --------
Total                          $ 19,790    $ 54,895    $ 30,533    $ 43,677       2,000    $150,895        4.98%
                               ========    ========    ========    ========    ========    ========    ========

Weighted Average Yield             4.81%       4.74%       4.79%       6.42%       4.00%       4.98%         --
                               ========    ========    ========    ========    ========    ========    ========

Total Portfolio                $ 19,803    $ 54,923    $ 30,533    $ 43,677       2,000    $150,936        4.98%
                               ========    ========    ========    ========    ========    ========    ========

Total Weighted Average Yield       4.62%       4.75%       4.79%       6.42%       4.00%       4.98%         --
                               ========    ========    ========    ========    ========    ========    ========

(1)   Dollars shown at amortized cost amounts.

Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2006, 2005 and 2004.

                                               2006                     2005                    2004
                                      ----------------------  -----------------------  -----------------------
                                       Average     Average      Average     Average      Average     Average
                                       Balance      Rate        Balance      Rate        Balance      Rate
                                      ------------------------------------------------------------------------
Non-interest bearing
   demand deposits                    $  65,047          --    $  61,375          --    $  54,333          --

Money market deposits                    74,200        2.20%      88,285        1.14%     106,266        1.17%

Savings deposits                         48,141         .67%      55,167         .21%      56,174         .27%

Time deposits                           115,559        4.05%      84,771        2.73%      89,530        2.51%
                                      ------------------------------------------------------------------------

               Total deposits         $ 302,947        2.19%   $ 289,598        1.18%   $ 306,303        1.19%
                                      ========================================================================

Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2006 are scheduled to mature as follows:

                 (Dollar Amounts in Thousands)
                 -----------------------------
       Three months or less                       $   47,670
       Over three, through six months                 14,669
       Over six, through twelve months                 9,489
       Over twelve months                                953
                                                  ----------
       Total                                      $   72,781
                                                  ==========

Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past three years:

                                                         Years ended December 31,
                                                        --------------------------
                                                        2006       2005       2004
                                                        ----       ----       ----
Return on average total
assets (net income divided by average total assets)       .29%       .91%       .93%

Return on average shareholders' equity (net
income divided by average shareholders' equity)          5.43      15.94      17.33

Equity to assets (average shareholders' equity as a
percent of average total assets)                         5.31       5.74       5.34

Dividend payout ratio                                   92.68      29.21      25.10

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

                                               (Dollar Amounts in Thousands)
                                                  As of December 31, 2006
                                                       Repriced Within
                                     --------------------------------------------------

                                      Under 3       4 to 12        1 to 5       Over 5
                                       Months        Months         Years        Years
                                     ---------     ---------     ---------     --------
Securities available-for-sale        $   3,758     $  17,830     $  54,464     $ 74,843
Securities held-to-maturity                  3            25            13           --
Loan Portfolio                          78,354        19,156        88,187      109,599
Other                                       --            --            --        4,749
                                     ---------     ---------     ---------     --------
Total interest earning assets           82,115        37,011       142,664      189,191

Interest-bearing liabilities
  Money Market                          11,944            --        59,136           --
   Savings                               2,265         6,796        36,244           --
   Time                                 76,851        64,455         7,236           --
                                     ---------     ---------     ---------     --------
Total interest-bearing deposits         91,060        71,251       102,616           --

Borrowed funds                          68,960        26,500        31,050       10,000
                                     ---------     ---------     ---------     --------
Total interest-bearing liabilities     160,020        97,751       133,666       10,000

Periodic gap                         $ (77,905)    $ (60,740)    $   8,997     $179,191
                                     =========     ---------     =========     ========

Cumulative gap                       $ (77,905)    $(138,645)    $(129,648)    $ 49,543
                                     =========     =========     =========     ========

Cumulative gap as a percentage of
   total earning assets                 (17.27)%      (30.74)%      (28.75)%      10.99%
                                     =========     =========     =========     ========

Supervision and Regulation

The Bank is chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation ("FDIC").

The Company is a bank holding company within the meaning of the Bank Holding Company Act ("BHC Act"), and as such, is registered with the Federal Reserve Board ("FRB"). Accordingly, the Company is subject to the supervision of the FRB and is subject to the Federal BHC Act. The Company, as a bank holding company, is also subject to the Connecticut Bank Holding Company laws. Certain legislation and regulations affecting the business of the Company and the Bank are discussed below.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. The regulators measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of limited amounts of the allowance for loan losses, unrealized gains on equity securities and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

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

The following table presents the capital ratios for the Company and the Bank as of December 31, 2006:

                                                                      Minimum
                                   The Company's   The Bank's       Regulatory
                                       Ratio         Ratio         Capital Level
                                       -----         -----         -------------
RISK-BASED CAPITAL RATIO:

             Total Capital             13.25%         12.24%             8%
               Tier 1 Capital          12.57%         11.55%             4%

TIER 1 LEVERAGE CAPITAL RATIO:          7.55%          6.94%             4%

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

Safety and Soundness Standards

The federal banking agencies have established safety and soundness standards for insured financial institutions covering: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality and earnings; (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss; and (9) information security standards. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency.

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

FDIC Insurance

The Bank's deposits are insured through the Deposit Insurance Fund of the FDIC up to a maximum of $100,000 per separately insured depositor. The federal deposit insurance limits on certain retirement accounts are separately insured by the FDIC up to $250,000.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies are subject to oversight by the FRB, in addition to other regulatory agencies. Under the financial holding company structure, banks have the ability to purchase or establish broker/dealer subsidiaries, as well as the option to purchase insurance companies. Additionally, securities and insurance firms are permitted to purchase full-service banks.

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

The impact of the Gramm-Leach-Bliley Act has on the Bank and the Company has been minimal. To date the impact has been minimal. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services. The Company has no current plans to operate within a financial holding company structure.

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

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirements under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

      disclosure of all material off-balance sheet transactions and relationship that may have a material effect upon the financial status of an issuer; and

      the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Company's stock during a lock out period of Company's pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for a mandated internal control report and assessment with the annual report and an attestation and a report on such report by Company's auditor. These reports would have been initially required for the Company's year ending December 31, 2005. The Securities and Exchange Commission ("SEC") has extended the Section 404 compliance dates for non-accelerated filers such as the Company (those issuers with non-affiliated public float of less than $75 million) to fiscal years ending on or after December 15, 2007, and non-accelerated filers must comply with the auditors attestation report requirements for reports filed for fiscal years ending on or before December 15, 2008. Due to the burdens on smaller companies in designing and implementing compliance with this section, this extension will provide smaller companies, such as the Company, with the necessary opportunity to more thoroughly evaluate their systems of internal controls. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the company. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

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

Employees

The Company, the Bank and its subsidiaries employ 116 full-time employees and 10 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

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
------------------                                    ------------

ITEM 1A.  RISK FACTORS

      In addition to the other information contained in this report, the following risks may affect the Bank. If any of these risks occurs, the Company's business, financial condition or operating results could be adversely affected.

      Changes in economic conditions could materially hurt the Company's abusiness.

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

      Although there is currently no material litigation to which the Company is the subject, other than that disclosed in Item 3 herein, future litigation that arises during the normal course of business could be material and have a negative impact on the Company's earnings. Future litigation or changes in current litigation could also adversely impact the reputation of the Company in the communities that it serves.

      Customer Information may be obtained and used fraudulently.

      Risk of theft of customer information resulting from security breaches by third parties exposes the Bank to reputation risk and potential monetary loss. The Bank has exposure to fraudulent use of its customers' personal information resulting from its general business operations and through customer use of financial instruments, such as debit cards. If a breach in security does occur and the financial data of customers is compromised, the Bank will react as quickly as possible to protect customer accounts and limit potential losses to the Bank.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is not the owner or lessee of any properties. The properties described below are properties owned or leased by the Bank.

The Bank's main office is located at 13 North Street, Litchfield, Connecticut. In addition to the Bank's main office in Litchfield, the Bank has branches in Marble Dale, Washington Depot, Goshen, Canton, New Milford, Roxbury and Torrington, Connecticut.

During the year ended December 31, 2006, the net rental expenses paid by the Bank for all of its office properties was approximately $287,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank.

                                                             Owned                       Lease
   Location                  Address                        Leased                    Expiration
   --------                  -------                        ------                    ----------
Main Office          13 North Street                   Owned since 1816
                     Litchfield, CT

Marble Dale          Route 202                         Leased                             2007
                     Marble Dale, CT

Washington Depot     Bryan Plaza                       Owned since 1959
                     Washington Depot, CT

Goshen               Routes 4 & 63                     Owned since 1989
                     Goshen, CT

Roxbury              Route 67                          Leased                     2009 with one 5 year
                     Roxbury, CT                                                  extension

New Milford          Route 202                         Leased                     2011 with one 5 year
                     New Milford, CT                                              extension

Torrington           1057 Torringford Street           Leased                     2026 with option
                     Torrington, CT                                               to purchase

Canton               188 Albany Turnpike               Owned since 2005
                     Canton, CT

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL.OB. As of March 2, 2007, there were 2,257,546 shares issued and outstanding, which were held by approximately 423 shareholders.

The  following  information,   provided  by  Oppenheimer  and  Co.,  sets  forth
transactions in the Company's Common Stock during each quarter of the two most recently completed fiscal years:

2005                                       High/Low
                                      ------------------
First Quarter .....................   $32.38      $27.62
Second Quarter ....................    29.52       26.91
Third Quarter .....................    28.48       23.45
Fourth Quarter ....................    28.50       23.45

2006                                       High/Low
                                      ------------------
First Quarter .....................   $28.10      $23.10
Second Quarter ....................    28.10       24.76
Third Quarter .....................    25.71       23.81
Fourth Quarter ....................    23.31       21.25

In December 2004, the Company's Board of Directors approved a 120,000 share Common Stock buyback program. In December 2005, the buyback program expired. No shares of outstanding Common stock were redeemed in connection with this program. In December 2006, in a single transaction, the Company purchased 5,000 shares of outstanding Common stock.

Dividends

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 2004, 2005 and 2006, the Company declared cash dividends of 50 cents per share, 57 cents per share and 60 cents per share, respectively. During 2004, 2005 and 2006 the Company declared stock dividends of 5.00%.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 2006, approximately $6,011,000, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

Recent Sales of Unregistered Securities

In the past three years, there have been no sales of unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2006:

                                      Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------
        Plan Category              Number of          Weighted average exercise     Number of securities
                               securities to be     price of outstanding options, remaining available for
                                  issued upon            warrants and rights          future issuance
                                  exercise of
                                  outstanding
                               options, warrants
                                  and rights
-------------------------------------------------------------------------------------------------------------
                                      (a)                        (b)                        (c)
-------------------------------------------------------------------------------------------------------------
  Equity compensation plans         16,901                     $10.22                       N/A
   approved by shareholders
-------------------------------------------------------------------------------------------------------------
Equity compensation plans not         N/A                        N/A                        N/A
   approved by shareholders
-------------------------------------------------------------------------------------------------------------
            Total                   16,901                     $10.22                       N/A
-------------------------------------------------------------------------------------------------------------

                          STOCK PRICE PERFORMANCE GRAPH
                          -----------------------------

      Set forth below is a line graph with an explanatory table comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the total return of the S & P 500 Index and the SNL Bank Index for Banks with total assets more than $250 million and less than $500 million. The calculation of total cumulative return assumes a $100 investment in the Company's Common Stock and each of the other indices on December 31, 2001.


                                [GRAPHI OMITTED]

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
             AMONG FIRST LITCHFIELD FINANCIAL CORP., S & P 500 INDEX
                       AND THE SNL $250M-$500M BANK INDEX


Period Ending                      12/31/01   12/31/02    12/31/03   12/31/04   12/31/05   12/31/06
-------------                      --------   --------    --------   --------   --------   --------
Index
-----
First Litchfield Financial Corp.     100.00     118.33     199.39     300.62     286.61     235.98
S & P 500 Index                      100.00      78.03     100.16     110.92     116.28     134.43
SNL $250M-$500M Bank Index           100.00     128.07     186.94     215.79     228.47     240.02


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Form 10-K. The selected balance sheet data as of December 31, 2006 and 2005, and the selected income statement data for the years ended December 31, 2006, 2005 and 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K. The balance sheet data as of December 31, 2004, 2003 and 2002, and income statement data for the years ended December 31, 2003, and 2002, are derived from audited consolidated financial statements of the Company not included herein.

                                                           At or For the Year Ended December 31,

                                           2006             2005            2004            2003            2002
                                      -------------     ------------    ------------    ------------    ------------
Income Statement Data
Interest Income                       $  25,805,321     $ 21,665,441    $ 19,809,236    $ 16,609,791    $ 16,565,818
Interest Expense                         13,114,088        7,594,052       6,216,042       5,788,062       7,056,830
Net Interest Income                      12,691,233       14,071,389      13,593,194      10,821,729       9,508,988
Other Income                              2,272,986        2,899,313       2,432,094       2,643,623       2,406,363
Noninterest Expense                      13,202,841       11,081,440      10,228,091       9,497,832       8,825,163
Income Before Income Taxes                1,341,378        5,547,234       5,437,197       3,667,520       2,825,188
Income Taxes (Benefits)                     (67,525)       1,511,343       1,520,962         881,096         629,450
Net Income                                1,408,903        4,035,891       3,916,235       2,786,424       2,195,738

Balance Sheet Data
Total Loans and Loans Held for Sale     296,338,181      242,152,589     218,220,157     191,463,609     189,161,657
Allowance for Loan Losses                 2,106,100        1,759,611       1,389,947       1,149,454       1,011,052
Total Investment Securities             147,820,791      182,949,393     173,864,701     171,164,956      78,744,846
Total Assets                            501,232,357      467,560,946     424,304,747     393,771,197     306,803,031
Total Deposits                          333,428,874      277,870,361     300,847,379     303,556,487     268,681,943
Total Borrowings                        137,610,667      157,301,172      96,620,588      66,211,000      15,000,000
Total Liabilities                       474,976,163      441,591,209     399,759,074     371,488,266     285,803,815
Shareholders' Equity                     26,206,194       25,969,737      24,545,673      22,282,931      20,999,216

Selected Ratios and
Per Share Data

Return on Average Assets                        .29%             .91%            .93%            .80%            .73%
Return on Average Equity                       5.43%           15.94%          17.33%          13.02%          11.29%
Basic Net Income Per Share (1)        $         .63     $       1.80    $       1.76    $       1.28    $       1.02
Diluted Net Income Per Share (1)                .62             1.78            1.74            1.25            1.00
Price Per Share (1)                           21.73            27.25           30.00           20.65           15.13
Book Value Per Share (1)                      11.63            12.16           12.12           11.75           11.82
Dividends Declared:
    Cash (1)                          $         .60     $        .57    $        .50    $        .42    $        .40
    Stock                                      5.00%            5.00%           5.00%           5.00%           5.00%
Cash Dividend Yield                            2.76%            2.09%           1.67%           2.03%           2.64%

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

        SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

Selected quarterly data for 2006 and 2005 follows:

                                      First        Second         Third        Fourth
                                     Quarter       Quarter       Quarter       Quarter
                                   -----------   -----------   -----------   -----------
2006:
-----
Interest Income                    $ 5,877,209   $ 6,184,919   $ 6,775,724   $ 6,967,469
Interest Expense                     2,615,402     2,984,905     3,598,745     3,915,036
Net Interest Income                  3,261,807     3,200,014     3,176,979     3,052,433
Other Income                           667,495       704,477       735,764       165,250
Noninterest Expense                  3,096,249     3,283,532     3,230,751     3,592,309
Income Before Income Taxes             728,053       515,959       576,992      (479,626)
Income Taxes                           104,693        40,516        76,594      (289,328)
Net Income                             623,360       475,443       500,398      (190,298)

Basic Net Income Per Share (1)     $       .28   $       .21   $       .22   $      (.08)

Diluted Net Income Per Share (1)   $       .27   $       .21   $       .22   $      (.08)

2005:
-----

Interest Income                    $ 5,165,041   $ 5,279,598   $ 5,468,170   $ 5,852,632
Interest Expense                     1,548,734     1,788,805     1,938,663     2,316,850
Net Interest Income                  3,616,307     3,490,793     3,529,507     3,434,782
Other Income                           613,803       597,928       755,696       931,886
Noninterest Expense                  2,664,142     2,778,656     2,912,877     2,725,765
Income Before Income Taxes           1,465,345     1,209,442     1,262,955     1,609,492
Income Taxes                           407,710       323,685       334,654       445,294
Net Income                           1,057,635       885,757       928,301     1,164,198

Basic Net Income Per Share (1)     $       .47   $       .40   $       .41   $       .52

Diluted Net Income Per Share (1)   $       .47   $       .39   $       .41   $       .51

(1) All per share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of financial condition of the Company on a consolidated basis for the two years ended December 31, 2006 and 2005 and results of operations of the Company on a consolidated basis for the three years ended December 31, 2006, 2005 and 2004. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. Additionally included in these statements as of December 31, 2006, and for the twelve month period ending December 31, 2006, are the accounts of the Bank's leasing subsidiary, First Litchfield Leasing Corporation; however such accounts were insignificant. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

Total assets as of December 31, 2006 were $501,232,357, an increase of $33,671,411 or 7.2% from year-end 2005 total assets of $467,560,946.

The securities portfolio totaled $147,820,791 as of December 31, 2006, a decrease of 19.2% from the December 31, 2005 balance of $182,949,393. The decrease in the portfolio is primarily due to the fourth quarter 2006 balance sheet restructuring whereby approximately $32 million in low yielding investments were sold in order to reduce the level of wholesale funding. Additionally, the restructuring positions the balance sheet towards a more profitable mix of earning assets which is focused on loans rather than investments.

The net loan portfolio as of December 31, 2006 totaled $293,900,025. The net portfolio increased by 22.1% or $53,218,286, from the December 31, 2005 balance of $240,681,739. Loan growth during 2006 was realized in the commercial and residential mortgage portfolios, as well as in commercial loans. The commercial mortgage portfolio totaled $53,318,351 as of December 31, 2006, increasing by $11,173,903, or 26.5% during 2006. The commercial mortgage portfolio has grown significantly over the last two years due to the Bank's focus in this market, additional commercial lending expertise, and the expanded footprint due to branch growth and commercial customer preference for longer term financing. Residential mortgages totaled $177,082,143 as of December 31, 2006, which was an increase of $31,154,853 or 21.3% from the December 31, 2005 balance of $145,927,290. Growth in residential mortgage loans is due to the popularity of the fixed rate thirty and fifteen year products, as well as to the conversion of construction loans to permanent mortgage financing. As of December 31, 2006, the installment loan portfolio totaled $7,167,980, an increase of 65.4% from the year-end 2005 balance of $4,334,274. During 2006, the Company purchased a small portfolio of consumer auto loans with the purpose of increasing both the yield and diversity of the loan portfolio. Finally, commercial loans totaled $26,949,985 which was a 27.4% increase from the previous year-end balance of $21,150,306. Growth has been in commercial credit lines and continues to be a result of the sales development and commercial calling initiatives for traditional and contiguous markets.

Cash and cash equivalents totaled $29,197,637, as of December 31, 2006, which was an increase of $10,486,100 compared to the balance of $18,711,537 as of December 31, 2005. Although there were large dollar items included in both the cash letter activity of December 31, 2006 and 2005, the cause of this increase was funds temporarily invested in interest bearing correspondent bank balances resulting from the balance sheet restructuring in December.

Net premises and equipment totaled $7,440,316 as of December 31, 2006, increasing by $3,192,988 or 75.2% from the year-end 2005 balance of $4,247,328. Although purchases of premises and equipment related to the Bank's Canton, Connecticut branch were expended during 2005, costs relating to the New Milford branch and the new full-service Torrington branch are the causes of the increase in 2006. Associated with the Torrington branch is a capital lease totaling $1,100,604. During 2006, depreciation and amortization of bank premises and equipment totaled $498,680 and net purchases in addition to the capital lease, totaled $2,589,641.

Deferred tax assets totaled $2,173,033 as of December 31, 2006, which is an increase of $360,917 over the December 31, 2005 balance of $1,812,116. In 2006 the Company adopted SFAS No. 158 and charged to comprehensive income an adjustment to recognize the Company's unfunded pension liability. Deferred taxes associated with the adoption of SFAS No. 158 totaled $391,878. Offsetting this increase was a decrease of deferred taxes associated with the unrealized losses on available for sale securities.

Total liabilities were $474,976,163 as of December 31, 2006, an increase of $33,384,954, or 7.6% from the December 31, 2005 balance of $441,591,209.

Deposits as of December 31, 2006 were $333,428,874, increasing $55,558,513 or 20.0% from the December 31, 2005 balance of $277,870,361. Demand deposits totaled $68,501,750 as of December 31, 2006 which was a slight increase of 2.4% from the year-end 2005 balance. Savings deposits totaled $45,304,667, which was a decrease of $3,197,538, or 6.6% from the December 31, 2005 balance. Money market deposits totaled $71,079,935, which was a decrease of $8,162,061, or 10.3% from the December 31, 2005 balance of $79,241,996. Although during 2006 the Company introduced and promoted competitively priced products with some success, overall decreases were the result of customers shifting into higher yielding certificates of deposit or migrating to non-bank investment alternatives. Time certificates of deposit totaled $148,542,522 as of December 31, 2006 which is an increase of 78.5%, or $65,323,865 since year-end 2005. Growth in these deposits has resulted from migration of deposits from the money market and saving products as well as new money resulting from new products, promotions and new branch marketing. Included in the increase of interest-bearing deposits are increases of $22,500,000 in brokered certificates of deposit through financial institution counterparties. These deposits have remaining maturities of within three months and represent a cost efficient source of funding for meeting liquidity needs while deposit growth in new markets is being developed.

As of December 31, 2006, Federal Home Loan Bank (FHLBB), advances totaled $67,000,000 as compared to $73,616,000 as of December 31, 2005. At December 31, 2006, borrowings under repurchase agreements totaled $59,406,023, a decrease of

$17,268,149 from the year-end 2005 balance of $76,674,172. As of December 31, 2006 and 2005, included in repurchase agreements is $12,206,023 and $9,974,172, respectively, which represent balances in the overnight investment product offered to the Bank's commercial and municipal cash management customers. At December 31, 2006, total borrowings under repurchase agreements and FHLBB advances decreased by $23,884,149 from December 31, 2005. As of December 31, 2006, obligations under subordinated debt totaled $10,104,000 which is an increase of $3,093,000 from the balance of $7,011,000 as of December 31, 2005. The increase in the subordinated debt represents the Company's liability for junior subordinated notes with regard to First Litchfield Statutory Trust II, which were issued in June of 2006. The ratio of borrowed funds to total assets was 27.2% as of December 31, 2006, compared to 33.6% as of December 31, 2005.

As of December 31, 2006, the Company had a capital lease obligation totaling $1,100,644. This obligation represents the Company's liability for the contractual lease payments on the Bank's new full service Torrington branch. There were no similar obligations as of December 31, 2005.

RESULTS OF OPERATIONS  -  2006 COMPARED TO 2005

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year totaled $1,408,903 or $.62 and $.63 diluted and basic earnings per share, respectively. Earnings decreased 65.1% or $2,626,988 from 2005 earnings of $4,035,891, or $1.78 and $1.80 diluted and basic earnings per share. The Company's return on average shareholders' equity totaled 5% for 2006 versus 16% for 2005. The decline in earnings resulted mostly from a combination of factors including decreased net interest income, increased non-interest expenses and a loss incurred on the sale of securities in connection with the repositioning of the investment portfolio and deleveraging of the balance sheet.

Net Interest Income

Net interest income for the year of 2006 totaled $12,691,233, a decrease of 9.8% or $1,380,156, from 2005. See "Rate/Volume Analysis" on p. 21 for a description of the various factors that impacted net interest income. Average earning assets, which represent the Company's balance in loans, investment securities and Federal funds sold, totaled $458 million for 2006, an increase of $46 million from 2005 average earning assets of $412 million. This growth was realized in the commercial lending and mortgage portfolios as well as in the investment portfolio and was funded primarily from borrowed funds, certificates of deposit and demand deposits. As shown below, the 2006 net interest margin decreased 61 basis points from the 2005 level of 3.52% to 2.91%. The net interest spread decreased from the 2005 level of 3.21% to 2.46% primarily due to increased funding costs, and a lower proportionate share of demand deposit growth during 2006.

                                             2006            2005
                                         ------------    ------------
Interest and dividend income             $ 25,805,321    $ 21,665,441
Tax-equivalent adjustment                     646,130         428,367
Interest expense                          (13,114,088)     (7,594,052)
                                         ------------    ------------
Net interest income                      $ 13,337,363    $ 14,499,756
                                         ============    ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2006 and 2005. Average loans outstanding include non-accruing loans. Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                          2006                                        2005
                                     -----------------------------------------    -----------------------------------------

                                                        Interest                                     Interest
                                        Average          Earned/       Yield/        Average          Earned/       Yield/
                                        Balance           Paid          Rate         Balance           Paid          Rate
                                     -------------    -------------   --------    -------------    -------------   --------
ASSETS
Interest Earning Assets:
Loans receivable                     $ 267,353,000    $  17,401,364       6.51%   $ 237,399,000    $  14,449,159       6.09%
Securities                             188,974,000        8,995,775       4.76      173,223,000        7,625,982       4.40
Federal funds sold and other             1,856,000           54,312       2.93        1,292,000           18,667       1.44
                                     ------------     -------------               -------------    -------------
Total interest earning assets          458,183,000       26,451,451       5.77      411,914,000       22,093,808       5.36

Allowance for loan losses               (1,935,000)                                  (1,574,000)
Cash & due from banks                   15,522,000                                   14,860,000
Premises and equipment                   5,106,000                                    3,593,000
Net unrealized loss on securities       (5,119,000)                                  (2,891,000)
Other assets                            17,189,000                                   15,399,000
                                     -------------                                -------------

Total Average Assets                 $ 488,946,000                                $ 441,301,000
                                     =============                                =============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                     $  48,141,000    $     323,492       0.67%   $  55,167,000    $     115,448       0.21%
Money market deposits                   74,200,000        1,631,588       2.20       88,285,000        1,002,312       1.14
Time deposits                          115,559,000        4,676,810       4.05       84,771,000        2,312,234       2.73
Borrowed funds                         158,442,000        6,482,198       4.09      124,558,000        4,164,058       3.34
                                     ------------     -------------               -------------    -------------
Total interest bearing liabilities     396,342,000       13,114,088       3.31      352,781,000        7,594,052       2.15
Demand deposits                         65,047,000                                   61,375,000
Other liabilities                        1,598,000                                    1,819,000
Shareholders' Equity                    25,959,000                                   25,326,000
                                     ------------                                 -------------

Total Liabilities and Equity         $ 488,946,000                                $ 441,301,000
                                     =============                                =============

Net interest income                                   $  13,337,363                                $  14,499,756
                                                      =============                                =============
Net interest spread                                                       2.46%                                        3.21%
                                                                          ====                                         ====
Net interest margin                                                       2.91%                                        3.52%
                                                                          ====                                         ====

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2006, when compared to the year ended December 31, 2005 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

Tax equivalent net interest income for 2006 was $1,162,393 or 8.0% below 2005. The decrease in net interest income was due to margin compression resulting from the flat and inverted yield curve experienced during 2006. The 2006 net interest margin (net interest income divided by average earning assets) decreased from the previous year's level of 3.52% by 61 basis points to 2.91%. Interest income on average earning assets for 2006 totaled $26,451,451, which was an increase of 19.7% or $4,357,643 from 2005 interest income of $22,093,808. Interest expense, however, totaled $13,114,088 for 2006, which was an increase of $5,520,036 from 2005. As shown in the Rate/Volume Analysis below, the decrease in net interest income was significantly impacted by the increased cost of interest bearing liabilities which was on average, 116 basis points higher than in 2005. The related interest income from earning assets only increased by $4,357,643, or 41 basis points, resulting in the overall net decrease in net interest income. The 2006 yield on earning assets was 5.77%, which was an increase of 41 basis points from the 2005 yield of 5.36%. Increases in short-term rates during 2006 as well as a continuing goal to attain a more profitable mix of earning assets within the loan portfolio, from residential mortgages to commercial loans and mortgages, contributed to the increase in yield. Funding costs for 2006 were 3.31% which was an increase of 116 basis points. This increase is attributed to the increases in short term rates, intense market competition for time deposits, as well as the increased reliance on non-core funding.

Offsetting the negative impact of margin compression on 2006 net interest income was increased net interest income due to earning asset growth, which more than offset the impact on net interest income of liability volume increases. Average earning assets grew by $46 million or 11% during 2006 and, net of the effect of liability volume increases, resulted in increased net interest income of $1,215,421. Loans, on average, increased nearly $30 million, while investment securities increased by $16 million.

                                                     2006 Compared to 2005
                                                     ---------------------
                                                   Increase (Decrease) Due to
                                                   --------------------------

                                               Volume        Rate           Total
                                             ----------   -----------    -----------
Interest earned on:
Loans Receivable                             $1,904,751   $ 1,047,454    $ 2,952,205
Investment Securities                           723,187       646,606      1,369,793
Other Interest Income                            10,644        25,001         35,645
                                             ----------   -----------    -----------
Total interest earning assets                 2,638,582     1,719,061      4,357,643
                                             ----------   -----------    -----------

Interest paid on:
Deposits                                        151,312     3,050,584      3,201,896
Borrowed money                                1,271,849     1,046,291      2,318,140
                                             ----------   -----------    -----------
Total interest bearing liabilities            1,423,161     4,096,875      5,520,036
                                             ----------   -----------    -----------
Increase (decrease) in net interest income   $1,215,421   $(2,377,814)   $(1,162,393)
                                             ==========   ===========    ===========

The $1,162,393 decrease in net interest income is primarily the result of increases in rates. Increases in rates impacted funding costs to a greater extent than earning asset income and decreased net interest income by $2,377,814. This decrease in net interest income was mitigated from the net effect of increased volume of average interest earning assets and interest bearing liabilities which increased net interest income by $1,215,421.

Noninterest Income

Non-interest income for 2006 totaled $2,272,986, decreasing $626,327, or 21.6% from 2005 non-interest income of $2,899,313. The decline in non-interest income is due mainly to the loss on sale of securities totaling $666,702. This loss is primarily the result of the balance sheet restructuring which occurred in the fourth quarter, whereby $32 million of low-yielding securities were sold to enable management to reduce its level of expensive wholesale funding. Management believes this transaction will proactively add shareholder value as it positions greater profitability in future earnings. Management does not expect that a similar balance sheet restructuring will be considered in the foreseeable future. There was no similar balance sheet transaction during 2005, however, sales of available for sale securities transacted for yield and price volatility maintenance purposes resulted in gains totaling $78,949 during 2005.

Other areas of non-interest income had positive 2006 results. Fees from trust services for 2006 totaled $1,135,891, an increase of $160,086, or 16.4% from the previous year. This growth is attributed to key wealth management talent acquired during 2006 and to the customer service and value added products this area offers in our market. Banking service charges and fees increased 20.7%, or $210,737 from 2005, as a result of revenue opportunities from deposit accounts and cash management services.

During the fourth quarter of 2005, the Bank sold approximately $17 million of residential mortgages in the secondary market. The sale resulted in a gain totaling $82,858, which is included in other noninterest income for 2005. During 2006 similar sales of residential mortgages totaled $2 million and resulted in gains totaling $11,389.

Noninterest Expenses

Noninterest expenses totaled $13,202,841 in 2006, an increase of 19.1%, or $2,121,401 from 2005 noninterest expenses of $11,081,440. Increased costs related to the growth of the branch franchise as well as to the development of the wealth management area and the formation of the leasing company were the significant reasons for the increased costs. These initiatives significantly increased costs in personnel, marketing, occupancy, equipment and legal expenses. During 2006, the Bank expanded its market by opening full service branches in Canton and New Milford, Connecticut. Also recognizing the need and potential for full service facilities, management relocated the Torrington supermarket branch to a full service branch. The Bank's wealth management division has strengthened its market potential through the hiring of key management talent as well as through improved product and service offerings.

Salary and benefits costs totaled $6,852,582, increasing $859,788, or 14.3% from 2005 costs of $5,992,794. This increase reflects the staffing for the new branches, compliance and wealth management. The increase in benefits costs, however was mitigated by lower incentive and ESOP costs due to the reduced 2006 earnings. As of December 31, 2006, the number of employees on a full-time equivalent basis totaled 126 compared to 105 as of December 31, 2005.

Computer services costs totaled $1,029,227 for 2006 which was an increase of $128,846, or 14.3% from 2005. Increased costs resulting from a higher customer dependence on e-banking, debit cards, ATMs and cash management products resulted in this increase. Net occupancy and equipment costs totaled $1,487,465, which was an increase of $352,111 or 31.0% above 2005 costs. Depreciation, building maintenance, property taxes and utilities expenses, especially as they relate to the new offices, caused increases in these expenses. Advertising fees increased by $231,629 over 2005 costs. This increase was mostly related to branch opening promotions and related direct mail campaigns. Commission, services and fees expenses totaled $520,833, increasing $193,956, or 59.3% from 2005. The majority of this increase relates to sales training, compliance and core processor due diligence advice. During 2006, the Company contracted to change core processors and began the conversion process for a new core processing system, which was substantially completed in early 2007. This new system will significantly increase customer service capabilities and will also contribute significant operational efficiencies.

RESULTS OF OPERATIONS  -  2005 COMPARED TO 2004

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year totaled $4,035,891 or $1.78 and $1.80 diluted and basic earnings per share, respectively. Earnings increased 3.1% or $119,656 from 2004 earnings of $3,916,235 or $1.74 and $1.76 diluted and basic earnings per share. The Company's return on average shareholders' equity totaled 16% for 2005 versus 17% for 2004. The increased profitability resulted from growth in both net interest income and noninterest income, along with a continued commitment to manage noninterest expense.

Net Interest Income

Net interest income for the year of 2005 totaled $14,071,389, an increase of 3.5% or $478,195, from 2004. See "Rate/Volume Analysis" on p. 26 for a description of the various factors that impacted net interest income. Average earning assets, which represent the Company's balance in loans, investment securities and Federal funds sold, totaled $412 million for 2005, an increase of $16 million from 2004 average earning assets of $396 million. This growth was realized in the commercial lending and mortgage portfolios and was funded primarily from increases in borrowed funds and demand deposits, and cash flows resulting from maturities and principal payments in the investment portfolio. As shown below, the 2005 net interest margin remained at the 2004 level of 3.52%. Although the net interest spread decreased from the 2004 level of 3.29% to 3.21% primarily due to increased funding costs, demand deposit growth during 2005 maintained the margin.

                                              2005            2004
                                         ------------    ------------
Interest and dividend income             $ 21,665,441    $ 19,809,236
Tax-equivalent adjustment                     428,367         348,445
Interest expense                           (7,594,052)     (6,216,042)
                                         ------------    ------------
Net interest income                      $ 14,499,756    $ 13,941,639
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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(In thousands)

                                                         2005                                        2004
                                      -----------------------------------------    -----------------------------------------

                                                           Interest                                     Interest
                                         Average           Earned/       Yield/       Average           Earned/       Yield/
                                         Balance             Paid         Rate        Balance             Paid         Rate
                                      --------------    --------------   ------    --------------    --------------   ------
ASSETS
Interest Earning Assets:
Loans receivable                      $  237,399,000    $   14,449,159     6.09%   $  202,339,000    $   11,773,081     5.82%
Securities                               173,223,000         7,625,982     4.40       192,160,000         8,369,793     4.36
Federal funds sold                         1,292,000            18,667     1.44         1,317,000            14,807     1.12
                                      --------------    --------------             --------------    --------------
Total interest earning assets            411,914,000        22,093,808     5.36       395,816,000        20,157,681     5.09

Allowance for loan losses                 (1,574,000)                                  (1,288,000)
Cash & due from banks                     14,860,000                                   13,119,000
Premises and equipment                     3,593,000                                    2,823,000
Net unrealized (loss) on securities       (2,891,000)                                  (1,936,000)
Foreclosed real estate                            --                                       69,000
Other assets                              15,399,000                                   14,208,000
                                      --------------                               --------------

Total Average Assets                  $  441,301,000                               $  422,811,000
                                      ==============                               ==============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                      $   55,167,000    $      115,448     0.21%   $   56,174,000    $      149,026     0.27%
Money market deposits                     88,285,000         1,002,312     1.14       106,266,000         1,240,755     1.17
Time deposits                             84,771,000         2,312,234     2.73        89,530,000         2,247,604     2.51
Borrowed funds                           124,558,000         4,164,058     3.34        92,566,000         2,578,657     2.79
                                      --------------    --------------             --------------    --------------
Total interest bearing liabilities       352,781,000         7,594,052     2.15       344,536,000         6,216,042     1.80
Demand deposits                           61,375,000                                   54,333,000
Other liabilities                          1,819,000                                    1,343,000
Shareholders' Equity                      25,326,000                                   22,599,000
                                      --------------                               --------------

Total Liabilities and Equity          $  441,301,000                               $  422,811,000
                                      ==============                               ==============

Net interest income                                     $   14,499,756                               $   13,941,639
                                                        ==============                               ==============
Net interest spread                                                        3.21%                                        3.29%
                                                                           ====                                         ====
Net interest margin                                                        3.52%                                        3.52%
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

                                             2005 Compared to 2004
                                             ---------------------
                                           Increase (Decrease) Due to
                                           --------------------------

                                        Volume         Rate         Total
                                     -----------    ---------    -----------
Interest earned on:
Loans Receivable                     $ 2,114,182    $ 561,896    $ 2,676,078
Investment Securities                   (832,814)      89,003       (743,811)
Other Interest Income                       (286)       4,146          3,860
                                     -----------    ---------    -----------
Total interest earning assets          1,281,082      655,045      1,936,127
                                     -----------    ---------    -----------

Interest paid on:
Deposits                                (352,618)     145,227       (207,391)
Borrowed money                         1,004,145      581,256      1,585,401
                                     -----------    ---------    -----------
Total interest bearing liabilities       651,527      726,483      1,378,010
                                     -----------    ---------    -----------
Increase in net interest income      $   629,555    $ (71,438)   $   558,117
                                     ===========    =========    ===========

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

Noninterest Expenses

Noninterest expenses totaled $11,081,440 in 2005, an increase of 8.3% or $853,349 from 2004 noninterest expenses of $10,228,091. Increased market growth and improved product delivery resulted in higher costs for salaries, net occupancy and equipment expenses, advertising and computer services expense. Additionally, costs pertaining to regulatory compliance contributed to increased costs for consulting and exam and audit fees.

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

Non-accrual, Past Due and Restructured Loans and Other Real Estate Owned

The Bank's non-accrual loans, other real estate owned and loans past due in excess of ninety days and accruing interest at December 31, 2002 through 2006 are presented below.

                                                                  December 31,
                                           2006         2005         2004         2003         2002
                                        ----------   ----------   ----------   ----------   ----------
Non-accrual loans                       $1,504,551   $  273,330   $1,634,999   $1,424,097   $1,487,475
Other real estate owned                         --           --           --      300,000      300,000
                                        ----------   ----------   ----------   ----------   ----------
Total non-performing assets             $1,504,551   $  273,330   $1,634,999   $1,724,097   $1,787,475
                                        ==========   ==========   ==========   ==========   ==========

Loans past due in excess of
    ninety days and accruing interest   $      343   $    4,884   $       --   $       --   $   56,729
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

Restructured loans on non-accrual status are included in the table above. As of December 31, 2006, there were no restructured loans considered performing.

Had the non-accrual loans performed in accordance with their original terms, gross interest income for the years ended December 31, 2006, 2005 and 2004 would have increased by approximately $64,000, $9,000 and $14,000, respectively.

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

There were no material changes in loan concentration or loan quality that had a significant effect on the allowance for loan losses calculation at December 31, 2006. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan losses calculation, and there were no material reallocations of the allowance among different parts of the loan portfolio.

The following table summarizes the Bank's OREO, past due and non-accrual loans, and non-performing assets as of December 31, 2006, 2005 and 2004.

                                                                                  December 31,
                                                        2006           2005           2004           2003           2002
                                                    -----------    -----------    -----------    -----------    -----------
Non-accrual loans                                   $ 1,504,551    $   273,330    $ 1,634,999    $ 1,424,097    $ 1,487,475
Other real estate owned                                      --             --             --        300,000        300,000
                                                    -----------    -----------    -----------    -----------    -----------
Total non-performing assets                         $ 1,504,551    $   273,330    $ 1,634,999    $ 1,724,097    $ 1,787,475
                                                    ===========    ===========    ===========    ===========    ===========

Loans past due in excess of ninety
 days and accruing interest                         $       343    $     4,884    $        --    $        --    $    56,729
                                                    ===========    ===========    ===========    ===========    ===========

Ratio of non-performing assets
 to total loans and OREO                                    .51%           .11%           .75%           .90%           .95%
Ratio of non-performing assets and loans
 past due in excess of ninety days accruing
 interest to total loans and OREO                           .51%           .11%           .75%           .90%           .98%
Ratio of allowance for loan losses to total loans           .71%           .73%           .64%           .60%           .54%

Ratio of allowance for loan losses to
 non-performing assets and loans in excess
 of ninety days past due and accruing interest           139.95%        632.47%         85.01%         66.67%         54.82%

Ratio of non-performing assets and
  loans in excess of ninety days past due and
  accruing interest to total shareholders' equity          5.74%          1.07%          6.66%          7.74%          8.78%

Total non-performing assets increased by $1,231,221, or 450.45%, to $1,504,551 at December 31, 2006, from $273,330 at December 31, 2005. The increase in non-performing assets from year-end 2005 is due mostly to the addition of a small number of mid-size mortgages, home equity and commercial loans during 2006. Additionally there was approximately $247,000 in purchased sub-prime consumer loans included in the year end nonperforming total. As of December 31, 2006 and 2005, loans past due in excess of ninety days and accruing interest totaled $343 and $4,884, respectively.

Total non-performing assets represented .51% of total loans and other real estate owned at year-end December 31, 2006 compared to .11% at year-end 2005. The allowance for loan losses as of December 31, 2006 was .71% of total loans. This is similar to the level from 2005 when the allowance was approximately .73% of total loans. The allowance for loan losses provided coverage for 140.0% of non-accrual loans at December 31, 2006, as compared to 632.5% at December 31, 2005. The decrease in the coverage ratio is a result of increased level of non-performing assets at year end.

Potential Problem Loans

As of December 31, 2006, there were no potential problem loans not disclosed above which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Allowance for Loan Losses

As of December 31, 2006, there were no potential problem loans not disclosed above which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2002 through 2006. The allowance is maintained at a level consistent with the identified loss potential and the perceived risk in the portfolio.

                                                         (Dollar Amounts in Thousands)
                                                                    December 31,
                                                ------------------------------------------------
                                                 2006       2005       2004      2003      2002
                                                ------    -------     ------    ------    ------
Balance, at beginning of period                 $1,760    $ 1,390     $1,149    $1,011    $  958
Loans charged-off:
  Commercial and financial                          --         37         80        30        22
  Real estate                                       --         --         --        --        --
  Installment loans to individuals                  96         60        104       279       227
                                                ------    -------     ------    ------    ------
                                                    96         97        184       309       249
                                                ------    -------     ------    ------    ------
Recoveries on loans charged-off:
  Commercial and financial                           1         81         --        --        --
  Real estate                                       --         --         --        --        --
  Installment loans to individuals                  21         44         65       147        37
                                                ------    -------     ------    ------    ------
                                                    22        125         65       147        37
                                                ------    -------     ------    ------    ------
Net loan (recoveries)/charge-offs                   74        (28)       119       162       212
                                                ------    -------     ------    ------    ------
Provisions charged to operations                   420        342        360       300       265
                                                ------    -------     ------    ------    ------

Balance, at end of period                       $2,106    $ 1,760     $1,390    $1,149    $1,011
                                                ======    =======     ======    ======    ======
Ratio of net charge-offs/(recoveries)
  during the period to
  average loans outstanding during the period      .03%      (.01%)      .06%      .09%      .11%
                                                ======    =======     ======    ======    ======

Ratio of allowance for loan losses
  to total loans                                   .71%       .73%       .64%      .60%      .54%
                                                ======    =======     ======    ======    ======

During 2006, net charge-offs totaled $74,000, which is a change of $102,000 from 2005 net recoveries of $28,000. The increase in net charge-offs was due to a higher level of net charge-offs in the installment loan portfolio, as well as to minimal recoveries experienced in the commercial loan portfolio compared to 2005 commercial loan recoveries of $81,000. Over the last five years, the Bank continues to experience higher levels of charge-offs, which were directly related to the consumer loans acquired through the indirect dealer financing of primarily automobiles, boats and motorcycles. Net charge-offs totaled $75,000 from installment loans in 2006 increasing $59,000 from 2005. The increased level of net charge-offs is related to losses on indirect loans. Due to the credit risks associated with this lending, the Bank substantially eliminated future originations of loans through indirect dealer financing during 2000.

The following table reflects the allowance for loan losses as of December 31, 2006, 2005, 2004, 2003 and 2002.

                      Analysis of Allowance for Loan Losses
                             (Amounts in thousands)
                                  December 31,

Loans by Type               2006                            2005                             2004
---------------------------------------------------------------------------------------------------------------
                                   Percentage                       Percentage                       Percentage
               Allocation of      of Loans in   Allocation of      of Loans in   Allocation of      of Loans in
               Allowance for    Each Category   Allowance for    Each Category   Allowance for    Each Category
                 Loan Losses   to Total Loans     Loan Losses   to Total Loans     Loan Losses   to total Loans
Commercial
 & Financial    $        204            9.13%   $         357            8.73%   $         261            8.21%
Real Estate
 Construction            480           10.36              224           11.79               82            5.31
 Residential             769           59.97              411           60.26              550           68.13
 Commercial              401           18.05              518           17.40              379           15.42
Installment              181            2.43               54            1.79               58            2.89
Other                     17            0.06               38            0.03               39            0.04
Unallocated               54              --              158              --               21              --
               ------------------------------------------------------------------------------------------------
Total          $       2,106          100.00%   $       1,760          100.00%   $       1,390          100.00%
               ================================================================================================


Loans by Type              2003                             2002
------------------------------------------------------------------------------
                                   Percentage                       Percentage
               Allocation of      of Loans in   Allocation of      of Loans in
               Allowance for    Each Category   Allowance for    Each Category
                 Loan Losses   to Total Loans     Loan Losses   to Total Loans
Commercial
 & Financial   $         224           10.84%   $          71            5.58%
Real Estate
 Construction             48            4.82               23            5.29
 Residential             314           65.97              330           65.36
 Commercial              367           14.11              132           16.18
Installment              170            4.21              237            7.56
Other                     --            0.05               --            0.03
Unallocated               26              --              218              --
               --------------------------------------------------------------
Total          $       1,149          100.00%   $       1,011          100.00%
               ==============================================================

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

The Bank is a member of the Federal Home Loan Bank System which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight funds as well as short-term borrowings. Additionally, borrowings through repurchase agreements, federal funds and the sale of mortgage loans in the secondary market are available to fund short-term cash needs.

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings at the Federal Home Loan Bank for the years ended December 31:

                                          2006           2005           2004
                                      -----------    -----------    -----------
     Balance at December 31,          $ 1,000,000    $17,116,000    $        --
     Maximum Month-End Borrowings      16,346,000     32,354,000     14,000,000
     Average Balance                    6,463,000     13,573,000      6,851,000
     Average Rate at Year-End                5.57%          4.19%            --
     Average Rate During the Period          5.83%          4.05%          2.02%

The following information relates to the Bank's short-term repurchase agreements with customers for the years ended December 31:

                                             2006           2005           2004
                                      -----------    -----------    -----------
     Balance at December 31,          $12,206,023    $ 9,974,172    $   209,588
     Maximum Month-End Borrowings      24,544,352     19,083,821        209,588
     Average Balance                   13,649,712      7,815,990         46,790
     Average Rate at Year-End                2.74%          2.48%           .76%
     Average Rate During the Period          3.19%          2.44%           .74%

CONTRACTUAL COMMITMENTS

In the normal course of business the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements. See Notes G, H and I of the Notes to Consolidated Financial Statements. The following table summarizes the Company's significant contractual obligations at December 31, 2006.

                                                     Payments due by period
                                                      (Amounts in thousands)
                                    ---------------------------------------------------------
                                                Less than                           More than
                                      Total        1 year   1-3 years   3-5 years     5 years
                                    ---------   ---------   ---------   ---------   ---------
      Time Deposit Maturities       $ 148,543   $ 141,309   $   5,806   $   1,430   $      --
      Short-term Borrowings            13,206      13,206          --          --          --
      Long-term Debt                  123,304      35,150      33,050       5,000      50,104
      Capital lease obligations         1,869          75         150         151       1,493
      Operating lease obligations       1,276         207         312         221         536
                                    ---------   ---------   ---------   ---------   ---------
             Total                  $ 288,198   $ 189,945   $  39,318   $   6,802   $  52,133
                                    =========   =========   =========   =========   =========

OFF-BALANCE SHEET ARRANGEMENTS

See Note O on page F-26 of the consolidated financial statements for the disclosure of off-balance sheet arrangements.

CAPITAL

At December 31, 2006, total shareholders' equity was $26,206,194 compared to $25,969,737 at December 31, 2005. From a regulatory perspective, the Bank's capital ratios place the Bank in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 2006:

                                         Minimum
                                       Regulatory
                                      Capital Level   The Company     The Bank
                                      -------------   -----------     --------

    Tier 1 leverage capital ratio              4%         7.55%         6.94%

    Tier 1 risk-based capital ratio            4%        12.57%        11.55%

    Total risk-based capital ratio             8%        13.25%        12.24%

Included in the Company's capital used to determine these ratios at December 31, 2006 is $9.8 million related to the Company's investment in First Litchfield Statutory Trust I, and First Litchfield Statutory Trust II, which is recorded as subordinated debt in the Company's balance sheets at December 31, 2006. Included in the Company's capital used to determine these ratios at December 31, 2005 is $6.8 million related to the Company's investment in First Litchfield Statutory Trust I, which is recorded as subordinated debt in the Company's balance sheet at December 31, 2005. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, more strict limitations. The Company has until March 31, 2009 to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company.

INCOME TAXES

The income tax benefit for 2006 totaled $67,525 in comparison to income tax expense of $1,511,343 in 2005 and $1,520,962 in 2004. The decrease in income tax expense between 2006 and 2005 is due to significantly lower levels of taxable income in 2006, both due to lower overall pretax income as well as a much higher proportionate share of tax-exempt income from investments in state and municipal securities and bank-owned life insurance. The decrease in income tax expense from 2005 to 2004 is due to higher levels of nontaxable income in 2005. Specifically, increased investments in state and municipal securities, which are not subject to Federal income tax, resulted in the 2005 tax expense declining below the 2004 level. This increase in taxes in 2005 was also mitigated by the Company's investments in state and municipal securities as well as in bank-owned life insurance. The effective tax rates for 2006, 2005 and 2004 were -5%, 27% and 28% respectively. Also, in all years, provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC"), which was formed by the Bank in 2000. The income from LMSC is considered passive investment income pursuant to Connecticut law, under which LMSC was formed and is operating, and is not subject to state taxes which resulted in no state tax expense for all years.

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

At December 31, 2006, an instantaneous rate increase of 200 basis points indicates a negative change of $1,816,000 or a 14.42 % decrease in net interest income. An instantaneous decrease in rates of 200 basis points indicates a positive change of $548,000 or a 4.35% increase in net interest income. In comparison to the December 31, 2005 projections, the Company's 2006 net interest income projections have been adversely impacted by the inverted and/ flat yield curve. Should the curve return to a more normalized slope, the impact of the instantaneous upward shocks would not be as dramatic.

The table below sets forth the estimated changes in the Company's net interest income which would result from various instantaneous changes in the yield curve. The Company's interest rate risk and liquidity position have been positively impacted by the fourth quarter 2006 de-leveraging strategy. Lower yielding, longer term investments were sold in order to pay off short-term expensive funding.

                                                    Net Interest Income
                                            ------------------------------------
       Change in Interest Rates             Estimated   Amount of     Percent
            (basis points)                    Value      Change       Change
-----------------------------------------   ---------   ---------    ---------
+200                                        $  10,778   $  (1,816)      (14.42%)
+100                                           11,573      (1,022)       (8.11%)
Base                                           12,594
-100                                           13,113         519         4.12%
-200                                           13,143         548         4.35%

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

                                                    Net Interest Income
                                            -----------------------------------
       Change in Interest Rates             Estimated   Amount of     Percent
              (basis points)                  Value      Change       Change
-----------------------------------------   ---------   ---------    ---------
+300                                        $  13,747   $  (1,106)       (7.44%)
+150                                           14,529        (324)       (2.18%)
Base                                           14,853
-200                                           14,077        (776)       (5.22%)

A discussion of credit risk can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Information
----------------------------

   Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets at December 31, 2006 and 2005                    F-2

Consolidated Statements of Income for the Years Ended
   December 31, 2006, 2005 and 2004                                          F-3

Consolidated Statements of Changes in Shareholders' Equity for the
   Years Ended December 31, 2006, 2005 and 2004                              F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2006, 2005 and 2004                             F-5 to F-6

Notes to Consolidated Financial Statements                           F-7 to F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary
Litchfield, Connecticut

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note A to the consolidated financial statements, during 2006 the Company adopted SFAS 123 (R), "Share-Based Payment," and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

                                                     /s/ McGladrey & Pullen, LLP

                                                     ---------------------------
                                                         McGladrey & Pullen, LLP

New Haven, Connecticut
March 29, 2007

CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                                        2006             2005
                                                                                                    -------------    -------------
ASSETS

Cash and due from banks (Note B)                                                                    $  21,501,240    $  18,711,099
Interest -bearing due from banks                                                                        7,696,397              438
                                                                                                    -------------    -------------
                                                                        CASH AND CASH EQUIVALENTS      29,197,637       18,711,537
                                                                                                    -------------    -------------
Securities (Note C):
   Available for sale securities, at fair value                                                       147,780,275      182,900,358
   Held to maturity securities (fair value $39,974-2006; $47,933-2005)                                     40,516           49,035
                                                                                                    -------------    -------------
                                                                                 TOTAL SECURITIES     147,820,791      182,949,393
                                                                                                    -------------    -------------

Federal Home Loan Bank stock, at cost (Note I)                                                          4,443,400        4,201,200
Federal Reserve Bank stock, at cost                                                                       225,850          225,850
Other restricted stock, at cost                                                                            80,000           50,000

Loans held for sale                                                                                     1,042,183               --

Loans Receivable, net of allowance for loan losses of
        $2,106,100-2006, $1,759,611-2005 (Notes D and E)                                              293,900,025      240,681,739

Premises and equipment, net (Note F)                                                                    7,440,316        4,247,328
Deferred income taxes (Note J)                                                                          2,173,033        1,812,116
Accrued interest receivable                                                                             2,598,726        2,349,092
Cash surrender value of insurance (Note K)                                                              9,636,461        9,263,737
Other assets (Notes I and  K)                                                                           2,673,935        3,068,954
                                                                                                    -------------    -------------
                                                                                     TOTAL ASSETS   $ 501,232,357    $ 467,560,946
                                                                                                    =============    =============
LIABILITIES
Deposits (Note H):
   Noninterest-bearing                                                                              $  68,501,750    $  66,907,502
   Interest-bearing                                                                                   264,927,124      210,962,859
                                                                                                    -------------    -------------
   Total deposits                                                                                     333,428,874      277,870,361
Federal Home Loan Bank advances (Note I)                                                               67,000,000       73,616,000
Repurchase agreements with financial institutions (Note I)                                             47,200,000       66,700,000
Repurchase agreements with customers                                                                   12,206,023        9,974,172
Junior subordinated debt issued by unconsolidated trust (Note I)                                       10,104,000        7,011,000
Capital lease obligation (Note G)                                                                       1,100,644               --
Due to broker for security purchases                                                                           --        3,675,373
Accrued expenses and other liabilities (Note K)                                                         3,936,622        2,744,303
                                                                                                    -------------    -------------
                                                                                TOTAL LIABILITIES     474,976,163      441,591,209
                                                                                                    -------------    -------------
Minority interest                                                                                          50,000               --
Commitments and contingencies (Notes G, I, K and M)                                                            --               --
SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)
Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
   Authorized--5,000,000 shares
   Issued--2,372,434 shares, outstanding--2,254,002 shares--2006 and
   Issued--2,359,155 shares, outstanding--2,243,188 shares--2005                                           23,724           22,468
Additional paid-in capital                                                                             25,840,623       22,995,010
Retained earnings                                                                                       3,953,216        6,443,479
Less treasury stock at cost--118,432 shares--2006, 115,967 shares--2005                                  (794,756)        (701,061)
Accumulated other comprehensive loss, net of taxes (Note S)                                            (2,816,613)      (2,790,159)
                                                                                                    -------------    -------------
                                                                       TOTAL SHAREHOLDERS' EQUITY      26,206,194       25,969,737
                                                                                                    -------------    -------------
                                                         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 501,232,357    $ 467,560,946
                                                                                                    =============    =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                             2006           2005          2004
                                                                                 ------------    -----------   -----------
INTEREST INCOME

Interest and fees on loans                                                       $ 17,399,787    $14,447,701   $11,771,218

Interest on:
   Mortgage-backed securities                                                       3,367,077      3,593,937     4,632,822
   U.S. Treasury and agency securities                                              2,919,332      2,501,379     2,512,126
   State and municipal securities-tax exempt                                        1,416,669        894,149       717,140
   Corporate bonds and other securities                                               648,144        209,608       161,123
   Federal funds sold and other interest income                                        54,312         18,667        14,807
                                                                                 ------------    -----------   -----------
                                                         TOTAL INTEREST INCOME     25,805,321     21,665,441    19,809,236
                                                                                 ------------    -----------   -----------
INTEREST EXPENSE

Interest on deposits:
   Savings                                                                            323,492        115,448       149,026
   Money market                                                                     1,631,588      1,002,312     1,240,755
   Time certificates of deposit in denominations
      of $100,000 or more                                                           1,284,364        813,775       626,223
   Other time certificates of deposit                                               3,392,446      1,498,459     1,621,381
                                                                                 ------------    -----------   -----------
                                                    TOTAL INTEREST ON DEPOSITS      6,631,890      3,429,994     3,637,385

Interest on Federal Home Loan Bank advances                                         2,783,674      1,610,527       932,271
Interest on repurchase agreements                                                   3,011,053      2,112,536     1,331,136
Interest on subordinated debt                                                         682,604        440,995       315,250
Interest on capital lease obligation                                                    4,867             --            --
                                                                                 ------------    -----------   -----------

                                                        TOTAL INTEREST EXPENSE     13,114,088      7,594,052     6,216,042
                                                                                 ------------    -----------   -----------

                                                           NET INTEREST INCOME     12,691,233     14,071,389    13,593,194

PROVISION FOR LOAN LOSSES (Note E)                                                    420,000        342,028       360,000
                                                                                 ------------    -----------   -----------

                          NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES     12,271,233     13,729,361    13,233,194
                                                                                 ------------    -----------   -----------
NONINTEREST INCOME
Banking service charges and fees                                                    1,230,161      1,019,424       954,373
Trust income                                                                        1,135,891        975,805       887,268
(Losses)gains on sales of available for sale securities (Note C)                     (666,702)        78,949        34,450
Increase in cash surrender value of insurance                                         347,975        332,579       333,387
Other                                                                                 225,661        492,556       222,616
                                                                                 ------------    -----------   -----------

                                                      TOTAL NONINTEREST INCOME      2,272,986      2,899,313     2,432,094
                                                                                 ------------    -----------   -----------
NONINTEREST EXPENSES
Salaries                                                                            5,457,435      4,673,028     4,361,742
Employee benefits                                                                   1,395,147      1,319,766     1,326,020
Computer services                                                                   1,029,227        900,381       849,579
Net occupancy                                                                         954,325        705,569       646,504
Equipment                                                                             533,140        429,785       387,412
Advertising                                                                           678,440        446,811       304,766
Commissions, services and fees                                                        520,833        326,877       228,039
Supplies                                                                              187,114        168,050       166,674
Postage                                                                               135,441        124,992       139,481
Legal fees                                                                            257,553        176,708       201,556
Director fees                                                                         177,700        145,150       139,390
OREO and non-performing loan expenses - net                                                --             --         6,618
Other                                                                               1,876,486      1,664,323     1,470,310
                                                                                 ------------    -----------   -----------

                                                    TOTAL NONINTEREST EXPENSES     13,202,841     11,081,440    10,228,091
                                                                                 ------------    -----------   -----------
                                                   INCOME  BEFORE INCOME TAXES      1,341,378      5,547,234     5,437,197

(BENEFIT) PROVISION FOR INCOME TAXES (Note J)                                         (67,525)     1,511,343     1,520,962
                                                                                 ------------    -----------   -----------
                                                                    NET INCOME   $  1,408,903    $ 4,035,891   $ 3,916,235
                                                                                 ============    ===========   ===========
EARNINGS PER SHARE (Note L)
                                                    BASIC NET INCOME PER SHARE   $        .63    $      1.80   $      1.76
                                                                                 ============    ===========   ===========

                                                  DILUTED NET INCOME PER SHARE   $        .62    $      1.78   $      1.74
                                                                                 ============    ===========   ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Years ended December 31, 2006, 2005 and 2004

                                                                                                        Accumulated
                                                            Additional                                     Other          Total
                                               Common        Paid-In        Retained       Treasury     Comprehensive  Shareholders'
                                               Stock         Capital        Earning         Stock           Loss          Equity
                                            ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2003                        19,974     16,719,130     6,355,277       (701,061)      (110,389)    22,282,931
                                                                                                                      ------------
Comprehensive Income:
   Net income                                         --             --     3,916,235             --             --      3,916,235
   Unrealized holding loss on
      available for sale securities,
      net of reclassification adjustment
      and taxes (Note S)                              --             --            --             --     (1,112,147)    (1,112,147)
                                                                                                                      ------------
   Total comprehensive income                                                                                            2,804,088
                                                                                                                      ------------
Cash dividends declared $.50 per share                --             --      (976,494)            --             --       (976,494)
5% stock dividend declared
   November 17, 2004--101,242 shares
   including 5,008 treasury shares                 1,012      2,732,522    (2,733,534)            --             --             --
Fractional shares paid in cash                        --             --        (6,392)            --             --         (6,392)
Stock options exercised-32,206 shares                322        280,460            --             --             --        280,782
Tax benefit on stock options
   exercised (Note M)                                 --        160,758            --             --             --        160,758
                                            ------------   ------------   -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2004                        21,308     19,892,870     6,555,092       (701,061)    (1,222,536)    24,545,673
                                                                                                                      ------------
Comprehensive Income:
   Net income                                         --             --     4,035,891             --             --      4,035,891
   Unrealized holding loss on
      available for sale securities,
      net of reclassification
      adjustment and taxes (Note S)                   --             --            --             --     (1,567,623)    (1,567,623)
                                                                                                                      ------------
   Total comprehensive income                                                                                            2,468,268
                                                                                                                      ------------
Cash dividends declared $.57 per share                --             --    (1,172,874)            --             --     (1,172,874)
5% stock dividend declared
   November 17, 2005--106,787 shares
   including 5,259 treasury shares                 1,068      2,967,610    (2,968,678)            --             --             --
Fractional shares paid in cash                        --             --        (5,952)            --             --         (5,952)
Stock options exercised-9,185 shares                  92         73,655            --             --             --         73,747
Tax benefit on stock options
   exercised (Note M)                                 --         60,875            --             --             --         60,875
                                            ------------   ------------   -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2005                        22,468     22,995,010     6,443,479       (701,061)    (2,790,159)    25,969,737
                                                                                                                      ------------
Comprehensive Income:
   Net income                                         --             --     1,408,903             --             --      1,408,903
   Unrealized holding gain on
      available for sale securities,
      net of reclassification
      adjustment and taxes (Note S)                   --             --            --             --        734,250        734,250
   Adjustment to unfunded pension
      liability to adopt SFAS No. 158
      (Notes K and S)                                                                                      (760,704)      (760,704)
                                                                                                                      ------------
   Total comprehensive income                                                                                            1,382,449
                                                                                                                      ------------
Cash dividends declared $.60 per share                --             --    (1,300,535)            --             --     (1,300,535)
5% stock dividend declared
   November 30, 2006--112,755 shares
   including 5,401 treasury shares                 1,127      2,592,238    (2,593,365)            --             --             --
Fractional shares paid in cash                                                 (5,266)                                      (5,266)
Purchase of treasury shares - 5,000 shares            --             --            --       (109,000)            --       (109,000)
Contribution of treasury shares
   to ESOP - 2,414 shares (Note K)                               52,287            --         15,305                        67,592
Stock options exercised-12,864 shares                129        138,068            --             --             --        138,197
Tax benefit on stock options
   exercised (Note M)                                 --         63,020            --             --             --         63,020
                                            ------------   ------------   -----------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2006                  $     23,724   $ 25,840,623   $ 3,953,216   $   (794,756)  $ (2,816,613)  $ 26,206,194
                                            ============   ============   ===========   ============   ============   ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                           2006           2005           2004
                                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $  1,408,903   $  4,035,891   $  3,916,235
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Amortization and accretion of premiums and discounts on investment
      securities, net                                                              207,376        381,201        404,736
   Provision for loan losses                                                       420,000        342,028        360,000
   Depreciation and amortization                                                   498,680        401,740        360,933
   Deferred income taxes (benefits)                                               (347,290)       (96,531)        67,444
   Losses (gains) on sales of available for sale securities                        666,702        (78,949)       (34,450)
   Gain on the sales of loans receivable                                                --        (82,858)            --
   Gain on the sales of foreclosed real estate                                          --             --        (45,138)
   Loans originated for sale                                                    (2,656,004)            --       (277,000)
   Proceeds from sales of loans held for sale                                    1,625,210             --        279,907
   Gains on sales of loans held for sale                                           (11,389)            --         (2,907)
   Gains on sale of repossessed assets                                                (159)          (549)          (500)
   (Gains) losses on disposals of bank premises and equipment                         (100)         1,867          2,594
   Increase in accrued interest receivable                                        (249,634)      (344,028)       (10,520)
   (Increase) decrease in other assets                                            (190,789)        82,397       (261,493)
   Increase in cash surrender value of insurance                                  (347,974)      (332,579)      (333,387)
   (Increase) decrease in deferred loan origination costs                          (86,416)       (90,220)        66,486
   Increase in accrued expenses and other liabilities                              772,654        416,333        513,896
                                                                              ------------   ------------   ------------
      Net cash provided by operating activities                                  1,709,770      4,635,743      5,006,836
                                                                              ------------   ------------   ------------
     CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
   Proceeds from principal payments                                             17,584,308     26,220,847     41,889,998
   Purchases                                                                   (15,850,960)   (44,016,696)   (85,569,876)
   Proceeds from sales                                                          33,625,157      9,687,181     38,877,863
   Decrease in due to broker for security purchases                             (3,675,373)            --             --
Held to maturity securities:
   Proceeds from maturities and principal payments                                   8,519         21,911         46,912
Purchase of restricted stock                                                       (30,000)            --             --
Investment in First Litchfield Statutory Trust II(Note I)                          (93,000)            --             --
Purchase of Federal Home Loan Bank stock                                          (242,200)    (1,018,300)      (793,100)
Proceeds from the sale of loans                                                         --     17,101,552             --
Net increase in loans                                                          (53,571,030)   (40,955,177)   (26,876,055)
Proceeds from sales of repossessed assets                                           15,159         21,395          9,500
Purchases of premises and equipment                                             (2,589,641)    (1,881,108)      (345,227)
Proceeds from sale of premises and equipment                                           100             --            100
Purchase of life insurance policies                                                (24,750)       (24,750)      (287,250)
Proceeds from sale of foreclosed real estate                                            --             --        345,138
                                                                              ------------   ------------   ------------
   Net cash used in investing activities                                       (24,843,711)   (34,843,145)   (32,701,997)
                                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, money market and demand deposits            (9,765,351)   (20,277,950)     7,336,189
Net increase (decrease) in certificates of deposit                              65,323,864     (2,699,068)   (10,045,297)
Proceeds from Federal Home Loan Bank advances                                   24,000,000     49,000,000      4,000,000
Repayments on Federal Home Loan Bank advances                                  (14,500,000)   (22,000,000)    (9,700,000)
Net (decrease) increase in overnight Federal Home Loan Bank borrowings         (16,116,000)    17,116,000             --
Net (decrease) increase in repurchase agreements with financial institutions   (19,500,000)     6,800,000     35,900,000
Net increase in repurchase agreements with customers                             2,231,851      9,764,584        209,588
Proceeds from issuance of subordinated debt                                      3,093,000             --             --
Principal repayments on capital lease obligation                                    (1,383)            --             --
Purchase of treasury shares                                                       (109,000)            --             --
Distribution in cash for fractional shares of common stock                          (5,266)        (5,952)        (6,392)
Proceeds from exercise of stock options                                            138,197         73,747        280,782
Dividends paid on common stock                                                  (1,282,891)    (1,136,010)      (920,062)
Tax benefit of stock options exercised                                              63,020         60,875        160,758
Minority interest investment in subsidiary                                          50,000             --             --
                                                                              ------------   ------------   ------------
   Net cash provided by financing activities                                    33,620,041     36,696,226     27,215,566
                                                                              ------------   ------------   ------------


                                                                     (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont.

   Net increase (decrease) in cash and cash equivalents    10,486,100     6,488,824      (479,595)
CASH AND CASH EQUIVALENTS, at beginning of year            18,711,537    12,222,713    12,702,308
                                                         ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, at end of year                $ 29,197,637  $ 18,711,537  $ 12,222,713
                                                         ============  ============  ============

SUPPLEMENTAL INFORMATION Cash paid during the year for:
   Interest on deposits and borrowings                   $ 12,987,505  $  7,155,131  $  6,126,517
                                                         ============  ============  ============
   Income taxes                                          $    900,400  $    950,500  $  1,350,900
                                                         ============  ============  ============
Noncash investing and financing activities:
   Due to broker for securities purchased                $         --  $  3,675,373  $         --
                                                         ============  ============  ============
   Transfer of loans to repossessed assets               $     19,160  $     31,687  $         --
                                                         ============  ============  ============
   Accrued dividends declared                            $    338,100  $    320,456  $    283,592
                                                         ============  ============  ============
   Treasury stock contributed to ESOP                    $     67,592  $         --  $         --
                                                         ============  ============  ============
    Change in other assets and other liabilities
       related to the unfunded pension liability         $  1,152,582  $         --  $         --
                                                         ============  ============  ============
    Capital lease incurred for acquisition of premises   $  1,102,027  $         --  $         --
                                                         ============  ============  ============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the First Litchfield Financial Corporation (the "Company") and The First National Bank of Litchfield (the "Bank"), a nationally-chartered commercial bank, and the Bank's wholly owned subsidiaries, Litchfield Mortgage Service Corporation and Lincoln Corporation. These financial statements also include the accounts of First Litchfield Leasing Corporation, an entity in which the Bank has an eighty percent ownership. Deposits in the Bank are insured up to specified limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a full range of banking services to individuals and businesses located primarily in Northwestern Connecticut. These products and services include demand, savings, NOW, money market and time deposits, residential and commercial mortgages, consumer installment and other loans as well as trust services. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic regulatory examinations.

On January 7, 2000, the Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (the "SEC") to register the Company's $.01 par value common stock under the Securities and Exchange Act of 1934 (the "Exchange Act"). The Company files periodic financial reports with the SEC as required by the Exchange Act. On June 26, 2003, the Company formed First Litchfield Statutory Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. On June 16, 2006, the Company formed First Litchfield Statutory Trust II for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. (See Note I).

The significant accounting policies followed by the Company and the methods of applying those policies are summarized in the following paragraphs:

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. The Trust I and Trust II are not included in the consolidated financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

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

SEGMENT REPORTING: The Company's only business segment is community banking. During the periods presented this segment represented all the revenues and income for the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information" (SFAS 131)."

As discussed above, the Company formed a leasing company during the fourth quarter of 2006. As the leasing company was inactive during 2006, the Company did not present segment disclosure for the leasing company in the current year. Starting in the first quarter of 2007, the Company will present segment disclosure for the leasing company in accordance with SFAS 131.

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

The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

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

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date.

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, the Office of the Comptroller of the Currency (the "OCC"), as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses and valuation of other real estate. The OCC may require the Bank to recognize additions to the allowance or write-downs based on their judgment about information available to them at the time of their examination.

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

PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost for purchased assets, and for assets under capital lease, at the lower of fair value or net present value of the minimum lease payments required over the term of the lease, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets, which range from three to forty years. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

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

In September 2006, the FASB issued FASB Statement No. 157 ("FASB 157"), "Fair Value Measurements," which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles. As a result of FASB 157 there is now a common definition of fair value to be used throughout generally accepted accounting principles, ("GAAP"). The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of FASB 157 will have a material impact on its statement of operations.

In September 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88, 106, and 132(R)," which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. The required transition method of adoption is a prospective application and recognizing the funded status of a company's benefit plans require an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. The Company's pension plan is in an underfunded status and the Company recorded a decrease to accumulated other comprehensive income of approximately $761,000, net of taxes, upon adoption of SFAS No. 158. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations as of the same date as the year end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the adoption of this provision of SFAS No. 158.

STOCK OPTION PLANS: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance. This statement requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation is measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No 123; that is, the Company was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No 123(R).

The Company had applied Accounting Principles Board Opinion No. 25 and related Interpretations, in accounting for the stock option plan prior to January 1, 2006. Under APB Opinion No. 25, stock options issued prior to 2006 had no intrinsic value at the grant date and therefore, no compensation cost was recognized for them. In addition, all stock options outstanding at December 31, 2005 were fully vested and therefore the adoption of SFAS No. 123(R) had no initial impact on the Company's financial statements. There are no pro forma disclosures required for 2006, 2005 and 2004 because there were no stock-based compensation attributed to those years.

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

COMPREHENSIVE INCOME: Accounting principles generally require that recognized revenue, expenses, gains and losses are included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and unfunded pension liabilities, are reported as a separate component of the shareholders' equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, ("SFAS 154"), "Accounting Changes and Error Corrections," replacing APB Opinion No. 20 and FASB Statement No. 3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. The adoption of this statement by the Company in 2006 had no impact on the Company's financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes"("FASB No. 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet completed the process of evaluating what effect, if any, the adoption of FIN 48 will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement is effective for all financial instruments acquired, issued, or subject to re-measurement after December 31, 2006. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140." The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006. The Company adopted this statement in 2006 and it did not have a material impact on the financial statements.

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement periods is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan, or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-04 on its financial statements.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2006 and 2005 the Bank was required to have cash and liquid assets of approximately $6,207,000 and $5,752,000, respectively, to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2006 and 2005 are as follows:

AVAILABLE FOR SALE

                                                             December 31, 2006
                                       -----------------------------------------------------------
                                                          Gross          Gross
                                         Amortized     Unrealized     Unrealized         Fair
                                           Cost           Gains         Losses           Value
                                       -------------  -------------  -------------   -------------
Debt Securities:
   U.S. Treasury securities            $   4,011,499  $          --  $     (19,624)  $   3,991,875
   U.S. Government Agency securities      38,991,992             --     (1,190,389)     37,801,603
   State and Municipal obligations        31,193,318        381,930        (43,720)     31,531,528
   Corporate and Other bonds              11,274,073         67,326        (14,649)     11,326,750
                                       -------------  -------------  -------------   -------------

                                          85,470,882        449,256     (1,268,382)     84,651,756
                                       -------------  -------------  -------------   -------------
Mortgage-Backed Securities:
   GNMA                                    1,060,592             --        (18,763)      1,041,829
   FNMA                                   47,084,763         78,779     (1,790,692)     45,372,850
   FHLMC                                  15,279,052         33,758       (546,682)     14,766,128
                                       -------------  -------------  -------------   -------------
                                          63,424,407        112,537     (2,356,137)     61,180,807
                                       -------------  -------------  -------------   -------------

Marketable Equity Securities               2,000,000             --        (52,288)      1,947,712
                                       -------------  -------------  -------------   -------------

Total available for sale securities    $ 150,895,289  $     561,793  $  (3,676,807)  $ 147,780,275
                                       =============  =============  =============   =============


                                                           December 31, 2005
                                       -----------------------------------------------------------
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
                                       =============  =============  =============   =============

HELD TO MATURITY
                                                             December 31, 2006
                                       -----------------------------------------------------------
                                                          Gross          Gross
                                         Amortized     Unrealized     Unrealized         Fair
                                            Cost          Gains         Losses           Value
                                       -------------  -------------  -------------   -------------
Mortgage-Backed Securities:
GNMA                                   $      40,516  $          --  $        (542)  $      39,974
                                       =============  =============  =============   =============

                                                              December 31, 2005
                                       -----------------------------------------------------------
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
                                       =============  =============  =============   =============

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2006:

                                         Less than 12 Months          12 Months or More                 Total
                                      --------------------------  --------------------------  --------------------------
                                          Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                         Value         Losses        Value         Losses        Value         Losses
                                      ------------  ------------  ------------  ------------  ------------  ------------
Investment Securities:
   U.S. Treasury securities           $  3,007,031  $      5,394  $    984,844  $     14,230  $  3,991,875  $     19,624
   U.S. Government Agency securities     2,887,470       112,530    34,914,133     1,077,859    37,801,603     1,190,389
   State & Municipal obligations         5,361,502        25,491     1,241,836        18,229     6,603,338        43,720
   Corporate & Other bonds               3,880,000        14,649            --            --     3,880,000        14,649
                                      ------------  ------------  ------------  ------------  ------------  ------------
                                        15,136,003       158,064    37,140,813     1,110,318    52,276,816     1,268,382

  Mortgage-Backed Securities:
    GNMA                                        --            --     1,065,361        19,305     1,065,361        19,305
    FNMA                                 2,713,210         2,927    35,794,145     1,787,765    38,507,355     1,790,692
    FHLMC                                  444,661         2,665    11,593,313       544,017    12,037,974       546,682
                                      ------------  ------------  ------------  ------------  ------------  ------------
                                         3,157,871         5,592    48,452,819     2,351,087    51,610,690     2,356,679
                                      ------------  ------------  ------------  ------------  ------------  ------------

Marketable Equity Securities                    --            --     1,947,712        52,288     1,947,712        52,288
                                      ------------  ------------  ------------  ------------  ------------  ------------
              Total                   $ 18,293,874  $    163,656  $ 87,541,344  $  3,513,693  $105,835,218  $  3,677,349
                                      ============  ============  ============  ============  ============  ============

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2005:

                                         Less than 12 Months          12 Months or More                 Total
                                      --------------------------  --------------------------  --------------------------
                                          Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                         Value         Losses        Value         Losses        Value         Losses
                                      ------------  ------------  ------------  ------------  ------------  ------------
Investment Securities:
   U.S. Treasury securities           $    987,656  $     10,742  $  3,246,257  $     48,004  $  4,233,913  $     58,746
   U.S. Government Agency securities    17,845,690       124,415    35,790,635     1,194,818    53,636,325     1,319,233
   State & Municipal obligations        14,579,556       238,212            --            --    14,579,556       238,212
   Corporate & Other bonds               2,895,000        21,037            --            --     2,895,000        21,037
                                      ------------  ------------  ------------  ------------  ------------  ------------
                                        36,307,902       394,406    39,036,892     1,242,822    75,344,794     1,637,228

  Mortgage-Backed Securities:
   GNMA                                  4,867,732        96,591       198,440        11,660     5,066,172       108,251
   FNMA                                 15,614,259       623,236    34,446,103     1,530,003    50,060,362     2,153,239
   FHLMC                                        --            --    17,257,496       712,594    17,257,496       712,594
                                      ------------  ------------  ------------  ------------  ------------  ------------
                                        20,481,991       719,827    51,902,039     2,254,257    72,384,030     2,974,084
                                      ------------  ------------  ------------  ------------  ------------  ------------

Marketable Equity Securities             1,964,519        35,481            --            --     1,964,519        35,481
                                      ------------  ------------  ------------  ------------  ------------  ------------
              Total                   $ 58,754,412  $  1,149,714  $ 90,938,931  $  3,497,079  $149,693,343  $  4,646,793
                                      ============  ============  ============  ============  ============  ============

At December 31, 2006, sixty-five securities have unrealized losses. Management does not believe that any of the unrealized losses are other than temporary as they primarily relate to debt and mortgage-backed securities issued by the U.S. Government and U.S. Government agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

The amortized cost and fair value of debt securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                              December 31, 2006
                                        ------------------------------------------------------------
                                        Available-for-Sale Securities    Held-to-Maturity Securities
                                        -----------------------------   ----------------------------
                                          Amortized           Fair        Amortized         Fair
                                             Cost            Value           Cost          Value
                                         ------------     ------------   ------------   ------------
Due in one year or less                  $  5,000,000     $  4,970,765   $         --   $         --
Due after one year through five years      10,011,499        9,822,790             --             --
Due after five years through ten years     26,781,824       25,888,113             --             --
Due after ten years                        43,677,559       43,970,088             --             --
                                         ------------     ------------   ------------   ------------
                                           85,470,882       84,651,756             --             --
Mortgage-backed securities                 63,424,407       61,180,807         40,516         39,974
                                         ------------     ------------   ------------   ------------
   TOTAL DEBT SECURITIES                 $148,895,289     $145,832,563   $     40,516   $     39,974
                                         ============     ============   ============   ============

For the years ended December 31, 2006, 2005 and 2004, proceeds from the sales of available for sale securities were $33,625,157 $9,687,181 and $38,877,863, respectively. Gross losses of $666,702 were realized on these sales in 2006. Gross gains of $78,949 and $34,450, respectively, were realized on sales in 2005 and 2004, respectively.

Investment securities with a carrying value of $95,244,000 and $116,818,000 were pledged as collateral to secure treasury tax and loan, trust assets, securities sold under agreements to repurchase and public funds at December 31, 2006 and 2005, respectively.

During 2006 and 2005, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2006 and 2005, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                     2006               2005
                                                 -----------        -----------
Balance at the beginning of year                 $ 2,874,780        $ 2,800,077
Advances                                             234,271            881,589
Repayments                                        (1,114,905)          (426,773)
Other changes                                        477,758           (380,113)
                                                 -----------        -----------
BALANCE AT END OF YEAR                           $ 2,471,904        $ 2,874,780
                                                 ===========        ===========

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - LOANS RECEIVABLE

A summary of loans at December 31, 2006 and 2005 is as follows:

                                                           2006             2005
                                                      -------------    -------------
Real estate--residential mortgage                     $ 177,082,143    $ 145,927,290
Real estate--commercial mortgage                         53,318,351       42,144,448
Real estate--construction                                30,605,787       28,549,180
Commercial                                               26,949,985       21,150,306
Installment                                               7,167,980        4,334,274
Other                                                       171,752           47,091
                                                      -------------    -------------
                                        TOTAL LOANS     295,295,998      242,152,589
Net deferred loan origination costs                         375,177          288,761
 Premiums on purchased loans                                334,950               --
Allowance for loan losses                                (2,106,100)      (1,759,611)
                                                      -------------    -------------

                                          NET LOANS   $ 293,900,025    $ 240,681,739
                                                      =============    =============

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004, were as follows:

                                                        2006           2005          2004
                                                     -----------    -----------    -----------
  Balance at beginning of year                       $ 1,759,611    $ 1,389,947    $ 1,149,454
  Provision for loan losses                              420,000        342,028        360,000
  Loans charged off                                      (96,072)       (97,565)      (184,970)
  Recoveries of loans previously charged off              22,561        125,201         65,463
                                                     -----------    -----------    -----------
                          BALANCE AT END OF YEAR     $ 2,106,100    $ 1,759,611    $ 1,389,947
                                                     ===========    ===========    ===========

A summary of nonperforming loans follows:

                                                                    2006           2005
                                                                 -----------    -----------
Non-accrual loans                                                $ 1,504,551    $   273,330
Accruing loans contractually past due 90 days or more                    343          4,884
                                                                 -----------    -----------
                                                         TOTAL   $ 1,504,894    $   278,214
                                                                 ===========    ===========

If interest income on non-accrual loans throughout the year had been recognized in accordance with the loans' contractual terms, approximately $64,000, $9,000 and $14,000 of additional interest would have been recorded for the years ended December 31, 2006, 2005 and 2004, respectively.

The  following   information  relates  to  impaired  loans,  which  include  all nonaccrual loans and other loans past due 90 days or more, and all restructured loans, as of and for the years ended December 31, 2006 and 2005:

                                                                                                       2006         2005
                                                                                                    ----------   ----------
Impaired loans receivable for which there is a related allowance for loan losses determined:
      Based on discounted cash flows                                                                $   56,392   $   12,000
      Based on the fair value of collateral                                                            170,677           --
                                                                                                    ----------   ----------
                                                                                            Total   $  227,069   $   12,000
                                                                                                    ==========   ==========

Impaired  loans  receivable  for which  there is no related  allowance  for loan losses determined:
      Based on discounted cash flows                                                                $1,239,032   $  266,000
      Based on the fair value of collateral                                                             38,793           --
                                                                                                    ----------   ----------
                                                                                            Total   $1,277,825   $  266,000
                                                                                                    ==========   ==========
Allowance for loan losses related to impaired loans                                                 $   85,261   $   12,000
                                                                                                    ==========   ==========

Additional information related to impaired loans is as follows:

                                                  2006       2005         2004
                                                --------   --------   ----------

Average recorded investment in impaired loans   $745,000   $985,000   $1,236,000
                                                ========   ========   ==========
Interest income recognized                      $ 73,000   $  5,000   $   94,000
                                                ========   ========   ==========
Cash interest received                          $ 87,000   $ 15,000   $  100,000
                                                ========   ========   ==========

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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2006 and 2005 are as follows:

                                                           2006          2005
                                                       -----------    ----------
Land                                                   $ 1,102,465    $1,081,345
Buildings and improvements                               6,972,685     4,205,304
Furniture and fixtures                                   3,431,455     2,640,197
Leasehold improvements                                     308,591       260,080
                                                       -----------    ----------
                                                        11,815,196     8,186,926
Less accumulated depreciation and amortization           4,374,880     3,939,598
                                                       -----------    ----------
                                                       $ 7,440,316    $4,247,328
                                                       ===========    ==========

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2006, 2005 and 2004 was $498,680, $401,740 and $360,933
respectively.

Premises under capital lease of $1,102,027 and related accumulated amortization of $1,383 as of December 31, 2006 is included in buildings and improvements.

NOTE G - LEASES

The Company leases a branch office of the Bank under a twenty-year capital lease that expires in 2026. In addition, at December 31, 2006, the Company was obligated under various non-cancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. The Company also pays certain executory costs under these leases. Net rent expense under operating leases was approximately $287,000, $153,000 and $151,000 for 2006, 2005 and 2004, respectively. The future minimum payments under the capital lease and operating leases are as follows:

                                           Capital Leases   Operating Leases
                                           --------------   ----------------
      2007                                    $    75,000         $  207,000
      2008                                         75,000            161,000
      2009                                         75,000            151,000
      2010                                         75,000            109,000
      2011                                         75,916            112,000
      2012 and  thereafter                      1,492,833            536,000
                                              -----------         ----------
                                                1,868,749         $1,276,000
                                                                  ==========
      Less amount representing interest          (768,105)
                                              -----------

      Present value of future minimum lease
         payments-capital lease obligation    $ 1,100,644
                                              ===========

NOTE H - DEPOSITS

A summary of deposits at December 31, 2006 and 2005 is as follows:

                                                       2006             2005
                                                   ------------     ------------
Noninterest bearing:
   Demand                                          $ 68,501,750     $ 66,907,502
Interest bearing:
   Savings                                           45,304,667       48,502,205
   Money market                                      71,079,935       79,241,996
   Time certificates of deposit in
     denominations of $100,000 or more               72,781,087       27,134,125
    Other time certificates of deposit               75,761,435       56,084,533
                                                   ------------     ------------
                                                    264,927,124      210,962,859
                                                   ------------     ------------
                                                   $333,428,874     $277,870,361
                                                   ============     ============

Included in time deposits as of December 31, 2006 and 2005 are approximately $25,323,000 and $3,073,000, respectively, of brokered deposits which have varying maturities through September 2008 and May 2007, respectively.

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2006:

      2007                     $    141,309,372
      2008                            5,474,503
      2009                              339,141
      2010                            1,258,397
      2011 and thereafter               171,109
                               ----------------
      Total                    $    148,542,522
                               ================

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$5,456,910 and $2,941,815 at December 31, 2006 and 2005, respectively.

NOTE I - BORROWINGS

Federal Home Loan Bank Borrowings
---------------------------------
The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), is required to maintain as collateral, an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. Purchases of Federal Home Loan Bank stock totaled $242,200 during 2006 and $1,018,300 during 2005. The 2006 and 2005 increases in FHLBB stock are due to capital structure changes implemented during the second quarter of 2004 by the Federal Home Loan Bank of Boston (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to obtain additional advances up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advances are used as collateral. At December 31, 2006 and 2005, advances under the Federal Home Loan Bank line of credit totaled $1,000,000 and $17,116,000 respectively. At December 31, 2006 and 2005, other outstanding advances from the FHLBB aggregated $66,000,000 and $56,500,000, respectively, at interest rates ranging from 2.59% to 5.30%, and 2.33% to 4.38%, respectively.

Repurchase Agreements with Financial Institutions
-------------------------------------------------
At December 31, 2006 and 2005, securities sold under agreements to repurchase totaled $47,200,000 and $66,700,000, respectively, at interest rates ranging from 2.40% to 4.19%, and 2.10% to 4.58%, respectively.

Junior Subordinated Debt Issued by Unconsolidated Trusts
--------------------------------------------------------
The Company has established two Delaware statutory trusts, First Litchfield Statutory Trust I and First Litchfield Statutory Trust II, for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company wholly owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2006:

                                         First Litchfield    First Litchfield
                                        Statutory Trust I   Statutory Trust II
                                        -----------------   ------------------
Junior Subordinated Notes:
   Principal balance                    $       7,011,000   $       3,093,000

   Annual interest rate                 3 mo libor +3.10%   3 mo libor +1.65%
   Stated maturity date                     June 26, 2033       June 30, 2036
   Call date                                June 26, 2008       June 30, 2011

Trust Preferred Securities:
   Face value                                   6,800,000           3,000,000

   Annual distribution rate             3 mo libor +3.10%   3 mo libor +1.65%
   Issuance date                                June 2003           June 2006
   Distribution dates (1)                       Quarterly           Quarterly

(1)   All cash distributions are cumulative

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than June 26, 2008 for First Litchfield Statutory Trust I and June 30, 2011 for First Litchfield Statutory Trust II. Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company. Each trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company's obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust's obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its common stock and generally may not repurchase its common stock.

The contractual maturities of the Company's borrowings at December 31, 2006, by year, are as follows:

                                      Fixed          Floating
                                       Rate            Rate            Total
                                   ------------     -----------     ------------
     2007                          $ 36,150,000     $        --     $ 36,150,000
     2008                            21,500,000              --       21,500,000
     2009                             4,550,000       7,000,000       11,550,000
     2010                             5,000,000              --        5,000,000
     2011                                    --              --               --
     Thereafter                      40,000,000      10,104,000       50,104,000
                                   ------------     -----------     ------------
   TOTAL LONG-TERM DEBT            $107,200,000     $17,104,000     $124,304,000
                                   ============     ===========     ============

NOTE J - INCOME TAXES

The components of the income tax (benefit) provision are as follows:

                                           2006           2005           2004
                                       -----------    -----------    -----------
Current Provision:
   Federal                             $   279,765    $ 1,607,874    $ 1,453,518

Deferred (Benefit) Provision:
   Federal                                (347,290)       (96,531)        67,444
                                       -----------    -----------    -----------
                     Total             $   (67,525)   $ 1,511,343    $ 1,520,962
                                       ===========    ===========    ===========

A reconciliation of the anticipated income tax expense (benefit) (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the (benefit) provision for income taxes as reported in the statements of income is as follows:

                                                                 2006               2005             2004
                                                           ---------------    ---------------  ---------------
Provision for income taxes at statutory Federal rate       $  456,069   34%   $1,886,060  34%  $ 1,848,647  34%
Increase (decrease) resulting from:
   Tax exempt income                                         (482,846) (36)     (305,425) (6)     (245,138) (4)
   Nondeductible interest expense                              57,165    4        22,783   1        15,244  --
   Non-taxable income from insurance policies                (118,311)  (9)     (113,077) (2)     (113,352) (2)
   Other                                                       20,398    2        21,002  --        15,561  --
                                                           ----------------   ---------------  ----------------
(Benefit) provision for income taxes                       $  (67,525)  (5)%  $1,511,343  27%  $ 1,520,962  28%
                                                           ================   ===============  ================

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

                                                          2006           2005
                                                      -----------    -----------
Deferred tax assets:
   Allowance for loan losses                          $   716,073    $   598,267
   Depreciation                                           101,807         60,137
   Accrued expenses                                       222,719        241,831
   Alternative minimum taxes                              261,503             --
   Unfunded pension liability                             391,878             --
   Unrealized loss on available for sale securities     1,059,106      1,437,355
                                                      -----------    -----------
      Total gross deferred tax assets                   2,753,086      2,337,590
                                                      -----------    -----------

Deferred tax liabilities:
   Tax bad debt reserve                                 (153,536)      (162,932)
   Prepaid pension costs                                (232,209)      (247,896)
   Net deferred loan costs                              (127,560)       (98,179)
   Prepaid expenses and other                            (66,748)       (16,467)
                                                     -----------    -----------
      Total gross deferred tax liabilities              (580,053)      (525,474)
                                                     -----------    -----------
Net deferred tax asset                               $ 2,173,033    $ 1,812,116
                                                     ===========    ===========

Based on the Company's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Company's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2006, 2005 and 2004.

NOTE K - EMPLOYEE BENEFITS

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. During the first quarter of 2005, the Bank's pension plan was curtailed. Because of this action, no contributions to the Plan were made by the Bank during 2006 and 2005. Prior to the Plan's curtailment, the Bank's funding policy was to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank determined to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method.

As described in Note A, the Company adopted SFAS No. 158 at December 31, 2006 and, as a result, an adjustment to record the Company's unfunded pension liability of $1,152,582 was made to decrease prepaid pension costs and increase accrued expenses and other liabilities. This amount, net of deferred taxes of $391,878, was recorded as an adjustment to accumulated other comprehensive income of $760,704.

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2006, 2005 and 2004 using a measurement date of December 31:

Change in benefit obligation                          2006           2005         2004
                                                  -----------    -----------    -----------
   Benefit obligation, beginning                  $ 3,586,983    $ 3,567,063    $ 3,309,744
   Service cost                                            --             --        259,555
   Interest cost                                      193,161        210,062        192,198
   Change in assumptions due to plan amendments            --        813,887             --
   Actuarial gain                                          --        (38,658)       (51,602)
   Curtailment gain                                        --       (644,297)            --
   Benefits paid                                     (371,412)      (321,074)      (142,832)
                                                  -----------    -----------    -----------
   Benefit obligation, ending                       3,408,732      3,586,983      3,567,063
                                                  -----------    -----------    -----------

Change in plan assets:
   Fair value of plans assets, beginning                2,981,138      3,077,431     2,736,414
   Actual return on plan assets                           329,392        224,781       196,749
   Employer contribution                                       --             --       287,100
   Benefits paid                                         (371,412)      (321,074)    (142,832)
                                                      -----------    -----------    ----------
   Fair value of plan assets, ending                    2,939,118      2,981,138     3,077,431
                                                      -----------    -----------    ----------
Funded status at end of year included
  in accrued expenses and other liabilities in 2006   $  (469,614)      (605,845)     (489,632)
                                                      ===========
Unrecognized net actuarial loss                                        1,334,951     1,248,449
Unrecognized service cost                                                     --             --
                                                                     -----------    -----------
Prepaid benefit cost included in other assets                        $   729,106    $   758,817
                                                                     ===========    ===========

The accumulated benefit obligation was $3,586,983 and $2,868,637 at December 31, 2006 and 2005, respectively. At December 31, 2006, $1,152,582 of net actuarial gains is included in other comprehensive income. The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is $67,807.

Components of net periodic benefit cost:     2006         2005         2004
                                           ---------    ---------    ---------

   Service cost                            $      --    $      --    $ 259,555
   Interest cost                             193,161      210,062      192,198
   Expected return on plan assets           (214,862)    (233,238)    (226,290)
   Amortization of prior service cost             --           --           --
   Amortization of unrealized loss            67,839       52,887       47,853
                                           ---------    ---------    ---------
   Net periodic benefit cost               $  46,138    $  29,711    $ 273,316
                                           =========    =========    =========

Weighted-average  assumptions used to determine benefit  obligations at December
31:

                                        2006      2005
                                      -------   -------
Discount rate                            5.50%     5.50%
Rate of compensation increase              N/A       N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                        2006      2005
                                      -------   -------
Discount rate                            5.50%     5.50%
Expected return on plan assets           7.50%     7.50%
Rate of compensation increase              N/A       N/A

The pension expense for the Plan was $46,138, $29,711 and $273,316 for the years ended December 31, 2006, 2005 and 2004, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Plan assets of 7.50% each year. In developing the expected long-term rate of return assumption, management evaluated input from its investment advisor and actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Management anticipates that investments will continue to generate long-term returns averaging at least 7.50%. Management regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. Management continues to believe that 7.50% is a conservatively reasonable long-term rate of return on Plan assets. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Bank's pension plan weighted average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

                                                  Percentage of
                                                Plan Assets as of
                                                   December 31,
      Asset Category                             2006        2005
      --------------                             -----------------
      Cash and receivables                          2%          2%
      Corporate debt and equity securities         13%         15%
      Pooled funds/Mutual funds                    66%         63%
      Government securities                        19%         20%
                                                  ---         ---
      Total                                       100%        100%
                                                  ===         ===

The purpose of the pension investment program is to provide the means to pay retirement benefits to participants and their beneficiaries in the amounts and at the times called for by the Plan. Plan benefits were frozen effective May 1, 2005. No annual contributions were required or made to the Plan in 2006, and none are expected to be made in 2007.

Plan assets are diversified and invested in accordance with guidelines established by the Bank's Compensation and Trust Committees. The portfolio is managed according to a standard Growth and Income Investment Objective model. The target asset allocation is 60% equity and 40% fixed income exposure.
Rebalancing takes place when the investment mix varies more than 5% of its Investment Objective model. Equity plan assets are further diversified in investment styles ranging from large cap, mid cap, small cap and international through the investment in eight equity mutual funds. Individual corporate, government agency and municipal bonds/notes, as well as certificates of deposits, provide fixed income for the plan and are diversified by type, credit quality and duration. The fifteen to twenty fixed income investments are laddered by maturity in order to mitigate interest rate sensitivity and income fluctuations over time.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                2007                         $  186,000
                2008                            191,000
                2009                            188,000
                2010                            200,000
                2011                            238,000
                2012-2016                     1,222,000

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the years ended December 31, 2006 and 2005, the Bank made matching contributions equal to 50% of participant contributions up to the first 6% of pre-tax compensation of a contributing participant. The Bank also made a contribution of 3% of pre-tax compensation for all eligible participants regardless of whether the participant made voluntary contributions to the 401(k) plan. For the year ended December 31, 2004, the Bank made matching contributions equal to 50% of participant contributions up to the first 4% of pre-tax compensation of a contributing participant. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $202,563, $178,279 and $57,432 for 2006, 2005 and 2004, respectively.

OTHER BENEFIT PLANS: Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 2006 and 2005, accrued supplemental retirement benefits of $5,000 and $10,000, respectively, are recognized in the Company's balance sheet related to this plan. Payments to this retiree will be $5,000 per year through 2007.

Beginning in 1996, the Company offered directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The market value of the related trust assets and corresponding liability of $198,960 and $313,579 at December 31, 2006, and 2005, respectively are included in the Company's balance sheet. During 2005, the plan was amended to cease the deferral of any future fees.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately, and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2006, 2005 and 2004, $54,620, $132,938 and $164,998, respectively, were charged to operations under this plan. The related liability, of $347,115 and $387,688 at December 31, 2006 and 2005, respectively, is included in accrued expenses and other liabilities. At December 31, 2006 and 2005, unvested benefits earned under this plan were approximately $107,000 and $167,000, respectively.

In 2005, the Bank established an Employee Stock Ownership Plan ("ESOP"), for the benefit of its eligible employees. The ESOP invests in the stock of the Company providing participants with the opportunity to participate in any increases in the value of Company stock. Under the ESOP, eligible employees, which represent substantially all full-time employees, are awarded shares of the Company's stock which are allocated among participants in the ESOP in proportion to their compensation. The Board determines the total amount of compensation to be awarded under the plan. That amount of compensation divided by the fair value of the Company's shares at the date the shares are transferred to the plan determines the number of shares contributed to the plan. Dividends are allocated to participant accounts in proportion to their respective shares. For the years ended December 31, 2006 and 2005, $0 and $67,592 was charged to operations under the ESOP. During 2006, the Company contributed 2,414 shares to the ESOP which are held by the ESOP at December 31, 2006. The Company did not contribute any shares to the ESOP during 2005. Under the terms of the ESOP, the Company is required to repurchase shares from participants upon death or termination. The fair value of shares subject to repurchase at December 31, 2006 is approximately $50,000.

Effective January 1, 2006, the Bank entered into supplemental retirement agreements with three of the Bank's Senior Officers. At December 31, 2006, accrued supplemental retirement benefits of $104,000 are recognized in the Company's balance sheet related to these plans. Upon retirement, the plans provide for payments to these individuals ranging from 10% to 25% of the three year average of the executive's compensation prior to retirement for the life expectancy of the executive at the retirement date.

The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain current and former directors and officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans. These policies have aggregate cash surrender values of approximately $9,636,000 and $9,264,000 at December 31, 2006 and 2005,
respectively. In addition, these assets are unsecured and are maintained with six insurance carriers.

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

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

In November 2006, 2005 and 2004, the Board of Directors declared 5% stock dividends payable on December 29, 2006, December 30, 2005, and December 31, 2004, respectively. Payment of these dividends resulted in the issuance of 112,755, 106,787 and 101,242 additional common shares in December 2006, 2005 and 2004, respectively. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to additional paid-in capital. Fractional shares were payable in cash on an equivalent share basis of $23.00 for the 2006 stock dividend, $27.80 for the 2005 stock dividend and $27.00 for the 2004 stock dividend. Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

The following is information about the computation of net income per share for the years ended December 31, 2006, 2005 and 2004. Shares outstanding include all shares contributed to the ESOP as all such shares have been allocated to the participants. The 2005 and 2004 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                              For the Year Ended December 31, 2006
                                             ---------------------------------------
                                                 Net                      Per Share
                                               Income        Shares        Amount
                                             -----------   -----------   -----------
Basic Net Income Per Share
   Income available to common stockholders   $ 1,408,903     2,249,301   $       .63
                                                                         ===========
Effect of Dilutive Securities
   Options Outstanding                                --        10,169
                                             -----------   -----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                  $ 1,408,903     2,259,470   $       .62
                                             ===========   ===========   ===========


                                              For the Year Ended December 31, 2005
                                             ---------------------------------------
                                                 Net                      Per Share
                                               Income        Shares        Amount
                                             -----------   -----------   -----------
Basic Net Income Per Share
   Income available to common stockholders   $ 4,035,891     2,237,593   $      1.80
                                                                         ===========
Effect of Dilutive Securities
   Options Outstanding                                --        23,618
                                             -----------   -----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                  $ 4,035,891     2,261,211   $      1.78
                                             ===========   ===========   ===========


                                              For the Year Ended December 31, 2004
                                             ---------------------------------------
                                                 Net                      Per Share
                                               Income        Shares        Amount
                                             -----------   -----------   -----------
Basic Net Income Per Share
   Income available to common stockholders   $ 3,916,235     2,223,033   $      1.76
                                                                         ===========
Effect of Dilutive Securities
   Options Outstanding                                --        31,388
                                             -----------   -----------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                  $ 3,916,235     2,254,421   $      1.74
                                             ===========   ===========   ===========

NOTE M - STOCK OPTION PLANS

At December 31, 2006, the Company had one fixed option plan, which is described below. Effective January 1, 2006, the Company adopted SFAS No. 123(R) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for the stock options grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company's financial statements.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 3,544 shares of the Company's common stock. Automatic annual grants of an additional 601 shares for each director were given for each of the four following years.

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

Activity in the option plan for officers and outside directors for 2006, 2005 and 2004 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                               2006                          2005                            2004
                                 ------------------------------   ------------------------------   ------------------------------
                                                  Weighted                         Weighted                         Weighted
                                 Number of     Average Exercise   Number of     Average Exercise   Number of     Average Exercise
                                   Shares      Price Per Share      Shares      Price Per Share     Shares       Price Per Share
                                 ------------------------------   ------------------------------   ------------------------------
Options outstanding at the
   beginning of the year          30,406             10.23          40,528              9.49         77,795              8.55
       Granted                        --                --              --                --             --                --
       Exercised                  13,505             10.23          10,122              7.28         37,267              7.53
       Cancelled                      --                --              --                --             --                --
                                 ------------------------------   ------------------------------   ------------------------------
Options outstanding and
   exercisable at end of year     16,901             10.22          30,406             10.23         40,528              9.49
                                 ==============================   ==============================   ==============================

At December 31, 2006, exercise prices ranged from $8.08 to $12.52 with an average remaining contractual life of 1.2 years and a weighted average exercise price of $10.22.

Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 16,901.

The intrinsic value of options outstanding and exercisable at December 31, 2006, 2005 and 2004 is $180,120 and $517,611 and $831,154, respectively. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $143,805, $202,090 and $837,261, respectively.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2006, the Bank had retained earnings of approximately $25,161,000, of which approximately $6,011,000 was available for distribution to the Company as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. At December 31, 2006, the amount available for transfer from the Bank to the Company in the form of loans is limited to 10% of the Bank's capital stock and surplus.

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

Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2006 and 2005 related to these items are summarized below:

                                                   2006               2005
                                             ---------------    ---------------
                                             Contract Amount    Contract Amount
                                             ---------------    ---------------
Loan commitments:
   Approved loan commitments                    $12,285,000        $10,021,000
   Unadvanced portion of construction loans       8,701,000         13,141,000
   Unadvanced portion of:
      Commercial lines of credit                 24,158,000         20,524,000
      Home equity lines of credit                31,535,000         25,472,000
      Overdraft protection                          712,000            627,000
      Credit Cards                                2,612,000          2,511,000
      Standby letters of credit                   2,211,000          2,620,000
                                                -----------        -----------
                                                $82,214,000        $74,916,000
                                                ===========        ===========

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on the above are primarily variable. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2006 and 2005.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings which arose during the course of business and are pending against the Company. Management believes the ultimate resolution of these actions and the liability, if any, resulting from such actions will not materially affect the financial condition or results of operations of the Company.

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2006 and 2005, the Bank paid approximately $73,000 and $119,000, respectively, for rent and legal fees, to companies, the principals of which are Directors of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2006 the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                  Minimum Required     To Be Well Capitalized
                                                                     For Capital       Under Prompt Corrective
                                                Actual            Adequacy Purposes         Action Purposes
                                         --------------------    --------------------  ------------------------
                                           Amount      Ratio       Amount      Ratio       Amount        Ratio
                                         -----------   ------    -----------   ------  -------------   --------
As of December 31, 2006:

The Company
-----------
Total Capital to Risk Weighted Assets    $40,824,000    13.25%   $24,556,000        8%       N/A           N/A
Tier I Capital to Risk Weighted Assets    38,719,000    12.57     12,278,000        4        N/A           N/A
Tier I Capital to Average Assets          38,719,000     7.55     20,500,000        4        N/A           N/A

The Bank
--------
Total Capital to Risk Weighted Assets    $37,599,000    12.24%   $24,494,000        8%   $30,618,000       10%
Tier I Capital to Risk Weighted Assets    35,493,000    11.55     12,250,000        4     18,374,000        6
Tier I Capital to Average Assets          35,493,000     6.94     20,457,000        4     25,571,000        5

As of December 31, 2005:

The Company
-----------
Total Capital to Risk Weighted Assets    $37,252,000    14.12%   $21,106,000        8%       N/A           N/A
Tier I Capital to Risk Weighted Assets    35,493,000    13.45     10,556,000        4        N/A           N/A
Tier I Capital to Average Assets          35,493,000     7.80     18,202,000        4        N/A           N/A

The Bank
--------
Total Capital to Risk Weighted Assets    $34,182,000    13.00%   $21,035,000        8%   $26,294,000       10%
Tier I Capital to Risk Weighted Assets    32,423,000    12.33     10,518,000        4     15,778,000        6
Tier I Capital to Average Assets          32,423,000     7.14     18,164,000        4     22,705,000        5

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2006 or 2005. The estimated fair value amounts for 2006 and 2005 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

The recorded book balances and estimated fair values of the Company's financial instruments at December 31, 2006 and 2005 are as follows:

                                                  2006                          2005
                                       ---------------------------   ---------------------------
                                           Book        Estimated         Book        Estimated
                                          Value        Fair Value       Value        Fair Value
                                       ------------   ------------   ------------   ------------
Financial Assets:
Cash and due from banks                $ 29,197,637   $ 29,197,637   $ 18,711,537   $ 18,711,537
Available for sale securities           147,780,275    147,780,275    182,900,358    182,900,358
Held to maturity securities                  40,516         39,974         49,035         47,933
Federal Home Loan Bank stock              4,443,400      4,443,400      4,201,200      4,201,200
Federal Reserve Bank stock                  225,850        225,850        225,850        225,850
Other restricted stock                       80,000         80,000         50,000         50,000
Loans held for sale                       1,042,183      1,044,269             --             --
Loans, net                              293,900,025    287,636,158    240,681,739    235,006,485
Accrued interest receivable               2,598,726      2,598,726      2,349,092      2,349,092

Financial Liabilities:
Savings deposits                         45,304,667     45,304,667     48,502,205     48,502,205
Money market and demand deposits        139,581,685    139,581,684    146,149,498    146,149,498
Time certificates of deposit            148,542,522    148,804,248     83,218,658     83,382,968
Federal Home Loan Bank advances          67,000,000     66,045,391     73,616,000     72,488,403
Repurchase agreements with
  financial institutions                 47,200,000     46,447,584     66,700,000     65,393,412
Repurchase agreements with customers     12,206,023     12,206,023      9,974,172      9,974,174
Subordinated debt                        10,104,000     10,104,000      7,011,000      7,011,000

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2006 and 2005.

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

NOTE S - OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive loss is comprised of the following at December 31, 2006 and 2005:

                                                            2006         2005
                                                         ----------   ----------
Unrealized losses on available for sale securities,
   net of taxes                                          $2,055,909   $2,790,159
Unfunded pension liability, net of taxes                    760,704           --
                                                         ----------   ----------
                                                         $2,816,613   $2,790,159
                                                         ==========   ==========

Other comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                                                         2006
                                                                       -----------------------------------------
                                                                       Before-Tax                    Net-of-Tax
                                                                         Amount          Taxes         Amount
                                                                       -----------    -----------    -----------
Unrealized holding gains arising during the period                     $   445,798    $  (151,571)   $   294,227
Add: reclassification adjustment for losses recognized in net income       666,702       (226,679)       440,023
                                                                       -----------    -----------    -----------
Unrealized holding gain on available for sale securities,
   net of taxes                                                          1,112,500       (378,250)       734,250
                                                                       -----------    -----------    -----------
Unfunded pension liability                                              (1,152,582)       391,878       (760,704)
                                                                       -----------    -----------    -----------
Total other comprehensive loss, net of taxes                           $   (40,082)   $    13,628    $   (26,454)
                                                                       ===========    ===========    ===========


                                                                                         2005
                                                                       -----------------------------------------
                                                                       Before-Tax                    Net-of-Tax
                                                                         Amount          Taxes         Amount
                                                                       -----------    -----------    -----------
Unrealized holding losses on available for sale securities
   arising during the period                                           $(2,296,237)   $   780,721    $(1,515,516)
Less: reclassification adjustment for gains recognized in net income       (78,949)        26,842        (52,107)
                                                                       -----------    -----------    -----------
Total other comprehensive loss, net of taxes                           $(2,375,186)   $   807,563    $(1,567,623)
                                                                       ===========    ===========    ===========

                                                                                         2004
                                                                       -----------------------------------------
                                                                       Before-Tax                    Net-of-Tax
                                                                         Amount          Taxes         Amount
                                                                       -----------    -----------    -----------
Unrealized holding losses on available for sale securities
    arising during the period                                          $(1,650,622)   $   561,212    $(1,089,410)
Less: reclassification adjustment for gains recognized in net income       (34,450)        11,713        (22,737)
                                                                       -----------    -----------    -----------
Total other comprehensive loss, net of taxes                           $(1,685,072)   $   572,925    $(1,112,147)
                                                                       ===========    ===========    ===========

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION

FIRST LITCHFIELD FINANCIAL CORPORATION
Condensed Balance Sheets                                     December 31,
                                                       -------------------------
                                                           2006          2005
                                                       -----------   -----------
Assets
Cash and due from banks                                $ 3,167,243   $ 2,973,162
Investment in The First National Bank of Litchfield     32,687,814    29,700,579
Investment in First Litchfield Statutory Trusts I,II       304,000       211,000
Other assets                                               503,388       423,647
                                                       -----------   -----------
Total Assets                                           $36,662,445   $33,308,388
                                                       ===========   ===========

Liabilities and Shareholders' Equity
Liabilities:
Subordinated debt                                      $10,104,000   $ 7,011,000
Other liabilities                                          352,251       327,651
                                                       -----------   -----------
Total Liabilities                                       10,456,251     7,338,651
                                                       -----------   -----------

Shareholders' equity                                    26,206,194    25,969,737
                                                       -----------   -----------
Total Liabilities and Shareholders' Equity             $36,662,445   $33,308,388
                                                       ===========   ===========

Condensed Statements of Income                                          Years Ended December 31,
                                                                -----------------------------------------
                                                                    2006           2005           2004
                                                                    ----           ----           ----
Dividends from subsidiary                                       $ 1,900,000    $ 1,600,000    $   955,000
Other expenses, net                                                 764,705        516,979        392,822
                                                                -----------    -----------    -----------
Income before taxes and equity in earnings of subsidiary          1,135,295      1,083,021        562,178
Income tax benefit                                                  259,919        175,772        133,366
                                                                -----------    -----------    -----------
Income before equity in undistributed earnings of subsidiary      1,395,214      1,258,793        695,544
Equity in undistributed earnings of subsidiary                       13,689      2,777,098      3,220,691
                                                                -----------    -----------    -----------

Net income                                                      $ 1,408,903    $ 4,035,891    $ 3,916,235
                                                                ===========    ===========    ===========


Condensed Statements of Cash Flows
                                                                        Years Ended December 31,
                                                                -----------------------------------------
                                                                    2006           2005           2004
                                                                    ----           ----           ----
Cash flows from operating activities:
Net Income                                                      $ 1,408,903    $ 4,035,891    $ 3,916,235
Adjustments to reconcile net income
    to cash provided by operating activities:
   Equity in undistributed earnings of subsidiary                   (13,689)    (2,777,098)    (3,220,691)
   Other, net                                                        (9,766)       127,013         31,129
                                                                -----------    -----------    -----------
Cash provided by operating activities                             1,385,448      1,385,806        726,673
                                                                -----------    -----------    -----------

Cash flows from investing activities:

  Investment in First Litchfield Statutory Trust II                 (93,000)            --             --
  Investment in The First National Bank of Litchfield            (3,000,000)            --             --
                                                                -----------    -----------    -----------
Cash used in investing activities                                (3,093,000)            --             --
                                                                -----------    -----------    -----------

Parent Company only, Cash Flows, cont.

Cash flows from financing activities:
   Stock options exercised                                          138,197         73,747        280,782
   Distribution in cash for fractional shares of common stock        (5,266)        (5,952)        (6,392)
   Proceeds from issuance of subordinated debt                    3,093,000             --             --
   Contribution of treasury shares to ESOP                           67,592             --             --
   Purchase of treasury shares                                     (109,000)            --             --
   Dividends paid on common stock                                (1,282,890)    (1,136,010)      (920,061)
                                                                -----------    -----------    -----------

   Cash provided by (used in) financing activities                1,901,633     (1,068,215)      (645,671)
                                                                -----------    -----------    -----------
   Net increase in cash and due from banks                          194,081        317,591         81,002
Cash and due from banks at the beginning of the year              2,973,162      2,655,571      2,574,569
                                                                -----------    -----------    -----------

Cash and due from banks at the end of the year                    3,167,243      2,973,162      2,655,571
                                                                ===========    ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company or the Bank during the 24 month period prior to December 31, 2006, or subsequently.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors and Executive Officers of the Registrant required by this Item pursuant to Item 401 of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections "Election of Directors" and "Executive Officers," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is omitted from this report on Form 10-K and is contained in the Bank's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Section 16(a) Beneficial Ownership Reporting Compliance" and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(c)(3) of Regulation S-K regarding material changes, if any, to procedures by which shareholders may recommend nominees to the Board, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Proposals of Shareholders", and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(d)(4) and Item 407(d)(5) of Regulation S-K regarding the audit committee and audit committee financial expert(s), respectively, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within

120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Corporate Governance," and the information included therein is incorporated by reference.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to the Company's Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. Such Code of Ethics may be obtained by any person, without charge, upon request, by writing to: Carroll A. Pereira, Treasurer, First Litchfield Financial Corporation, 13 North Street, Litchfield, CT 06759.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item pursuant to Item 402 of Regulation S-K regarding Directors and Executive Compensation, including the Compensation Discussion & Analysis, is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections "Board Compensation" and "Executive Compensation," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(e)(4) of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Compensation Committee Interlocks and Insider Participation," and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(e)(5) is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Compensation Committee Report," and the information included therein is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item pursuant to Item 403 of Regulation S-K regarding Security Ownership of Certain Beneficial Owners and Management is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners", and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Equity Compensation Plan Information," and the information included therein is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item pursuant to Item 404 of Regulation S-K regarding Certain Relationships and Related Transactions is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Transactions with Related Persons, Promoters and Certain Control Persons" and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of directors is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Corporate Governance," and the information included therein is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item regarding Principal Accounting Fees and Services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Ratification of the Appointment of Independent Auditors," and the information included therein is incorporated by reference.

Information required by this Item regarding pre-approval policies for audit and non-audit services is omitted from this report on Form 10-K and is contained in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section "Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors," and the information included therein is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.    Exhibits

EXHIBIT INDEX

Exhibit
   No.         Exhibit
--------       -------

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

10.4 Change in Control Agreement between Carroll A. Pereira and Company. Exhibit is incorporated by reference to Exhibit 10.6 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.5 Supplemental Employee Retirement Agreement between the Company and Walter Hunt. Exhibit is incorporated by reference to Exhibit
               10.9 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.6 Deferred Directors' Fee Plan. Exhibit is incorporated by reference to Exhibit 10.10 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

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

10.12 Split Dollar Agreement with Salisbury Bank as Trustee dated November 21, 2000. Exhibit is incorporated by reference to
               Exhibit 10.13 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.13 The Rabbi Trust Agreement with Salisbury Bank as Trustee dated November 21, 2000. Exhibit is incorporated by reference to
               Exhibit 10.14 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.14 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Jerome J. Whalen and the Bank dated December 28, 2000. Exhibit is incorporated by reference to
               Exhibit 10.15 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.15          The  First  National  Bank  of  Litchfield   Executive  Incentive
               Retirement Agreement between Carroll A. Pereira and the Bank dated November 30, 2000. Exhibit is incorporated by reference to
               Exhibit 10.16 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.16          The  First  National  Bank  of  Litchfield   Executive  Incentive
               Retirement Agreement between Philip G. Samponaro and the Bank dated December 19, 2000. Exhibit is incorporated by reference to
               Exhibit 10.17 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.17 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Revere H. Ferris and the Bank dated November 30, 2000. Exhibit is incorporated by reference to
               Exhibit 10.18 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.18          The  First  National  Bank  of  Litchfield   Executive  Incentive
               Retirement Agreement between John S. Newton and the Bank dated December 21, 2000. Exhibit is incorporated by reference to
               Exhibit 10.19 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.19          The  First  National  Bank  of  Litchfield   Director   Incentive
               Retirement Agreement between Charles E. Orr and the Bank dated November 29, 2000. Exhibit is incorporated by reference to
               Exhibit 10.20 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.20          The  First  National  Bank  of  Litchfield   Director   Incentive
               Retirement Agreement between Patricia D. Werner and the Bank dated November 30, 2000. Exhibit is incorporated by reference to
               Exhibit 10.21 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.21 The First National Bank of Litchfield Director Incentive Retirement Agreement between Clayton L. Blick and the Bank dated December 4, 2000. Exhibit is incorporated by reference to Exhibit
               10.22 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.22 The First National Bank of Litchfield Director Incentive Retirement Agreement between George M. Madsen and the Bank dated December 7, 2000. Exhibit is incorporated by reference to Exhibit
               10.23 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.23          The  First  National  Bank  of  Litchfield   Director   Incentive
               Retirement Agreement between William J. Sweetman and the Bank dated December 20, 2000. Exhibit is incorporated by reference to
               Exhibit 10.24 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.24 The First National Bank of Litchfield Director Incentive Retirement Agreement between H. Ray Underwood and the Bank dated December 20, 2000. Exhibit is incorporated by reference to
               Exhibit 10.25 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.25 The First National Bank of Litchfield Director Incentive Retirement Agreement between Bernice D. Fuessenich and the Bank dated December 21, 2000. Exhibit is incorporated by reference to
               Exhibit 10.26 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.26 The First National Bank of Litchfield Director Incentive Retirement Agreement between Thomas A. Kendall and the Bank dated December 26, 2000. Exhibit is incorporated by reference to
               Exhibit 10.27 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.27 The First National Bank of Litchfield Director Incentive Retirement Agreement between Ernest W. Clock and the Bank dated December 26, 2000. Exhibit is incorporated by reference to
               Exhibit 10.28 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.28 The First National Bank of Litchfield Director Incentive Retirement Agreement between Perley H. Grimes and the Bank dated December 27, 2000. Exhibit is incorporated by reference to
               Exhibit 10.29 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.29          The  First  National  Bank  of  Litchfield   Director   Incentive
               Retirement Agreement between John H. Field and the Bank dated December 4, 2000. Exhibit is incorporated by reference to Exhibit
               10.30 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.30 Early Retirement Agreement between Jerome J. Whalen and The First National Bank of Litchfield dated April 2, 2002. Exhibit is incorporated by reference to Exhibit 10.31 set forth in the Company's 10-QSB for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on May 14, 2002.

10.31 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank. Exhibit is incorporated by reference to
               Exhibit 10.32 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.32 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank. Exhibit is incorporated by reference to Exhibit 10.33 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.33 Form of Employee Change in Control Agreement. Exhibit is incorporated by reference to Exhibit 10.37 set forth in the Company's 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002.

10.33.1        The  First  National  Bank  of  Litchfield   Director   Incentive
               Retirement Agreement between Alan B. Magary and the Bank dated December 19, 2002. Exhibit is incorporated by reference to
               Exhibit 10.38 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.34          The  First  National  Bank  of  Litchfield   Director   Incentive
               Retirement Agreement between Gregory S. Oneglia and the Bank dated December 19, 2002. Exhibit is incorporated by reference to
               Exhibit 10.39 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.35 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joseph J. Greco and the Bank dated December 19, 2002. Exhibit is incorporated by reference to
               Exhibit 10.40 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.33 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank. Exhibit is incorporated by reference to Exhibit 10.42 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.34 Form of Employee Change in Control Agreement. Exhibit is incorporated by reference to Exhibit 10.46 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.35 Split dollar life agreement between Joelene E. Smith and the Company. Exhibit is incorporated by reference to Exhibit 10.47 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.36 Split dollar life agreement between Laura R. Szablak and the Company. Exhibit is incorporated by reference to Exhibit 10.48 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.37 Split dollar life agreement between Patricia A. Carlson and the Company. Exhibit is incorporated by reference to Exhibit 10.49 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.38 Split dollar life agreement between Kathleen McGarry and the Company. Exhibit is incorporated by reference to Exhibit 10.50 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.39 Split dollar life agreement between Cynthia Showalter and the Company. Exhibit is incorporated by reference to Exhibit 10.51 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.40 Amended and Restated Declaration of Trust of First Litchfield Statutory Trust I. Exhibit is incorporated by reference to
               Exhibit 10.52 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.41 Indenture for the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033. Exhibit is incorporated by reference to Exhibit 10.53 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.54 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joelene E. Smith and the Bank dated December 22, 2003. Exhibit is incorporated by reference to
               Exhibit  10.54 set  forth in the

               Company's 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

10.43 Early Retirement Agreement between Philip G. Samponaro and The First National Bank of Litchfield dated January 26, 2004. Exhibit is incorporated by reference to Exhibit 10.55 set forth in the Company's 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

10.44          The  First  National  Bank  of  Litchfield   Director   Incentive
               Retirement Agreement between Kathleen A. Kelley and the Bank dated September 1, 2004. Exhibit is incorporated by reference to
               Exhibit 10.56 set forth in the Company's 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on November 14, 2004.

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

10.59          The  First  National  Bank  of  Litchfield   Executive  Incentive
               Retirement Agreement between Robert E. Teittinen and the Bank dated November 21, 2005. Exhibit is incorporated by reference to
               Exhibit 10.59 set forth in the Company's 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 30, 2006.

10.60 The First National Bank of Litchfield Supplemental Executive Retirement Agreement between Joseph J. Greco and the Bank dated April 27, 2006. Exhibit is incorporated by reference to Exhibit
               10.60 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.61 The First National Bank of Litchfield Supplemental Executive Retirement Agreement between Carroll A. Pereira and the Bank dated April 27, 2006. Exhibit is incorporated by reference to
               Exhibit 10.61 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.50 The First National Bank of Litchfield Supplemental Executive Retirement Agreement between Joelene E. Smith and the Bank dated April 27, 2006. Exhibit is incorporated by reference to Exhibit
               10.62 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.51 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Frederick F. Judd, III and the Bank dated April 28, 2006. Exhibit is incorporated by reference to
               Exhibit 10.63 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.52 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank dated May 26, 2006. Exhibit is incorporated by reference to Exhibit 10.64 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.53 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank dated May 26, 2006. Exhibit is incorporated by reference to Exhibit 10.65 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.54 Executive Change in Control Agreement between Joelene E. Smith and the Company and the Bank dated May 26, 2006. Exhibit is incorporated by reference to Exhibit 10.66 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.55 Executive Change in Control Agreement between Robert E. Teittinen and the Company and the Bank dated May 26, 2006. Exhibit is incorporated by reference to Exhibit 10.67 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.56 Executive Change in Control Agreement between Frederick F. Judd, III and the Company and the Bank dated May 26, 2006. Exhibit is incorporated by reference to Exhibit 10.68 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.57 Form of Employee Change in Control Agreement. Exhibit is incorporated by reference to Exhibit 10.69 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

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

Dated:  March 29, 2007              FIRST LITCHFIELD FINANCIAL CORPORATION

                                       By: /s/ Joseph J. Greco
                                         -----------------------------------
                                            Joseph J. Greco, President and
                                            Chief Executive Officer


Dated:  March 29, 2007                 By:  /s/ Carroll A. Pereira
                                            --------------------------------
                                            Carroll A. Pereira,
                                            Principal Accounting Officer
                                            and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                     Title                          Date
----                                     -----                          ----

  /s/ Joseph J. Greco                    President, Chief Executive     3/29/07
---------------------------------        Officer and Director
Joseph J. Greco


 /s/ Patrick J. Boland                   Director                       3/29/07
---------------------------------
Patrick J. Boland


/s/ John A. Brighenti                    Director                       3/29/07
---------------------------------
John A. Brighenti


/s/ Perley H. Grimes, Jr.                Director                       3/29/07
---------------------------------
Perley H. Grimes, Jr.


/s/ Kathleen A. Kelley                   Director                       3/29/07
---------------------------------
Kathleen A. Kelley


/s/ George M. Madsen                     Director                       3/29/07
---------------------------------
George M. Madsen


/s/ Alan B. Magary                       Director                       3/29/07
---------------------------------
Alan B. Magary


 /s/ Gregory S. Oneglia                  Director                       3/29/07
---------------------------------
Gregory S. Oneglia


/s/ Charles E. Orr                       Director                       3/29/07
-------------------------------
 Charles E. Orr


/s/ Richard E. Pugh                      Director                       3/29/07
---------------------------------
Richard E. Pugh


/s/ William J. Sweetman                  Director                       3/29/07
---------------------------------
William J. Sweetman


/s/ H. Ray Underwood                     Director                       3/29/07
---------------------------------
H. Ray Underwood


/s/ Patricia D. Werner                   Director                       3/29/07
---------------------------------
Patricia D. Werner