Form 10-Q
period 2007-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2007-05-14
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

                 For the Quarterly period ended: March 31, 2007

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

                                 Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,257,546 shares of Common Stock, par value $.01 per share, were outstanding at May 8, 2007.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

Page
Part I - Financial Information

Item 1 - Financial Statements

        Consolidated Balance Sheets - March 31, 2007 (unaudited) and
        December 31, 2006 . . . . . . . . . . . . . . . . . . . . . . . . . .  3

        Consolidated Statements of Income - Three months ended
        March 31, 2007 and 2006 (unaudited). . . . . . . . . . . . . . . . . . 4

        Consolidated Statements of Comprehensive Income - Three months ended
        March 31, 2007 and 2006 (unaudited) . . . . . . . . . . . . . . . . .  5

        Consolidated Statements of Cash Flows - Three months ended
        March 31, 2007 and 2006 (unaudited)  . . . . . . . . . . . . . . . . . 6

        Notes to Consolidated Financial Statements (unaudited) . . . . . . . . 7


        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . . .  13

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk.  21

        Item 4 - Controls and Procedures. . . . . . . . . . . . . . . . . . . 21


Part II - Other Information

        Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  22

        Item 1A - Risk Factors . . . . . . . . . . . . . . . . . . . . . . .  22

        Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds  22

        Item 3 - Defaults Upon Senior Securities  . . . . . . . . . . . . . . 22

        Item 4 - Submission of Matters to a Vote of Security Holders . . . .  22

        Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . 22

        Item 6 - Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24




FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                     March 31,        December 31,
                                                                                   2007             2006
                                                                              --------------    --------------
                                                                               (Unaudited)

ASSETS
    Cash and due from banks                                                   $   14,094,001    $   21,501,240
    Interest - bearing due from banks                                              7,572,155         7,696,397
                                                                              --------------    --------------
                                              CASH AND CASH EQUIVALENTS           21,666,156        29,197,637
                                                                              --------------    --------------
   Securities:
     Available for sale securities, at fair value                                140,677,705       147,780,275
     Held to maturity securities (fair value $37,478-2007 and $39,974-2006)           37,858            40,516
                                                                              --------------    --------------
                                                       TOTAL SECURITIES          140,715,563       147,820,791
                                                                              --------------    --------------

   Federal Home Loan Bank stock, at cost                                           4,542,300         4,443,400
   Federal Reserve Bank stock, at cost                                               225,850           225,850
   Other restricted stock, at cost                                                    80,000            80,000

   Loans held for sale                                                               539,000         1,042,183

   Loan and lease receivables, net of allowance for loan and lease losses of  $2,161,433 -2007, $2,106,100 -2006
                                                   NET LOANS AND LEASES          300,916,105       293,900,025

   Premises and equipment, net                                                     7,468,653         7,440,316
   Deferred income taxes                                                           1,949,248         2,173,033
   Accrued interest receivable                                                     2,656,483         2,598,726
   Cash surrender value of insurance                                               9,735,461         9,636,461
   Other assets                                                                    3,330,266         2,673,935
                                                                              --------------    --------------

                                                           TOTAL ASSETS       $  493,825,085    $  501,232,357
                                                                              ==============    ==============

LIABILITIES
   Deposits:
     Noninterest bearing                                                      $   70,122,438    $   68,501,750
     Interest bearing                                                            273,069,389       264,927,124
                                                                              --------------    --------------
                                                         TOTAL DEPOSITS          343,191,827       333,428,874
                                                                              --------------    --------------

   Federal Home Loan Bank advances                                                71,000,000        67,000,000
   Repurchase agreements with financial institutions                              28,550,000        47,200,000
   Repurchase agreements with customers                                           10,115,448        12,206,023
   Junior subordinated debt issued by unconsolidated trust                        10,104,000        10,104,000
   Capital lease obligation                                                        1,096,459         1,100,644
   Accrued expenses and other liabilities                                          2,968,621         3,936,622
                                                                              --------------    --------------

                                                      TOTAL LIABILITIES          467,026,355       474,976,163
                                                                              --------------    --------------
   Minority interest                                                                  50,000            50,000
   Commitments and contingencies                                                          --                --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding
   Common stock $.01 par value
     Authorized - 5,000,000 shares
     2007 - Issued - 2,375,978 shares, outstanding - 2,257,546 shares
     2006 - Issued - 2,372,434 shares, outstanding - 2,254,002 shares                 23,760            23,724
   Capital surplus                                                                25,883,692        25,840,623
   Retained earnings                                                               4,018,241         3,953,216
   Less: Treasury stock at cost- 118,432 shares                                     (794,756)         (794,756)
   Accumulated other comprehensive loss, net of taxes                             (2,382,207)       (2,816,613)
                                                                              --------------    --------------
                                             TOTAL SHAREHOLDERS' EQUITY           26,748,730        26,206,194
                                                                              --------------    --------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  493,825,085    $  501,232,357
                                                                              ==============    ==============

See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Three Months Ended March 31,                                                  2007           2006
                                                                          -----------    -----------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans and leases                                  $ 4,943,848    $ 3,824,615
                                                                          -----------    -----------

   Interest and dividends on securities:
      Mortgage-backed securities                                              680,984        860,993
      US Treasury and other securities                                        557,773        714,595
      State and municipal securities                                          338,394        369,210
      Corporate bonds and other securities                                    185,195        106,402
                                                                          -----------    -----------
           Total interest on securities                                     1,762,346      2,051,200
   Other interest income                                                      170,635          1,394
                                                                          -----------    -----------
                                     TOTAL INTEREST AND DIVIDEND INCOME     6,876,829      5,877,209
                                                                          -----------    -----------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                                 179,289         24,628
      Money market                                                            498,583        302,286
      Time certificates of deposit                                          1,715,731        755,580
                                                                          -----------    -----------
                                             TOTAL INTEREST ON DEPOSITS     2,393,603      1,082,494
   Interest on Federal Home Loan Bank advances                                681,699        673,836
   Interest on repurchase agreements                                          407,391        729,545
   Interest on subordinated debt                                              197,621        129,527
   Interest on capital lease obligation                                        14,565             --
                                                                          -----------    -----------
                                                 TOTAL INTEREST EXPENSE     3,694,879      2,615,402
                                                                          -----------    -----------
                                                    NET INTEREST INCOME     3,181,950      3,261,807
PROVISION FOR LOAN AND LEASE LOSSES                                           105,000        105,000
                                                                          -----------    -----------
                                              NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN
                                                       AND LEASE LOSSES     3,076,950      3,156,807
                                                                          -----------    -----------
NONINTEREST INCOME
   Banking service charges and fees                                           311,232        266,979
   Trust                                                                      329,589        259,976
   Losses on available for sale securities                                    (14,350)            --
   Other                                                                      168,101        140,540
                                                                          -----------    -----------
                                               TOTAL NONINTEREST INCOME       794,572        667,495
                                                                          -----------    -----------
NONINTEREST EXPENSE
   Salaries                                                                 1,603,815      1,229,096
   Employee benefits                                                          426,948        424,608
   Net occupancy                                                              275,058        220,675
   Equipment                                                                  168,521        119,806
   Legal fees                                                                  44,725         50,978
   Directors fees                                                              56,175         40,525
   Computer services                                                          261,158        224,846
   Supplies                                                                    42,793         39,785
   Commissions, services and fees                                              85,516        144,491
   Postage                                                                     41,946         38,255
   Advertising                                                                 64,014        104,417
   Other                                                                      386,237        458,767
                                                                          -----------    -----------
                                              TOTAL NONINTEREST EXPENSE     3,456,906      3,096,249
                                                                          -----------    -----------

                                             INCOME BEFORE INCOME TAXES       414,616        728,053
PROVISION FOR INCOME TAXES                                                     11,722        104,693
                                                                          -----------    -----------
                                                             NET INCOME   $   402,894    $   623,360
                                                                          ===========    ===========

INCOME PER SHARE
                                             BASIC NET INCOME PER SHARE   $       .18    $       .28
                                                                          ===========    ===========
                                           DILUTED NET INCOME PER SHARE   $       .18    $       .28
                                                                          ===========    ===========
   DIVIDENDS PER SHARE                                                    $       .15    $       .15
                                                                          ===========    ===========

See Notes to Consolidated Financial Statements


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended March 31,                                                           2007          2006
                                                                                   -----------   -----------

Net income                                                                         $   402,894   $   623,360
Unrealized holding gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period, net of taxes       434,406    (1,219,779)
                                                                                   -----------   -----------

Comprehensive income (loss)                                                        $   837,300   $  (596,419)
                                                                                   ===========   ===========



See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,                                               2007            2006
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $    402,894    $    623,360
Adjustments to reconcile net income to net cash used in
  operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                      50,980          51,221
       Provision for loan losses                                            105,000         105,000
       Depreciation and amortization                                        173,263         110,315
       Losses on available for sale securities                               14,350              --
       Loans originated for sale                                         (1,126,000)             --
       Proceeds from sales of loans held for sale                         1,635,732              --
       Gains on sales of loans held for sale                                 (6,549)             --
       Increase in accrued interest receivable                              (57,757)       (309,275)
       (Decrease) increase in other assets                                 (593,700)        478,938
       Increase in cash surrender value of insurance                        (99,000)       (102,500)
       Decrease (increase) in deferred loan origination costs                 6,624          (2,101)
       Decrease in accrued expenses and other liabilities                  (967,770)     (3,919,749)
                                                                       ------------    ------------

           Net cash used in operating activities                           (461,933)     (2,964,791)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
       Proceeds from maturities and principal payments                    2,709,781       3,665,102
       Purchases                                                                 --      (1,460,865)
       Proceeds from sales                                                4,985,650              --
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                        2,658           1,395
Purchase of restricted stock                                               (109,400)        (30,000)
Redemption of restricted stock                                               10,500              --
Net increase in loans and leases                                         (7,190,335)     (4,299,716)
Purchase of premises and equipment                                         (201,600)       (470,217)
                                                                       ------------    ------------

       Net cash provided by (used in) investing activities                  207,254      (2,594,301)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, money market and demand deposits     14,831,787     (17,645,359)
Net (decrease) increase in certificates of deposit                       (5,068,834)     17,316,108
Net decrease in short term Federal Home Loan Bank advances               (1,000,000)    (12,313,000)
Proceeds from Federal Home Loan Bank advances                            20,000,000       7,000,000
Repayments on Federal Home Loan Bank advances                           (15,000,000)     (3,000,000)
Net decrease in repurchase agreements with financial institutions       (18,650,000)     (4,000,000)
Net (decrease) increase in repurchase agreements with customers          (2,090,575)     10,761,196
Principal payments on capital lease obligation                               (4,185)             --
Proceeds from the exercise of stock options                                  28,706              --
Tax benefit of stock options exercised                                       14,399              --
Dividends paid on common stock                                             (338,100)       (320,456)
                                                                       ------------    ------------

       Net cash used in financing activities                             (7,276,802)     (2,201,511)
                                                                       ------------    ------------

       Net decrease in cash and cash equivalents                         (7,531,481)     (7,760,603)

CASH AND CASH EQUIVALENTS, at beginning of period                        29,197,637      18,711,537
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, at end of period                            $ 21,666,156    $ 10,950,934
                                                                       ============    ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for:
       Interest on deposits and borrowings                             $  3,773,391    $  2,739,039
                                                                       ============    ============
       Income taxes                                                    $        500    $        400
                                                                       ============    ============

Non cash investing and financing activities:
       Accrued dividends declared                                      $    337,869    $    320,456
                                                                       ============    ============
       Transfer of loans and leases to repossessed assets              $     62,631    $         --
                                                                       ============    ============

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2006.

     These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

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

     The following is information about the computation of net income per share for the three month periods ended March 31, 2007 and 2006. The 2006 information has been restated to give retroactive effect to all stock dividends.

                                                          Three Months Ended
                                                            March 31, 2007
                                                ------------------------------------
                                                   Net                    Per Share
                                                   Income      Shares       Amount
                                                ----------   ----------   ----------
    Basic Net Income Per Share
      Income available to common shareholders   $  402,894    2,255,892   $      .18
                                                                          ==========
    Effect of Dilutive Securities
      Options Outstanding                               --        4,703
    Diluted Net Income Per Share
      Income available to common shareholders
                                                ----------   ----------
      plus assumed conversions                  $  402,894    2,260,595   $      .18
                                                ==========   ==========   ==========
                                                          Three Months Ended
                                                            March 31, 2006
                                                ------------------------------------
                                                   Net                    Per Share
                                                   Income      Shares       Amount
                                                ----------   ----------   ----------
    Basic Net Income Per Share
      Income available to common shareholders   $  623,360    2,243,188   $      .28
                                                                          ==========
    Effect of Dilutive Securities
      Options Outstanding                               --       12,123
    Diluted Net Income Per Share
      Income available to common shareholders
                                                ----------   ----------
      plus assumed conversions                  $  623,360    2,255,311   $      .28
                                                ==========   ==========   ==========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                                      Three Months Ended
                                                                                        March 31, 2007
                                                                          ------------------------------------------
                                                                            Before-Tax        Tax         Net-of-Tax
                                                                              Amount         Effect         Amount
                                                                           -----------    -----------    -----------
Unrealized holding gains arising during the period                         $   643,841    $  (218,906)   $   424,935
Add: reclassification adjustment for amounts recognized in net income           14,350         (4,879)         9,471
                                                                           -----------    -----------    -----------

Unrealized holding gains on available for sale securities, net of taxes    $   658,191    $  (223,785)   $   434,406
                                                                           ===========    ===========    ===========


                                                                                      Three Months Ended
                                                                                        March 31, 2006
                                                                          ------------------------------------------
                                                                            Before-Tax        Tax         Net-of-Tax
                                                                              Amount         Effect         Amount
                                                                           -----------    -----------    -----------
Unrealized holding losses arising during the period                        $(1,848,150)   $   628,371    $(1,219,779)
Less: reclassification adjustment for amounts recognized in net income              --             --             --
                                                                           -----------    -----------    -----------

Unrealized holding losses on available for sale securities, net of taxes   $(1,848,150)   $   628,371    $(1,219,779)
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

     Components  of net  periodic  benefit cost for the three months ended March
     31:

                                         2007        2006
                                       --------    --------
     Service cost                      $     --    $     --
     Interest cost                       46,042      48,290
     Expected return on plan assets     (50,062)    (53,715)
     Amortization of unrealized loss     16,952      17,455
                                       --------    --------
     Net periodic benefit cost         $ 12,932    $ 12,030
                                       ========    ========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of March 31, 2007 are as follows:

                      due 7/16/07       $   4,500,000 @ 2.59%
                      due 8/27/07           5,000,000 @ 3.76%
                      due 7/18/08           4,500,000 @ 3.27%
                      due 8/19/09           7,000,000 @ 5.296%VAR
                      due 6/24/10           5,000,000 @ 4.15%
                      due 5/29/12           5,000,000 @ 4.32%
                      due 9/04/12           5,000,000 @ 4.38%
                      due 5/05/16          10,000,000 @ 4.53%, callable 5/7/07
                      due 3/08/17          15,000,000 @ 3.99%, callable 6/8/07
                      due 3/23/17          10,000,000 @ 4.29%, callable 3/23/09
                                        -------------
                        Total           $  71,000,000
                                        =============

     As of March 31, 2007, the Bank had borrowings under repurchase agreements with financial institutions totaling $28,550,000. This amount includes borrowings:

                      due 10/27/07      $   7,000,000  @ 3.26%
                      due  4/26/08          7,000,000  @ 4.19%
                      due  7/28/08          5,000,000  @ 3.25%
                      due  7/31/08          5,000,000  @ 3.27%
                      due  2/25/09          4,550,000  @ 3.20%
                                        -------------
                        Total           $  28,550,000
                                        =============

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

For the three months ended March 31,

                                                                   2007               2006
                                                            ----------------    -----------------
     Provision for income taxes at statutory Federal rate   $ 140,969    34%    $ 247,538     34%
     Increase (decrease) resulting from:
        Tax exempt income                                    (149,349)  (36)     (160,740)   (22)
        Nondeductible interest expense                         14,832     4        12,459      2
        Other                                                   5,270     1         5,436      0
                                                            ---------------     ----------------
     Provision for income taxes                             $  11,722     3%    $ 104,693     14%
                                                            ===============     ================

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at March 31, 2007 and December 31, 2006 are as follows:


AVAILABLE FOR SALE                                             March 31, 2007
                                        -----------------------------------------------------------
                                                          Gross           Gross
                                         Amortized      Unrealized      Unrealized          Fair
                                            Cost          Gains           Losses           Value
                                        ------------   ------------    ------------    ------------
Debt Securities:
   U.S. Treasury securities             $  4,010,384   $      4,170    $    (11,118)   $  4,003,436
    U.S. Government Agency securities     33,992,187             --        (971,789)     33,020,398
    State and Municipal Obligations       31,192,045        360,041         (59,253)     31,492,833
   Corporate and Other Bonds              11,274,960        116,290              --      11,391,250
                                        ------------   ------------    ------------    ------------
                                          80,469,576        480,501      (1,042,160)     79,907,917
                                        ------------   ------------    ------------    ------------


Mortgage-Backed Securities:
   GNMA                                      923,566          1,294          (7,969)        916,891
   FNMA                                   45,301,558         88,263      (1,492,430)     43,897,391
   FHLMC                                  14,439,828         32,457        (470,093)     14,002,192
                                        ------------   ------------    ------------    ------------
                                          60,664,952        122,014      (1,970,492)     58,816,474
                                        ------------   ------------    ------------    ------------

Marketable Equity Securities               2,000,000             --         (46,686)      1,953,314
                                        ------------   ------------    ------------    ------------

Total available for sale securities     $143,134,528   $    602,515    $ (3,059,338)   $140,677,705
                                        ============   ============    ============    ============


AVAILABLE FOR SALE                                               December 31, 2006
                                             -----------------------------------------------------------
                                                                Gross          Gross
                                              Amortized      Unrealized      Unrealized         Fair
                                                 Cost           Gains          Losses           Value
                                             ------------   ------------    ------------    ------------
     Debt Securities:
        U.S. Treasury securities             $  4,011,499   $         --    $    (19,624)   $  3,991,875
         U.S. Government Agency securities     38,991,992             --      (1,190,389)     37,801,603
         State and Municipal obligations       31,193,318        381,930         (43,720)     31,531,528
        Corporate and Other bonds              11,274,073         67,326         (14,649)     11,326,750
                                             ------------   ------------    ------------    ------------

                                               85,470,882        449,256      (1,268,382)     84,651,756
                                             ------------   ------------    ------------    ------------

     Mortgage-Backed Securities:
        GNMA                                    1,060,592             --         (18,763)      1,041,829
        FNMA                                   47,084,763         78,779      (1,790,692)     45,372,850
        FHLMC                                  15,279,052         33,758        (546,682)     14,766,128
                                             ------------   ------------    ------------    ------------
                                               63,424,407        112,537      (2,356,137)     61,180,807
                                             ------------   ------------    ------------    ------------

     Marketable Equity Securities               2,000,000             --         (52,288)      1,947,712
                                             ------------   ------------    ------------    ------------

     Total available for sale securities     $150,895,289   $    561,793    $ (3,676,807)   $147,780,275
                                             ============   ============    ============    ============

HELD TO MATURITY                                     March 31, 2007
                                   --------------------------------------------------
                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized       Fair
                                      Cost        Gains        Losses        Value
                                   ----------   ----------   ----------    ----------
     Mortgage-Backed Securities:
     GNMA                          $   37,858   $       --   $     (380)   $   37,478
                                   ==========   ==========   ==========    ==========

HELD TO MATURITY                                   December 31, 2006
                                   --------------------------------------------------
                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized       Fair
                                      Cost        Gains        Losses        Value
                                   ----------   ----------   ----------    ----------
     Mortgage-Backed Securities:
     GNMA                          $   40,516   $       --   $     (542)   $   39,974
                                   ==========   ==========   ==========    ==========


     At March 31, 2007, gross unrealized holding losses on available for sale and held to maturity securities totaled $3,059,718. Of the securities with unrealized losses, there were forty-five securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $3,015,959 at March 31, 2007. Management does not believe that any of the unrealized losses are other than temporary as they relate primarily to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, it is anticipated that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan and lease portfolio at March 31, 2007 and December 31, 2006 is as follows:

                                                    2007             2006
                                               -------------    -------------
     Real estate--residential mortgage         $ 182,706,465    $ 177,082,143
     Real estate--commercial mortgage             53,236,755       53,318,351
     Real estate--construction                    30,289,259       30,605,787
     Commercial                                   25,196,297       26,949,985
     Installment                                   7,100,721        7,167,980
     Leases                                        3,779,441               --
     Other                                           107,983          171,752
                                               -------------    -------------
                      TOTAL LOANS AND LEASES     302,416,921      295,295,998
     Net deferred loan origination costs             381,801          375,177
     Premiums on purchased loans                     278,816          334,950
     Allowance for loan and lease losses          (2,161,433)      (2,106,100)
                                               -------------    -------------
                      NET LOANS AND LEASES     $ 300,916,105    $ 293,900,025
                                               =============    =============

10. A summary of the Bank's deposits at March 31, 2007 and December 31, 2006 is as follows:

                                                       2007            2006
                                                   ---------------------------
     Noninterest bearing:
         Demand                                    $ 70,122,438   $ 68,501,750
                                                   ------------   ------------
     Interest bearing:
         Savings                                     53,700,725     45,304,667
         Money market                                75,894,976     71,079,935
         Time certificates of deposit in
           denominations of $100,000 or more         65,277,468     72,781,087
         Other time certificates of deposit          78,196,220     75,761,435
                                                   ------------   ------------
              Total Interest bearing deposits       273,069,389    264,927,124
                                                   ------------   ------------
                                 TOTAL DEPOSITS    $343,191,827   $333,428,874
                                                   ============   ============

      Included in deposits as of March 31, 2007 and December 31, 2006 are approximately $14,649,000 and $25,323,000, respectively, of brokered deposits which have varying maturities through September 2008.

11. Beginning in 2007, with First Litchfield Leasing Corporation fully operational, the Company has two operating segments for purposes of reporting business line results. These segments are Community Banking and Leasing. The Community Banking segment is defined as all the operating results of The First National Bank of Litchfield. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of First Litchfield Financial Corporation as of March 31, 2007.

                                                 Three Months Ended
                                                   March 31, 2007
                                     -------------------------------------------

                                       Community                    Consolidated
                                        Banking        Leasing          Total
                                     -------------------------------------------

Net interest income                  $  3,146,434   $     35,516    $  3,181,950
Provision for credit losses                76,654         28,346         105,000
                                     ------------   ------------    ------------

Net interest income after provision     3,069,780          7,170       3,076,950
Noninterest income                        794,572             --         794,572
Noninterest expense                     3,375,920         80,986       3,456,906
                                     ------------   ------------    ------------

Income (loss) before income taxes         488,432        (73,816)        414,616
Income tax provision (benefit)             36,819        (25,097)         11,722
                                     ------------   ------------    ------------

Net income (loss)                    $    451,613   $    (48,719)   $    402,894
                                     ============   ============    ============


Total assets as of March 31, 2007    $489,730,085   $  4,095,000    $493,825,085
                                     ============   ============    ============

12.  Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 155 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for us beginning January 1, 2008. Management is evaluating the impact of the adoption of SFAS 159 on the Company's financial position and results of operations.

     In September 2006, the FASB issued SFAS No.158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. The Company adopted the recognition provisions of this standard effective December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer's year-end reporting date. The Company's non-contributory pension plan was frozen in May of 2005. The measurement date provisions of SFAS 158 are effective for the Company for the year ending December 31, 2008. Management does not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on the Company's financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity's uncertain income tax positions. The Company adopted FIN 48 effective January 1, 2007; prior to that date, the Company recognized liabilities for uncertain tax positions when disallowance was probable and the related amount was estimable. The adoption of FIN 48 had no impact to the Company's financial statements. Management had determined that in addition to recognizing liabilities for uncertain tax positions had any existed, it would also accrue a liability for related penalties and interest.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Litchfield Financial Corporation (the "Company"), a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The Bank is the Company's primary subsidiary and only source of income. The Bank has three subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations, and First Litchfield Leasing, which is a Delaware corporation. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. The purpose of First Litchfield Leasing is to provide equipment financing and leasing products to complement the Bank's array of commercial products.

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and nonsecured lending. The Bank has nine banking locations located in the towns of Canton, Torrington, Litchfield, Washington, Marble Dale, Goshen, Roxbury and New Milford, Connecticut. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc.

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

As of March 31, 2007, the Company had total assets of $493,825,085, which was a decrease of approximately $7.4 million or 1.5% from year-end 2006 total assets of $501,232,357. The decrease in assets resulted mainly from decreases in cash and due from banks and decreases within the securities portfolio. The decrease in assets enabled the Company to decrease its level of wholesale funding.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets as of March 31, 2007 were $493,825,085, a decrease of $7,407,272 or 1.5% from year-end 2006 total assets of $501,232,357.

The decrease in assets was due to the completion of the fourth quarter 2006 de-leveraging strategy. In December, low yielding securities were sold with the purpose of reducing expensive wholesale borrowings to improve future earnings. Although the sale of the securities was completed in December, the completion of the strategy did not occur until 2007 when the wholesale borrowings were paid off.

Consistent with management's intent to improve the yield on earning assets by shifting the mix of earning assets from the securities portfolio into the loan and lease portfolio, net loans and leases increased $7,016,080 over the year-end 2006 amount. Net loans and leases as of March 31, 2007 were $300,916,105, as compared to the year-end 2006 level of $293,900,025. First quarter 2007 growth was in residential mortgage loans and in leases. The residential mortgage loan portfolio totaled $182,706,465, which was an increase of $5,624,322 from year-end 2006. Growth in these mortgage products was primarily in fixed rate loans. Commercial mortgage loans totaled $53,236,755 remaining within 1% of their year-end balance and were 17.6% of total loans. During the first three months of 2007, the Bank added a new product, leases, to the loan portfolio. First Litchfield Leasing Corporation, is a newly operational subsidiary of the Bank, offers equipment financing opportunities through middle market equipment leasing, in amounts ranging from $150,000 to $1,500,000. Management believes the addition of the leasing products complements the Bank's commercial lending product line. Leases, net of unearned income, were $3,779,441 at March 31, 2007.

As of March 31, 2007, the securities portfolio totaled $140,715,563, which is a 4.8% decrease from the year-end 2006 balance. The decrease in the portfolio resulted primarily from principal payments received on mortgage-backed securities during the first quarter. In an effort to reposition the Company's balance sheet in order to maximize earning asset yield, management has utilized the cash flows from these payments to fund loan growth.

Cash and cash equivalents totaled $21,666,156, which is a decrease of $7,531,481 or 25.8% from year-end 2006. This decrease was due to funds temporarily invested in interest bearing correspondent bank balances at year-end as a result of the balance sheet restructuring in December. During the first quarter of 2007, these funds were used to reduce wholesale borrowings. As of March 31, 2007 and December 31, 2006, there were no investments in Federal Funds Sold.

Total liabilities were $467,026,355 as of March 31, 2007, which was a decrease of $7,949,808 from total liabilities of $474,976,163 as of year-end 2006. Total deposits increased by $9,762,953, or 2.9% from their year-end levels. All categories of retail deposits increased over their respective year-end levels. Most notably, increases were experienced in savings deposits, which increased $8,396,058, or 18.5%, due to higher municipal NOW and IOLTA deposits. Money market deposits increased by $4,815,041, or 6.8%, due to growth in the relationship money market deposit product. Much of the increase in retail deposits is attributed to the Bank's expansion due to its new branches opened during 2006. Because of the retail deposit growth, Management was able to reduce the amount of brokered certificates of deposit with financial institutions from the December 31, 2006 level of $22,500,000 to $12,000,000 as of March 31, 2007.

As of March 31, 2007, repurchase agreements with customers totaled $10,115,448, which was a decrease of $2,090,575 from the year-end 2006 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. During the first quarter of 2007, advances under Federal Home Loan Bank borrowings increased by $4,000,000 while repurchase agreements with financial institutions decreased by $18,650,000. The Company's fourth quarter 2006 de-leveraging strategy as well as the deposit growth enabled it to reduce the net wholesale borrowing level by $14,650,000. Management considers interest rate levels, the yield curve and the Company's current and future liquidity needs in determining the funding structures utilized by the Bank.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2007 totaled $402,894. These earnings are $220,466 or 35.4% below earnings for the first quarter of 2006, which totaled $623,360. Basic and diluted income per share for the first quarter of 2007 were both $.18, compared to basic and diluted income per share of $.28 for the first quarter of 2006. Decline in net income is due primarily to the increase in non-interest expenses related to the Company's 2006 branch expansion as well as to the a decrease in net interest income caused by the compression of our interest rate spread and increase in funding costs. For the first quarter of 2007, the return on average equity for the Company totaled 5.90% compared to 9.61% earned for the first quarter of 2006.

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

Net interest income is comprised of the following for the three months ended March 31,

                                     2007           2006
                                 -----------    -----------

Interest and dividend income     $ 6,876,829    $ 5,877,209
Tax-equivalent adjustments (1)       152,815        171,865
Interest expense                  (3,694,879)    (2,615,402)
                                 -----------    -----------
Net interest income              $ 3,334,765    $ 3,433,672
                                 ===========    ===========

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the three months ended March 31, 2007 and 2006. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                             Three months ended March 31, 2007            Three months ended March 31, 2006
                                       -------------------------------------------    -------------------------------------------
                                                           Interest                                      Interest
                                          Average           Earned/       Yield/         Average          Earned/        Yield/
                                          Balance            Paid          Rate          Balance           Paid           Rate
                                       -------------    -------------   ----------    -------------    -------------   ----------
Assets
Interest Earning Assets:
Loans and leases                       $ 298,993,000    $   4,944,583         6.61%   $ 243,702,000    $   3,824,959         6.28%
Investment Securities                    154,106,000        1,914,426         4.97%     190,676,000        2,222,721         4.66%
Other interest earning assets             12,538,000          170,635         5.44%         450,000            1,394         1.24%
                                       -------------    -------------                 -------------    -------------

Total interest earning assets            465,637,000        7,029,644         6.04%     434,828,000        6,049,074         5.56%
                                                        -------------   ----------                     -------------   ----------

Allowance for loan and
  lease losses                            (2,131,000)                                    (1,800,000)
Cash and due from banks                   17,922,000                                     14,283,000
Premises and equipment                     7,282,000                                      4,489,000
Net unrealized loss on
  securities                              (2,883,000)                                    (4,506,000)
Other assets                              17,258,000                                     16,055,000
                                       -------------                                  -------------

Total Average Assets                   $ 503,085,000                                  $ 463,349,000
                                       =============                                  =============



Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $  54,681,000          179,289         1.31%   $  47,083,000           24,628          .21%
Money Market deposits                     73,166,000          498,583         2.73%      75,026,000          302,286         1.61%
Time deposits                            149,319,000        1,715,731         4.60%      91,730,000          755,580         3.29%
Borrowed funds                           127,166,000        1,301,276         4.09%     160,700,000        1,532,908         3.82%
                                       -------------    -------------                 -------------    -------------

Total interest bearing liabilities       404,332,000        3,694,879         3.66%     374,539,000        2,615,402         2.79%
                                                        -------------   ----------                     -------------   ----------

Demand deposits                           67,355,000                                     60,620,000
Other liabilities                          4,063,000                                      2,231,000
Shareholders' Equity                      27,335,000                                     25,959,000
                                       -------------                                  -------------

Total liabilities and equity           $ 503,085,000                                  $ 463,349,000
                                       =============                                  =============

Net interest income                                     $   3,334,765                                  $   3,433,672
                                                        =============                                  ============
Net interest spread                                                           2.38%                                          2.77%
                                                                        ==========                                     ==========
Net interest margin                                                           2.86%                                          3.16%
                                                                        ==========                                     ==========

RATE/VOLUME ANALYSIS
The following table, which is presented on a tax-equivalent basis, reflects the changes for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                                    3/31/07 Compared to 3/31/06
                                                    Increase (Decrease) Due to

                                               Volume           Rate          Total
                                             -----------    -----------    -----------
Interest earned on:
Loans and leases                             $   905,465    $   214,159    $ 1,119,624
Investment securities                           (447,157)       138,862       (308,295)
Other interest income                            150,259         18,982        169,241
                                             -----------    -----------    -----------
Total interest earning assets                    608,567        372,003        980,570
                                             -----------    -----------    -----------

Interest paid on:
Deposits                                         387,454        923,655      1,311,109
Borrowed money                                  (337,134)       105,502       (231,632)
                                             -----------    -----------    -----------

Total interest bearing liabilities                50,320      1,029,157      1,079,477
                                             -----------    -----------    -----------

Increase (decrease) in net interest income   $   558,247    $  (657,154)   $   (98,907)
                                             ===========    ===========    ===========

Tax-equivalent net interest income for the first quarter of 2007 totaled $3,334,765, a decrease of $98,907 or 2.9% from the first quarter of 2006. Of the decrease in net interest income, $657,154 is due to the erosion of net interest spread, while the effect of increased volume of earning assets over interest bearing liabilities offset this decrease by $558,247.

The net interest spread decreased by 39 basis points from the first quarter of 2006. Funding costs increased by 87 basis points while the yield on earning assets increased by 48 basis points. Competition for retail deposits was the primary driver of the increased overall funding costs. The total rate paid on all interest bearing deposits for the first quarter of 2007 was 3.87%, up 185 basis points compared to the first quarter 2006 cost of 2.02%. A considerably less than comparable increase in the yield on earning assets occurred due to the flatness of the yield curve and overall competitiveness in the local lending arena. Average earning assets for the first quarter of 2007 totaled $465,637,000, $30,809,000 or 7.1% greater than average earning assets for the first quarter of 2006 which totaled $434,828,000. This increase in earning assets, specifically in loans, net of increased volume of interest bearing liabilities, contributed to an additional $558,247 in net interest income.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the first quarter of 2007 totaled $105,000, which is the same as the provision for the first quarter of 2006. The provision for loan and lease losses is determined quarterly and assessed along with the adequacy of the loan and lease loss reserve. (See discussion of the Allowance for Loan and Lease Losses.)

During the first quarter of 2007, the Company recorded net charge-offs of $49,667 compared to first quarter 2006 net recoveries of $3,750. While there was an increase in charge-offs from the prior year, such level of charge-offs is not considered by management to be indicative of any trend as the increase in charge-off activity is primarily attributable to consumer automobile loans which the Bank purchased in 2006.

Noninterest Income

Noninterest income for the first quarter of 2007 totaled $794,572, increasing $127,077, or 19% from the first quarter 2006 income of $667,495. Trust income increased $69,613, or 26.8% from the first quarter of 2006. This increase is the result of an increased volume of investments under management as well as from estate settlement fees. Income from banking service charges and fees increased by $44,253, or 16.6% from the first quarter of 2006. This increase is due primarily to higher levels of deposit overdraft and service charges and master money interchange fees. Other noninterest income totaled $168,101, which was an increase of $27,561, or 19.6% from the first quarter of 2006. This increase is mostly related to increased revenue from the Bank's retail investment products.

Noninterest Expense

First quarter 2007 noninterest expense totaled $3,456,906, increasing 11.6%, or $360,657 from the first quarter 2006 expense of $3,096,249. Much of this increase is related to the increase in salaries. Salaries and benefits expense increased by $377,059, due mostly to staffing for the branch facilities opened during 2006 as well as key management personnel added during the last year. Occupancy and equipment costs reflect increases due to the new branch facilities. Computer services expense totaled $261,158, which was an increase of $36,312, or 16.1% over first quarter 2006 expenses. Most of this increase related to the first quarter 2007 change in the Bank's core processor provider. It is anticipated that cost savings related to the conversion is expected be realized later this year. Advertising expense totaled $64,014, which was a $40,403 or 38.7% decrease from the first quarter of 2006. Costs related to the previous year's branch opening and deposit promotions are reflected in higher 2006 costs. Commissions, services and fees expense totaled $85,516 compared to 2006 costs $144,491. The decrease from the prior year relates primarily to one time costs incurred in 2006 for core processor due diligence services. Additionally, director's fees increased 38% due to increased number of directors on the Board.

Other noninterest expenses totaled $386,237 which is a decrease of $72,530 or 15.8% from the first quarter of 2006. The majority of the decrease is a result of lower 2007 costs for exam and audit fees as they relate to regulatory reporting and the Company's plans for implementing Sarbanes Oxley initiatives. Also contributing to the decrease were costs for computer software and technology consulting which are anticipated to be reduced in 2007 due to the change in the core processor.

Income Taxes

The first quarter 2007 provision for income taxes totaled $11,722, which is a decrease of $92,971 or 88.8% from the first quarter of 2006. The decrease in income tax expense in the first quarter of 2007 is due to the lower level of taxable income. Pretax income totaled $414,616 in the first quarter of 2007 which was 43% lower than that for the first quarter of 2006. Additionally, the Company's effective tax rate of 3% for the first quarter of 2007 was considerably lower than the effective tax rate of 14% for the first quarter of 2006. The decrease in the effective tax rate is due to a proportionately higher level of non-taxable income from both state and municipal investments as well as that from bank owned life insurance. The Company's adoption of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" in 2007 had no effect on the Company's provision for income taxes.

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

As of March 31, 2007, the Company had $105,478,176 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be met through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At March 31, 2007, total shareholders' equity was $26,748,730 compared to $26,206,194 at December 31, 2006. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of March 31, 2007:

                                             Minimum
                                          Regulatory
                                      Capital Levels    The Company    The Bank
                                      --------------    -----------    --------
TIER 1:
  Leverage capital ratio                          4%          7.72%       7.09%

  Risk-based capital ratio                        4%         12.48%      11.46%

  Total risk-based capital ratio                  8%         13.17%      12.15%

ALLOWANCE FOR LOAN AND LEASE LOSSES AND CRITICAL ACCOUNTING POLICIES

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

The Bank makes provisions for loan and lease losses on a quarterly basis as determined by a continuing assessment of the adequacy of the allowance for loan and lease losses. The Bank performs an ongoing review of loans and leases in accordance with an individual loan and lease rating system to determine the required allowance for loan and lease losses at any given date. The review of loans and leases is performed to estimate potential exposure to losses. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on an evaluation of the known and inherent risk characteristics and size of the loan and lease portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan and lease loss experience, review of regulatory authority examination reports and evaluations of impaired loans and leases, and other relevant factors. Loans and leases, including those considered impaired, are charged against the allowance for loan and lease losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan and lease losses when received. In connection with the determination of the allowance for loan and lease losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

The allowance consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as either doubtful, substandard or special mention. For such loans and leases that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-classified loans and leases and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

There were no material changes in loan or lease concentration or loan or lease quality that had a significant effect on the allowance for loan and lease losses calculation at March 31, 2007. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

At March 31, 2007, the allowance for loan and lease losses was equivalent to 128% of total non-performing assets as compared with 140% of total non-performing assets at December 31, 2006. As of March 31, 2007, non-performing assets were $1,672,201 and represented 0.56% of total loans and leases. Similarly, as of December 31, 2006, non-performing assets totaled $1,504,551 and represented 0.51% of total loans and leases. The ratio of the allowance for such loan and lease losses to total loans and leases at March 31, 2007 and December 31, 2006 was 0.71% for both periods.

Changes in the allowance for loan and lease losses for the periods ended March 31, 2007 and 2006 are as shown below:

For the three months ended March 31,             2007           2006
                                             -----------    -----------

Balance at beginning of the year             $ 2,106,100    $ 1,759,611
Provision for loan and lease losses              105,000        105,000
Loans charged-off                                (51,140)        (1,798)
Recoveries of loans previously charged-off         1,473          5,548
                                             -----------    -----------

Balance at end of period                     $ 2,161,433    $ 1,868,361
                                             ===========    ===========

The following table summarizes the Bank's OREO, past due and nonaccrual loans and leases, and nonperforming assets as of March 31, 2007 and December 31, 2006.

                                                     March 31, 2007   December 31, 2006
                                                     --------------   -----------------

Nonaccrual loans and leases                          $     1,672,201   $     1,504,551

Other real estate owned                                           --                --
                                                     ---------------   ---------------

Total nonperforming assets                           $     1,672,201   $     1,504,551
                                                     ===============   ===============

Loans and leases past due in excess of 90 days and
  accruing interest                                  $        12,436   $           343
                                                     ===============   ===============

POTENTIAL PROBLEM LOANS

As of March 31, 2007, there were no potential problem loans or leases not disclosed above, which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms.


OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At March 31, 2007, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2006.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business.


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

21.         List of  Subsidiaries  of First  Litchfield  Financial  Corporation.
            Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007.

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



Dated:  May 14, 2007                       FIRST LITCHFIELD FINANCIAL
                                           CORPORATION


                                           By:   /s/ Joseph J. Greco
                                               ------------------------------
                                               Joseph J. Greco, President and
                                               Chief Executive Officer



Dated:  May 14, 2007                       By: /s/ Carroll A. Pereira
                                               ------------------------------
                                               Carroll A. Pereira
                                               Principal Financial and
                                               Accounting Officer