Form 10-Q
period 2007-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2007-08-13
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                  For the Quarterly period ended: June 30, 2007

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

                                 Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,257,748 shares of Common Stock, par value $.01 per share, were outstanding at August 8, 2007.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1 - Financial Statements

       Consolidated Balance Sheets - June 30, 2007 and December 31, 2006
        (unaudited) .......................................................    3

       Consolidated Statements of Income - Three and six months ended
        June 30, 2007 and 2006 (unaudited) ................................    4

       Consolidated Statements of Comprehensive Income - Six months ended
        June 30, 2007 and 2006 (unaudited) ................................    5

       Consolidated Statements of Cash Flows - Six months ended
        June 30, 2007 and 2006 (unaudited) ................................    6

       Notes to Consolidated Financial Statements (unaudited) .............    7


       Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations ..........................................   15

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk    26

       Item 4 - Controls and Procedures ...................................   26


Part II - Other Information

       Item 1 - Legal Proceedings .........................................   27

       Item 1A - Risk Factors .............................................   27

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   27

       Item 3 - Defaults Upon Senior Securities ...........................   27

       Item 4 - Submission of Matters to a Vote of Security Holders .......   27

       Item 5 - Other Information .........................................   29

       Item 6 - Exhibits ..................................................   30

Signatures ................................................................   31


                                        Part 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS                                                      June 30,        December 31,
                                                                                   2007              2006
                                                                               -------------    -------------
                                                                                (Unaudited)

ASSETS
    Cash and due from banks                                                    $   9,564,595    $  21,501,240
    Interest - bearing due from banks                                              5,156,207        7,696,397
                                                                               -------------    -------------
                                              CASH AND CASH EQUIVALENTS           14,720,802       29,197,637
                                                                               -------------    -------------
   Securities:
     Available for sale securities, at fair value                                136,012,705      147,780,275
     Held to maturity securities (fair value $36,070-2007 and $39,974-2006)           36,695           40,516
                                                                               -------------    -------------

                                                       TOTAL SECURITIES          136,049,400      147,820,791
                                                                               -------------    -------------

   Federal Home Loan Bank stock, at cost                                           4,613,600        4,443,400
   Federal Reserve Bank stock, at cost                                               225,850          225,850
   Other restricted stock, at cost                                                    95,000           80,000

   Loans held for sale                                                             1,301,000        1,042,183

   Loan and lease receivables, net of allowance for loan and lease losses of  $2,123,020 -2007, $2,106,100 -2006
                                                   NET LOANS AND LEASES          306,854,855      293,900,025

   Premises and equipment, net                                                     7,915,502        7,440,316
   Deferred income taxes                                                           1,762,363        2,173,033
   Accrued interest receivable                                                     2,662,363        2,598,726
   Cash surrender value of insurance                                               9,824,377        9,636,461
   Other assets                                                                    3,830,288        2,673,935
                                                                               -------------    -------------

                                                           TOTAL ASSETS        $ 489,918,782    $ 501,232,357
                                                                               =============    =============

LIABILITIES
   Deposits:
     Noninterest bearing                                                       $  72,753,534    $  68,501,750
     Interest bearing                                                            260,535,268      264,927,124
                                                                               -------------    -------------
                                                         TOTAL DEPOSITS          333,288,802      333,428,874
                                                                               -------------    -------------

   Federal Home Loan Bank advances                                                77,155,000       67,000,000
   Repurchase agreements with financial institutions                              28,550,000       47,200,000
   Repurchase agreements with customers                                            8,823,209       12,206,023
   Junior subordinated debt issued by unconsolidated trusts                       10,104,000       10,104,000
   Capital lease obligation                                                        1,092,219        1,100,644
   Accrued expenses and other liabilities                                          5,080,826        3,936,622
                                                                               -------------    -------------

                                                      TOTAL LIABILITIES          464,094,056      474,976,163
                                                                               -------------    -------------
   Minority interest                                                                  50,000           50,000
   Commitments and contingencies                                                          --               --

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2007 - Issued - 2,376,180 shares, outstanding - 2,257,748 shares
     2006 - Issued - 2,372,434 shares, outstanding - 2,254,002 shares                 23,772           23,724
   Capital surplus                                                                25,898,162       25,840,623
   Retained earnings                                                               4,261,345        3,953,216
   Less: Treasury stock at cost- 118,432 shares                                     (794,756)        (794,756)
   Accumulated other comprehensive loss, net of taxes                             (3,613,797)      (2,816,613)
                                                                               -------------    -------------
                                             TOTAL SHAREHOLDERS' EQUITY           25,774,726       26,206,194
                                                                               -------------    -------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 489,918,782    $ 501,232,357
                                                                               =============    =============

See Notes to Consolidated Financial Statements.

                                                      3

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                               2007             2006           2007             2006
                                                           ------------    ------------    ------------    ------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans and leases                   $  5,221,275    $  4,081,705    $ 10,165,123    $  7,906,320

   Interest and dividends on securities:
      Mortgage-backed                                           653,247         830,888       1,334,231       1,691,881
      US Treasury and other                                     540,976         725,156       1,098,749       1,439,751
      State & municipal securities                              338,416         368,057         676,810         737,267
      Corporate bonds & other securities                        185,131         168,632         370,326         275,034
   Other interest income                                         28,814          10,481         199,449          11,875
                                                           ------------    ------------    ------------    ------------
     TOTAL INTEREST AND DIVIDEND INCOME                       6,967,859       6,184,919      13,844,688      12,062,128
                                                           ------------    ------------    ------------    ------------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                   150,791          25,008         330,080          49,636
      Money market                                              551,250         359,224       1,049,833         661,510
      Time certificates of deposit in denominations
          $100,000 or more                                      708,093         204,507       1,562,631         427,836
      Other time certificates of deposit                        872,119         779,678       1,733,312       1,311,929
                                                           ------------    ------------    ------------    ------------
                              TOTAL INTEREST ON DEPOSITS      2,282,253       1,368,417       4,675,856       2,450,911
   Interest on Federal Home Loan Bank advances                  845,447         648,045       1,527,146       1,321,881
   Interest on repurchase agreements                            326,096         820,065         733,487       1,549,610
   Interest on subordinated debt                                198,275         148,378         395,896         277,905
   Interest on capital lease obligation                          14,510              --          29,075              --
                                                           ------------    ------------    ------------    ------------
                                  TOTAL INTEREST EXPENSE      3,666,581       2,984,905       7,361,460       5,600,307
                                                           ------------    ------------    ------------    ------------
                                     NET INTEREST INCOME      3,301,278       3,200,014       6,483,228       6,461,821
PROVISION FOR LOAN  AND LEASE LOSSES                                 --         105,000         105,000         210,000
                                                           ------------    ------------    ------------    ------------
                               NET INTEREST INCOME AFTER
                                  PROVISION FOR LOAN AND
                                            LEASE LOSSES      3,301,278       3,095,014       6,378,228       6,251,821
                                                           ------------    ------------    ------------    ------------
NONINTEREST INCOME
   Banking service charges and fees                             335,434         291,444         646,666         558,423
   Trust                                                        340,647         281,896         670,236         541,872
   Losses on the sales of available for sale securities              --         (17,633)        (14,350)        (17,633)
   Other                                                        150,718         148,770         318,819         289,310
                                                           ------------    ------------    ------------    ------------
                                TOTAL NONINTEREST INCOME        826,799         704,477       1,621,371       1,371,972
                                                           ------------    ------------    ------------    ------------
NONINTEREST EXPENSE
   Salaries                                                   1,530,909       1,330,910       3,134,724       2,560,006
   Employee benefits                                            382,119         305,313         809,067         729,921
   Net occupancy                                                261,855         235,580         536,913         456,255
   Equipment                                                    167,535         115,274         336,056         235,080
   Legal fees                                                    86,526          95,864         131,251         146,842
   Directors fees                                                52,278          33,825         108,453          74,350
   Computer services                                            196,213         250,658         457,371         475,504
   Supplies                                                      41,786          43,725          84,579          83,510
   Commissions, services and fees                               144,738         116,660         230,254         261,151
   Postage                                                       25,168          33,754          67,114          72,009
   Advertising                                                  105,902         228,311         169,916         332,728
   Other                                                        457,070         493,658         843,307         952,425
                                                           ------------    ------------    ------------    ------------
                              TOTAL NONINTEREST EXPENSES      3,452,099       3,283,532       6,909,005       6,379,781
                                                           ------------    ------------    ------------    ------------
                              INCOME BEFORE INCOME TAXES        675,978         515,959       1,090,594       1,244,012
PROVISION FOR INCOME TAXES                                       94,212          40,516         105,934         145,209
                                                           ------------    ------------    ------------    ------------
                                              NET INCOME   $    581,766    $    475,443    $    984,660    $  1,098,803
                                                           ============    ============    ============    ============
INCOME PER SHARE
                              BASIC NET INCOME PER SHARE   $       0.26    $       0.21    $       0.44    $       0.49
                                                           ============    ============    ============    ============
                            DILUTED NET INCOME PER SHARE   $       0.26    $       0.21    $       0.44    $       0.49
                                                           ============    ============    ============    ============

   Dividends Per Share                                     $       0.15    $       0.15    $       0.30    $       0.30
                                                           ============    ============    ============    ============


                                                              4


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended June 30,                                                    2007           2006
                                                                           -----------    -----------

Net income                                                                 $   581,766    $   475,443
Unrealized holding losses on securities:
       Unrealized holding losses arising during the period, net of taxes    (1,231,590)    (1,065,351)
                                                                           -----------    -----------

Comprehensive loss                                                         $  (649,824)   $  (589,908)
                                                                           ===========    ===========


Six months ended June 30,                                                      2007           2006
                                                                           -----------    -----------
Net income                                                                 $   984,660    $ 1,098,803
Unrealized holding losses on securities:
       Unrealized holding losses arising during the period, net of taxes      (797,184)    (2,285,131)
                                                                           -----------    -----------

Comprehensive income (loss)                                                $   187,476    $(1,186,328)
                                                                           ===========    ===========




See Notes to Consolidated Financial Statements.



FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                                                                 Six Months Ended June 30,
                                                                                   2007            2006
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $    984,660    $  1,098,803
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                              96,598         113,570
       Provision for loan and lease losses                                          105,000         210,000
       Depreciation and amortization                                                361,876         225,102
       Losses on sales of available for sale securities                              14,350          17,633
       Loans originated for sale                                                 (2,682,000)             --
       Proceeds from sale of loans held for sale                                  2,432,858              --
       Gains on sales of loans held for sale                                         (9,675)             --
       Gain on disposal of premises and equipment                                        --            (100)
       Increase in accrued interest receivable                                      (63,637)       (260,294)
       Increase in other assets                                                    (316,377)       (228,279)
       Increase in cash surrender value of insurance                               (187,916)       (186,418)
       Increase in deferred loan origination costs                                  (14,959)        (15,516)
       Increase (decrease) in accrued expenses and other liabilities              1,143,642      (3,671,165)
                                                                               ------------    ------------

           Net cash provided by (used in) operating activities                    1,864,420      (2,696,664)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
       Proceeds from maturities and principal payments                            5,463,118       7,289,510
       Purchases                                                                         --     (10,862,401)
       Proceeds from sales                                                        4,985,650       2,706,878
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                                3,821           4,117
Purchase of restricted stock                                                        (15,000)        (30,000)
Redemption of Federal Home Loan Bank stock                                           10,500              --
Purchase of Federal Home Loan Bank stock                                           (180,700)             --
Investment in First Litchfield Statutory Trust II                                        --         (93,000)
Net increase in loans  and leases                                               (13,126,888)    (25,684,148)
Purchase of loans                                                                        --      (3,472,995)
Proceeds from the sale of premises and equipment                                         --             100
Purchase of premises and equipment                                                 (837,062)       (762,873)
                                                                               ------------    ------------

       Net cash used in investing activities                                     (3,656,561)    (30,904,812)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, money market and
  demand deposits                                                                14,186,803      (6,063,325)
Net (decrease) increase in certificates of deposit                              (14,326,875)     31,296,434
Proceeds from Federal Home Loan Bank advances                                    67,000,000      17,000,000
Repayments on Federal Home Loan Bank advances                                   (60,000,000)    (10,000,000)
Net  increase (decrease) in Federal Home Loan Bank overnight borrowings           3,155,000     (13,216,000)
Net (decrease) increase in repurchase agreements with financial institutions    (18,650,000)      7,000,000
Net (decrease) increase in repurchase agreements with customers                  (3,382,814)      3,637,819
Proceeds from issuance of subordinated debt                                              --       3,093,000
Principal payments on capital lease obligation                                       (8,425)             --
Proceeds from the exercise of stock options                                          38,419           8,744
Tax benefit of stock options exercised                                               19,168           7,557
Dividends paid on common stock                                                     (675,970)       (640,912)
                                                                               ------------    ------------

       Net cash (used in) provided by financing activities                      (12,644,694)     32,123,317
                                                                               ------------    ------------

       Net decrease in cash and cash equivalents                                (14,476,835)     (1,478,159)
CASH AND CASH EQUIVALENTS, at beginning of period                                29,197,637      18,711,537
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, at end of period                                    $ 14,720,802    $ 17,233,378
                                                                               ============    ============

SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest on deposits and borrowings                                     $  7,286,943    $  5,675,524
                                                                               ============    ============
       Income taxes                                                            $        500    $    900,400
                                                                               ============    ============
Non-cash investing and financing activities:
       Transfer of loans to repossessed  assets                                $     82,017    $         --
                                                                               ============    ============
       Accrued dividends declared                                              $    337,912    $    330,990
                                                                               ============    ============
       Treasury stock contributed to the ESOP                                  $         --    $     67,592
                                                                               ============    ============

See Notes to Consolidated Financial Statements.

                                                      6

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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

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

      The following is information about the computation of net income per share for the three and six month periods ended June 30, 2007 and 2006. The 2006 information has been restated to give retroactive effect to all stock dividends for the periods presented.

                                                           Three Months Ended
                                                             June 30, 2007
                                                  ------------------------------------
                                                     Net                    Per Share
                                                    Income       Shares       Amount
                                                  ----------   ----------   ----------
      Basic Net Income Per Share
        Income available to common shareholders   $  581,766    2,256,987   $      .26
                                                                            ==========

      Effect of Dilutive Securities
        Options Outstanding                               --        3,764

      Diluted Net Income Per Share
        Income available to common shareholders
                                                  ----------   ----------
        plus assumed conversions                  $  581,766    2,260,751   $      .26
                                                  ==========   ==========   ==========

                                                           Three Months Ended
                                                             June 30, 2006
                                                  ------------------------------------
                                                     Net                    Per Share
                                                    Income       Shares       Amount
                                                  ----------   ----------   ----------
      Basic Net Income Per Share
        Income available to common shareholders   $  475,443    2,244,859   $      .21
                                                                            ==========

      Effect of Dilutive Securities
        Options Outstanding                               --       12,260

      Diluted Net Income Per Share
        Income available to common shareholders
                                                  ----------   ----------
        plus assumed conversions                  $  475,443    2,257,119   $      .21
                                                  ==========   ==========   ==========

                                                            Six Months Ended
                                                             June 30, 2007
                                                  ------------------------------------
                                                     Net                    Per Share
                                                    Income       Shares       Amount
                                                  ----------   ----------   ----------
      Basic Net Income Per Share
        Income available to common shareholders   $  984,660    2,256,439   $      .44
                                                                            ==========

      Effect of Dilutive Securities
        Options Outstanding                               --        4,234

      Diluted Net Income Per Share
        Income available to common shareholders
                                                  ----------   ----------
        plus assumed conversions                  $  984,660    2,260,673   $      .44
                                                  ==========   ==========   ==========

                                                            Six Months Ended
                                                             June 30, 2006
                                                  ------------------------------------
                                                     Net                    Per Share
                                                    Income       Shares       Amount
                                                  ----------   ----------   ----------
      Basic Net Income Per Share
        Income available to common shareholders   $1,098,803    2,244,023   $      .49
                                                                            ==========

      Effect of Dilutive Securities
        Options Outstanding                               --       12,191

      Diluted Net Income Per Share
        Income available to common shareholders
                                                  ----------   ----------
        plus assumed conversions                  $1,098,803    2,256,214   $      .49
                                                  ==========   ==========   ==========

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                       Three Months Ended
                                                                                          June 30, 2007
                                                                           -------------------------------------------

                                                                            Before-Tax         Tax         Net-of-Tax
                                                                              Amount          Effect         Amount
                                                                           ------------    ------------   ------------
Unrealized holding losses arising during the period                        $ (1,866,045)   $    634,455   $ (1,231,590)
Add: reclassification adjustment for amounts recognized in net income                --              --             --
                                                                           ------------    ------------   ------------

Unrealized holding losses on available for sale securities, net of taxes   $ (1,866,045)   $    634,455   $ (1,231,590)
                                                                           ============    ============   ============

                                                                                       Three Months Ended
                                                                                          June 30, 2006
                                                                           -------------------------------------------

                                                                            Before-Tax         Tax         Net-of-Tax
                                                                              Amount          Effect         Amount
                                                                           ------------    ------------   ------------

Unrealized holding losses arising during the period                        $ (1,631,801)   $    554,812    $ (1,076,989)
Add: reclassification adjustment for amounts recognized in net income            17,633          (5,995)         11,638
                                                                           ------------    ------------    ------------

Unrealized holding losses on available for sale securities, net of taxes   $ (1,614,168)   $    548,817    $ (1,065,351)
                                                                           ============    ============    ============

                                                                                        Six Months Ended
                                                                                          June 30, 2007
                                                                           -------------------------------------------

                                                                            Before-Tax         Tax         Net-of-Tax
                                                                              Amount          Effect         Amount
                                                                           ------------    ------------   ------------

Unrealized holding losses arising during the period                        $ (1,222,204)   $    415,549    $   (806,655)
Add: reclassification adjustment for amounts recognized in net income            14,350          (4,879)          9,471
                                                                           ------------    ------------    ------------

Unrealized holding losses on available for sale securities, net of taxes   $ (1,207,854)   $    410,670    $   (797,184)
                                                                           ============    ============    ============



                                                                                        Six Months Ended
                                                                                          June 30, 2006
                                                                           -------------------------------------------

                                                                            Before-Tax         Tax         Net-of-Tax
                                                                              Amount          Effect         Amount
                                                                           ------------    ------------   ------------

Unrealized holding losses arising during the period                      $ (3,479,952)   $  1,183,183    $ (2,296,769)
Add: reclassification adjustment for amounts recognized in net income          17,633          (5,995)         11,638
                                                                         ------------    ------------    ------------

Unrealized holding loss on available for sale securities, net of taxes   $ (3,462,319)   $  1,177,188    $ (2,285,131)
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

Components of net periodic benefit cost for the three months ended June 30:

                                          2007        2006
                                        --------    --------
      Service cost                      $     --    $     --
      Interest cost                       46,042      48,290
      Expected return on plan assets     (50,062)    (53,715)
      Amortization of unrealized loss     16,952      17,455
                                        --------    --------
      Net periodic benefit cost         $ 12,932    $ 12,030
                                        ========    ========

      Components of net periodic benefit cost for the six months ended June 30:

                                           2007         2006
                                        ---------    ---------
      Service cost                      $      --    $      --
      Interest cost                        92,084       96,580
      Expected return on plan assets     (100,124)    (107,430)
      Amortization of unrealized loss      33,904       34,910
                                        ---------    ---------
      Net periodic benefit cost         $  25,864    $  24,060
                                        =========    =========

      The Company adopted SFAS No. 158 at December 31, 2006 and, as a result, an adjustment to record the Company's unfunded pension liability of $1,152,582 was made to decrease prepaid pension costs and increase accrued expenses and other liabilities. This amount, net of deferred taxes of $391,878, was incorrectly recorded as a component of other comprehensive income of $760,704 for 2006. The Company intends to revise the presentation of the Other Comprehensive Income in its next form 10-K filing for the year ended December 31, 2007. A summary of the amounts reported for the year ended December 31, 2006 is as follows:

                                                As Reported     As Revised
                                                -----------    -----------
      Comprehensive Income:
          Net income                            $ 1,408,903    $ 1,408,903
          Unrealized holding gain on
             available for sale securities,
             net of taxes                           734,250        734,250

          Adjustment to unfunded pension
              liability to adopt SFAS No. 158      (760,704)            --
                                                -----------    -----------
        Comprehensive Income                    $ 1,382,449    $ 2,143,153
                                                ===========    ===========

       Note S - Total other comprehensive
          (loss) income                         ($   26,454)   $   734,250
                                                ===========    ===========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of June 30, 2007 are as follows:

              due 7/01/07      $    4,155,000 @ 5.52%
              due 7/13/07          10,000,000 @ 5.29%
              due 7/16/07           4,500,000 @ 2.59%
              due 8/27/07           5,000,000 @ 3.76%
              due 7/18/08           4,500,000 @ 3.27%
              due 8/19/09           7,000,000 @ 5.30%VAR
              due 6/24/10           5,000,000 @ 4.15%
              due 5/29/12           5,000,000 @ 4.32%
              due 9/04/12           5,000,000 @ 4.38%
              due 5/02/14           7,000,000 @ 4.59%, callable 5/2/10
              due 5/05/16          10,000,000 @ 4.53%, callable 8/7/07
              due 3/23/17          10,000,000 @ 4.29%, callable 3/23/09
                               --------------
                 Total         $   77,155,000
                               ==============

     As of June 30, 2007, the Bank had borrowings under repurchase agreements with financial institutions totaling $28,550,000. This amount includes borrowings:

              due 10/27/07     $    7,000,000  @ 3.26%
              due  4/26/08          7,000,000  @ 4.19%
              due  7/28/08          5,000,000  @ 3.25%
              due  7/31/08          5,000,000  @ 3.27%
              due  2/25/09          4,550,000  @ 3.20%
                               --------------
                Total          $   28,550,000
                               ==============

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                             For the three months ended June 30,
                                                                 2007                       2006
                                                       ----------------------     ----------------------
Provision for income taxes at statutory Federal rate   $ 229,833           34%    $ 175,426           34%
Increase (decrease) resulting from:
   Tax exempt income                                    (145,860)         (21)     (154,029)         (30)
   Nondeductible interest expense                         14,982            2        13,767            3
   Other                                                  (4,743)          (1)        5,352            1
                                                       ----------------------     ----------------------
Provision for income taxes                             $  94,212           14%    $  40,516            8%
                                                       ======================     ======================


                                                                 For the six months ended June 30,
                                                                 2007                       2006
                                                       ----------------------     ----------------------
Provision for income taxes at statutory Federal rate   $ 370,802           34%    $ 422,964           34%
Increase (decrease) resulting from:
   Tax exempt income                                    (295,209)         (27)     (314,689)         (25)
   Nondeductible interest expense                         29,814            3        26,226            2
   Other                                                     527            0        10,708            1
                                                       ----------------------     ----------------------
Provision for income taxes                             $ 105,934           10%    $ 145,209           12%
                                                       ======================     ======================

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at June 30, 2007 and December 31, 2006 are as follows:

AVAILABLE FOR SALE                                            June 30, 2007
                                        -----------------------------------------------------------
                                                          Gross           Gross
                                          Amortized     Unrealized      Unrealized         Fair
                                            Cost          Gains           Losses           Value
                                        ------------   ------------    ------------    ------------
Debt Securities:
   U.S. Treasury securities             $  4,009,270   $         --    $    (21,301)   $  3,987,969
    U.S. Government Agency securities     33,992,381             --      (1,512,540)     32,479,841
    State and Municipal Obligations       31,190,795        123,786        (279,033)     31,035,548
   Corporate and Other Bonds              11,276,001         78,999              --      11,355,000
                                        ------------   ------------    ------------    ------------

                                          80,468,447        202,785      (1,812,874)     78,858,358
                                        ------------   ------------    ------------    ------------


Mortgage-Backed Securities:
   GNMA                                      820,663             --         (13,471)        807,192
   FNMA                                   43,372,826         12,228      (2,035,402)     41,349,652
   FHLMC                                  13,673,637             --        (593,968)     13,079,669
                                        ------------   ------------    ------------    ------------
                                          57,867,126         12,228      (2,642,841)     55,236,513
                                        ------------   ------------    ------------    ------------

Marketable Equity Securities               2,000,000             --         (82,166)      1,917,834
                                        ------------   ------------    ------------    ------------

Total available for sale securities     $140,335,573   $    215,013    $ (4,537,881)   $136,012,705
                                        ============   ============    ============    ============
AVAILABLE FOR SALE                                         December 31, 2006
                                        -----------------------------------------------------------
                                                          Gross           Gross
                                          Amortized     Unrealized      Unrealized         Fair
                                            Cost          Gains           Losses           Value
                                        ------------   ------------    ------------    ------------
Debt Securities:
   U.S. Treasury securities             $  4,011,499   $         --    $    (19,624)   $  3,991,875
    U.S. Government Agency securities     38,991,992             --      (1,190,389)     37,801,603
    State and Municipal obligations       31,193,318        381,930         (43,720)
                                                                                         31,531,528
   Corporate and Other bonds              11,274,073         67,326         (14,649)     11,326,750
                                        ------------   ------------    ------------    ------------

                                          85,470,882        449,256      (1,268,382)     84,651,756
                                        ------------   ------------    ------------    ------------

Mortgage-Backed Securities:
   GNMA                                    1,060,592             --         (18,763)      1,041,829
   FNMA                                   47,084,763         78,779      (1,790,692)     45,372,850
   FHLMC                                  15,279,052         33,758        (546,682)     14,766,128
                                        ------------   ------------    ------------    ------------
                                          63,424,407        112,537      (2,356,137)     61,180,807
                                        ------------   ------------    ------------    ------------

Marketable Equity Securities               2,000,000             --         (52,288)      1,947,712
                                        ------------   ------------    ------------    ------------

Total available for sale securities     $150,895,289   $    561,793    $ (3,676,807)   $147,780,275
                                        ============   ============    ============    ============


HELD TO MATURITY                                     June 30, 2007
                              ----------------------------------------------------------
                                                Gross          Gross
                                Amortized     Unrealized     Unrealized         Fair
                                  Cost          Gains          Losses           Value
                              ------------   ------------   ------------    ------------
Mortgage-Backed Securities:
GNMA                          $     36,695   $         --   $       (625)   $     36,070
                              ============   ============   ============    ============


HELD TO MATURITY                                   December 31, 2006
                              ----------------------------------------------------------
                                                Gross          Gross
                                Amortized     Unrealized     Unrealized         Fair
                                  Cost          Gains          Losses           Value
                              ------------   ------------   ------------    ------------
Mortgage-Backed Securities:
GNMA                          $     40,516   $         --   $       (542)   $     39,974
                              ============   ============   ============    ============

     At June 30, 2007, gross unrealized holding losses on available for sale and held to maturity securities totaled $4,538,506. Of the securities with unrealized losses, there were forty-three securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $4,139,345 at June 30, 2007. Management does not believe that any of the unrealized losses are other than temporary as they relate primarily to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, Management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, it is anticipated that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including Management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan and lease portfolio at June 30, 2007 and December 31, 2006 is as follows:

                                                  2007            2006
                                             -------------    -------------
   Real estate-residential mortgage          $ 184,228,354    $ 177,082,143
   Real estate-commercial mortgage              54,613,465       53,318,351
   Real estate-construction                     28,741,253       30,605,787
   Commercial                                   27,296,518       26,949,985
   Leases                                        6,737,213               --
   Installment                                   6,673,474        7,167,980
   Other                                            59,694          171,752
                                             -------------    -------------
                    TOTAL LOANS AND LEASES     308,349,971      295,295,998
   Net deferred loan origination costs             390,136          375,177
   Premiums on purchased loans                     237,768          334,950
   Allowance for loan and lease losses          (2,123,020)      (2,106,100)
                                             -------------    -------------
                    NET LOANS AND LEASES     $ 306,854,855    $ 293,900,025
                                             =============    =============

10. A summary of the Bank's deposits at June 30, 2007 and December 31, 2006 is as follows:

                                                       2007           2006
                                                   ------------   ------------
Noninterest bearing:
    Demand                                         $ 72,753,534   $ 68,501,750
                                                   ------------   ------------
Interest bearing:
    Savings                                          48,072,663     45,304,667
    Money market                                     78,246,958     71,079,935
    Time certificates of deposit in
      denominations of $100,000 or more              56,544,185     72,781,087
    Other time certificates of  deposit              77,671,462     75,761,435
                                                   ------------   ------------
         Total Interest bearing deposits            260,535,268    264,927,124
                                                   ------------   ------------
                                  TOTAL DEPOSITS   $333,288,802   $333,428,874
                                                   ============   ============

      Included  in  deposits  as of June 30,  2007  and  December  31,  2006 are
      approximately  $8,875,000  and  $25,323,000,   respectively,  of  brokered
      deposits which have varying maturities through September 2007.

11. Beginning in 2007, with First Litchfield Leasing Corporation fully operational, the Company has two operating segments for purposes of reporting business line results. These segments are Community Banking and Leasing. The Community Banking segment is defined as all the operating results of The First National Bank of Litchfield. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of First Litchfield Financial Corporation for the three and six months ended June 30, 2007.

                                                                       Three Months Ended
                                                                          June 30, 2007
                                                        -----------------------------------------------
                                                          Community                       Consolidated
                                                           Banking          Leasing           Total
                                                        -------------    -------------    -------------
Net interest income                                     $   3,258,305    $      42,973    $   3,301,278
Provision for credit losses                                   (22,183)          22,183               --
                                                        -------------    -------------    -------------

Net interest income after provision for credit losses       3,280,488           20,790        3,301,278
Noninterest income                                            826,799               --          826,799
Noninterest expense                                         3,365,541           86,558        3,452,099
                                                        -------------    -------------    -------------

Income (loss) before income taxes                             741,746          (65,768)         675,978
Income tax provision (benefit)                                117,002          (22,790)          94,212
                                                        -------------    -------------    -------------

Net income (loss)                                       $     624,744    $     (42,978)   $     581,766
                                                        =============    =============    =============
                                                                         Six Months Ended
                                                                          June 30, 2007
                                                        -----------------------------------------------
                                                          Community                       Consolidated
                                                           Banking          Leasing           Total
                                                        -------------    -------------    -------------
Net interest income                                     $   6,404,739    $      78,489    $   6,483,228
Provision for credit losses                                    54,471           50,529          105,000
                                                        -------------    -------------    -------------
Net interest income after provision for credit losses       6,350,268           27,960        6,378,228
Noninterest income                                          1,621,371               --        1,621,371
Noninterest expense                                         6,741,461          167,544        6,909,005
                                                        -------------    -------------    -------------

Income (loss) before income taxes                           1,230,178         (139,584)       1,090,594
Income tax provision (benefit)                                153,821          (47,887)         105,934
                                                        -------------    -------------    -------------
Net income (loss)                                       $   1,076,357    $     (91,697)   $     984,660
                                                        =============    =============    =============

Total assets as of June 30, 2007                        $ 482,392,240    $   7,526,542    $ 489,918,782
                                                        =============    =============    =============

12.  Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accountings Standard (SFAS) No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and, with certain exceptions which are not believed to be applicable to the Company, is to be applied prospectively. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The Company did not elect to early adopt SFAS 157 and is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 155 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for us beginning January 1, 2008. Management is evaluating the impact of the adoption of SFAS 159 on the Company's financial position and results of operations.

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

     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity's uncertain income tax positions. The Company adopted FIN 48 effective January 1, 2007; prior to that date, the Company recognized liabilities for uncertain tax positions when disallowance was probable and the related amount was estimable. The adoption of FIN 48 had no impact to the Company's financial statements. If such amounts are recorded in future periods, the Company will present any related interest and penalties as part of the provision for income taxes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Litchfield Financial Corporation (the "Company"), a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The Bank is the Company's primary subsidiary and only source of income. The Bank has three subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations, and First Litchfield Leasing, which is a Delaware corporation. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. The Bank holds a majority ownership position in First Litchfield Leasing. The purpose of First Litchfield Leasing is to provide equipment financing and leasing products to complement the Bank's array of commercial products.

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

As of June 30, 2007, the Company had total assets of $489,918,782, which was a decrease of approximately $11.3 million or 2.3% from year-end 2006 total assets of $501,232,357. The decrease in assets resulted mainly from decreases in cash and due from banks and decreases within the securities portfolio. The decrease in assets enabled the Company to decrease its level of wholesale funding throughout the first six months of the year.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets as of June 30, 2007 were $489,918,782, a decrease of $11,313,575 or 2.3% from year-end 2006 total assets of $501,232,357.

The decrease in assets was due to the completion of the fourth quarter 2006 de-leveraging strategy whereby low yielding securities were sold with the purpose of reducing expensive wholesale borrowings to improve future earnings. Although the sale of the securities was completed in December, the completion of the strategy did not occur until 2007 when the wholesale borrowings were paid off. Additionally, as part of Management's strategy to optimize the net interest margin, during 2007 cash flows not needed for the loan portfolio have been utilized to pay down wholesale funding, and have resulted in the decrease of assets.

Consistent with Management's intent to improve the yield on earning assets by shifting the mix of earning assets from the securities portfolio into the loan and lease portfolio, net loans and leases increased $12,954,830 over the year-end 2006 amount. Net loans and leases as of June 30, 2007 were $306,854,855, as compared to the year-end 2006 level of $293,900,025. Growth during the first six months of 2007 was mainly in residential mortgage loans and in leases. The residential mortgage loan portfolio totaled $184,228,354, which was an increase of $7,146,211 from year-end 2006. Growth in these mortgage products was primarily in fixed rate loans. Commercial mortgage loans totaled $54,613,465 increasing 2.4% over their year-end balance and were 17.7% of total loans. During 2007, the Bank added a new product, leases, to the loan portfolio. First Litchfield Leasing Corporation, a newly operational subsidiary of the Bank, offers equipment financing opportunities through middle market equipment leasing, in amounts ranging from $150,000 to $1,500,000. Management believes the addition of the leasing products complements the Bank's commercial lending product line. Lease receivables were $6,737,213 at June 30, 2007.

As of June 30, 2007, the securities portfolio totaled $136,049,400, which is an 8.0% decrease from the year-end 2006 balance. The decrease in the portfolio resulted from sales of securities during the first quarter as well as from principal payments received on mortgage-backed securities during the first quarter. In an effort to reposition the Company's balance sheet in order to maximize earning asset yield, Management has utilized the cash flows from these payments to fund loan growth.

Cash  and  cash  equivalents  totaled  $14,720,802,   which  is  a  decrease  of
$14,476,835 or 49.6% from year-end 2006. This decrease was due to funds temporarily invested in interest bearing correspondent bank balances at year-end as a result of the balance sheet restructuring in December. As of June 30, 2007 and December 31, 2006, there were no investments in Federal Funds Sold.

Total liabilities were $464,094,056 as of June 30, 2007, which was a decrease of $10,882,107 from total liabilities of $474,976,163 as of year-end 2006. Total deposits decreased by $140,072, or .04% from their year-end levels. Brokered certificates of deposit with financial institutions decreased from the December 31, 2006 level of $22,500,000 to $6,000,000 as of June 30, 2007. All categories of retail deposits increased over their respective year-end levels. This increase is attributed to the Bank's expansion due to its new branches opened during 2006 as well as to an increasing emphasis on commercial and small business accounts. Demand deposits as of June 30, 2007 totaled $72,753,534 which was an increase of $4,251,784 or 6.2%. Savings deposits increased $2,767,996, due to higher municipal NOW deposits and increased Health Savings accounts. Money market deposits increased by $7,167,023, or 10.1%, due to growth in the relationship money market deposit product and higher balances in deposits held for the Bank's trust customers.

As of June 30, 2007, repurchase agreements with customers totaled $8,823,209, which was a decrease of $3,382,814 from the year-end 2006 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. During the first half of 2007, advances under Federal Home Loan Bank borrowings increased by $10,155,000 while repurchase agreements with financial institutions decreased by $18,650,000. The de-leveraging strategy, deposit growth and the decrease in the investment portfolio, enabled the Company to reduce the net wholesale borrowing level by $8,500,000 and overall wholesale funding, including brokered certificate of deposit with financial institutions, by $25,000,000. Management considers interest rate levels, the yield curve and the Company's current and future liquidity needs in determining the funding structures utilized by the Bank.



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

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

Net income for the second calendar quarter of 2007 totaled $581,766, which is an increase of $106,323 or 22.4% from second quarter 2006 earnings of $475,443. Quarterly basic and diluted net income per share for 2007 were both $.26 per share, compared to $.21 per basic and diluted share for the same period in 2006.

Net Interest Income

Net interest income is comprised of the following for the three months ended June 30,

                                                2007           2006
                                             --------------------------

Interest and dividend income                 $ 6,967,859    $ 6,184,919
Tax-equivalent adjustments                       152,495        169,165
Interest expense                              (3,666,581)    (2,984,905)
                                             -----------    -----------

Net interest income (tax equivalent basis)   $ 3,453,773    $ 3,369,179
                                             ===========    ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended June 30, 2007 and 2006. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                              Three months ended June 30, 2007                Three months ended June 30, 2006
                                       --------------------------------------------    --------------------------------------------
                                                          Interest                                        Interest
                                          Average          Earned/        Yield/          Average          Earned/         Yield/
                                          Balance           Paid           Rate           Balance           Paid            Rate
                                       -------------    -------------   -----------    -------------    -------------   -----------
Assets
Interest Earning Assets:
Loans and leases                       $ 307,243,000    $   5,222,038          6.80%   $ 255,826,000    $   4,082,117          6.38%
Investment securities                    146,742,000        1,869,502          5.10%     191,186,000        2,261,486          4.73%
Other interest earning assets              2,744,000           28,814          4.20%       1,894,000           10,481          2.21%
                                       -------------    -------------                  -------------    -------------

Total interest earning assets            456,729,000        7,120,354          6.24%     448,906,000        6,354,084          5.66%
                                                        -------------   -----------                     -------------   -----------

Allowance for loan  and
  lease losses                            (2,137,000)                                     (1,908,000)

Cash and due from banks                   10,820,000                                      13,807,000
Bank premises and equipment                7,816,000                                       4,677,000
Net unrealized loss on
  securities                              (2,783,000)                                     (6,396,000)
Other assets                              16,914,000                                      17,223,000
                                       -------------                                   -------------

Total Average Assets                   $ 487,359,000                                   $ 476,309,000
                                       =============                                   =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $  50,493,000          150,791          1.19%   $  45,223,000           25,008          0.22%
Money Market deposits                     74,980,000          551,250          2.94%      73,180,000          359,224          1.96%
Time deposits                            136,211,000        1,580,212          4.64%     105,928,000          984,185          3.72%
Borrowed funds                           124,306,000        1,384,328          4.45%     159,024,000        1,616,488          4.07%
                                       -------------    -------------                  -------------    -------------

Total interest bearing liabilities       385,990,000        3,666,581          3.80%     383,355,000        2,984,905          3.11%
                                                        -------------   -----------                     -------------   -----------

Demand deposits                           70,063,000                                      66,332,000
Other liabilities                          5,109,000                                       1,549,000
Shareholders' Equity                      26,197,000                                      25,073,000
                                       -------------                                   -------------

Total liabilities and equity           $ 487,359,000                                   $ 476,309,000
                                       =============                                   =============

Net interest income                                     $   3,453,773                                   $   3,369,179
                                                        =============                                   =============
Net interest spread                                                            2.44%                                           2.55%
Net interest margin                                                            3.02%                                           3.00%

RATE/VOLUME ANALYSIS
                                                          Three months ended
                                                      6/30/07 Compared to 6/30/06
                                                       Increase (Decrease) Due to

                                               Volume           Rate           Total
                                             -----------    -----------    -----------
Interest earned on
Loans and leases                             $   860,815    $   279,106    $ 1,139,921
Investment securities                           (556,137)       163,153       (391,984)
Other interest income                              6,110         12,223         18,333
                                             -----------    -----------    -----------
Total interest earning assets                    310,788        455,482        766,270
                                             -----------    -----------    -----------

Interest paid on:
Deposits                                         255,197        658,639        913,836
Borrowed money                                  (376,368)       144,208       (232,160)
                                             -----------    -----------    -----------
Total interest bearing liabilities              (121,171)       802,847        681,676
                                             -----------    -----------    -----------


Increase (decrease) in net interest income   $   431,959    $  (347,365)   $    84,594
                                             ===========    ===========    ===========

Tax-equivalent net interest income for the second quarter of 2007 increased $84,594 or 2.5% from the second quarter of 2006. Of the $84,594 increase in the net interest income, $431,959 was due mainly to increased income attributable to higher levels of earning assets. Offsetting this increase was a decrease in net interest income of $347,365 due mainly to increased funding costs.

Average earning assets for the second quarter of 2007 totaled $457 million, an overall increase of $8 million from the second quarter of 2006. Average loans and leases increased by $51 million or 20.1%. The increase in earning assets resulted in additional tax equivalent interest income of $310,788. The funding of this growth was through deposits and cash flows from the investment portfolio. This funding, also enabled the decrease in borrowed money and resultant decrease in overall interest expense by $121,171.

The net interest margin for the second quarter of 2007 was 3.02%, an increase of 2 basis points from the second quarter of 2006. The increase in the net interest margin is attributable a higher proportion of funding through demand deposits during the second quarter of 2007 as compared to the same quarter in 2006. Specifically, demand deposits totaled 18.2% of deposit and borrowed money funding for the second quarter of 2007 as compared to 17.3% for same quarter in 2006. The net interest spread for the second quarter of 2007 decreased from 2.55% to 2.44% from the second quarter of 2006 reflecting that the cost of funds rose at a faster rate than the yield on earning assets. Funding costs totaled 3.80% for the second quarter of 2007, an increase of 69 basis points compared to funding costs of 3.11% for the second quarter of 2006. In comparison, the yield on earning assets for the second quarter of 2007 totaled 6.24%, which was an increase of only 58 basis points over the earning asset yield for the second quarter of 2006. The flattened yield curve experienced over the last two years continues to challenge the efforts to improve return on earning asset growth.

Provisions for Loan and Lease Losses

There was no provision for loan and lease losses for the second quarter of 2007. The provision for loan and lease losses is determined quarterly and assessed along with the adequacy of the loan and lease loss allowance. Specifically, this decision was based on the current review of the portfolio and its underlying collateral, as well as current market and economic conditions. (See page 24 for a discussion of the Allowance for Loan and Lease Losses.)

During the second quarter of 2007, the Company recorded net charge-offs of $38,413 compared to net charge-offs of $3,384 for the same period in 2006. While there was an increase in charge-offs from the prior year, such level of charge-offs is not considered by Management to be indicative of any trend. The increase in charge-off activity is primarily associated with consumer automobile loans purchased during 2006.

Noninterest Income

Noninterest income for the second quarter of 2007 totaled $826,799, an increase of $122,322 or 17.4% from the $704,477 earned for the second quarter of 2006, due to increases in trust income and banking service charges and fees. Banking service charges and fees for the second quarter of 2007 totaled $335,434, an increase of $43,990 or 15.1% from fees earned for the second quarter of 2006. This increase was due to increased fees from deposit overdrafts and uncollected funds, interchange fees and non-customer ATM fees. Trust fees totaled $340,647, which was $58,751 or 20.8% above the second quarter 2006 level. The increase in trust fees is due to higher levels of asset management fees. Other noninterest income totaled $150,718, which was similar to the amount earned in the second quarter of 2006. Sales of available for sale securities during the second quarter of 2006 were effectuated for the purpose of increasing future income on the portfolio as well as decreasing the interest rate risk. These sales resulted in a loss of $17,633 for the quarter. There was no similar transaction for the second quarter of 2007.

Noninterest Expense

For the three months ended June 30, 2007, noninterest expense totaled $3,452,099, an increase of $168,567 or 5.1% from the similar period in 2006. Much of this increase is related to the increase in salaries. Salaries and benefits expense increased by $276,805, due mostly to staffing for the branch facilities opened during 2006 as well as key management personnel added during the last year. Occupancy and equipment costs reflect increases due to the new branch facilities. Offsetting the increased salaries, benefits and occupancy costs, the cost of computer services, advertising and legal fees decreased from prior year. Computer services expense totaled $196,213, which was a decrease of $54,445, or 21.7% from second quarter 2006 expenses. This decrease was the result of the Bank's change in core processor providers made early in 2007. Advertising expense totaled $105,902, which was a $122,409 or 53.6% decrease from the second quarter of 2006. Costs related to the previous year's branch opening and deposit promotions are reflected in higher 2006 costs. Legal fees for the second quarter of 2007 totaled $86,526 which was a decrease of $9,338 from the second quarter of 2006. Commissions, services and fees expenses totaled $144,738 which is an increase of $28,078 or 24.1% from the second quarter of 2006. Costs incurred for loan servicing resulted in most of the increase. Other noninterest expense totaled $457,070 for the quarter, which was $36,588 or 7.4% below 2006 costs. The majority of the decrease is a result of lower 2007 costs for general insurance expense and regulatory assessments. Also contributing to the decrease were cost savings for courier expense as a result of the core processor change.

Income Taxes

For the three month period ended June 30, 2007, the provision for income taxes totaled $94,212, which is an increase of 132.5% from the same period in 2006. This increase is due to the level of pretax income which was up by 31.0% from the second quarter of 2006. Additionally, due to a lower ratio of tax-exempt to pretax income, the effective tax rate for the second quarter of 2007 was 14%, as compared to the second quarter 2006 effective tax rate of 8%.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Summary

Net income for the Company for the six months ended June 30, 2007 totaled $984,660, decreasing $114,143 or 10.4% from 2006 earnings of $1,098,803. Basic and diluted net income per share for the six month period were $0.44, per share, which are below the 2006 levels of $0.49 for basic and diluted net income per share.

Net Interest Income

Net interest income is comprised of the following for the six months ended June 30,

                                                    2007            2006
                                                ------------    ------------

   Interest and dividend income                 $ 13,844,688    $ 12,062,128
   Tax-equivalent adjustments                        305,310         341,030
   Interest expense                               (7,361,460)     (5,600,307)
                                                ------------    ------------

   Net interest income (tax equivalent basis)   $  6,788,538    $  6,802,851
                                                ============    ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the six months ended June 30, 2007 and 2006. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                               Six months ended June 30, 2007               Six months ended June 30, 2006
                                       -------------------------------------------    -------------------------------------------
                                                          Interest                                        Interest
                                          Average          Earned/        Yield/          Average          Earned/       Yield/
                                          Balance           Paid           Rate           Balance           Paid          Rate
                                       -------------    -------------   ----------    -------------    -------------   ----------

Assets
Interest Earning Assets:
Loans and Leases                       $ 303,118,000    $  10,166,621         6.71%   $ 249,764,000    $   7,907,076         6.33%
Investment Securities                    150,424,000        3,783,928         5.03%     190,931,000        4,484,207         4.70%
Other interest earning assets              7,641,000          199,449         5.22%       1,172,000           11,875         2.03%
                                       -------------    -------------                 -------------    -------------

Total interest earning assets            461,183,000       14,149,998         6.14%     441,867,000       12,403,158         5.61%
                                                        -------------   ----------                     -------------   ----------

Allowance for loan and
  lease losses                            (2,134,000)                                    (1,854,000)
Cash and due from banks                   14,371,000                                     14,045,000
Bank premises and equipment                7,549,000                                      4,583,000
Net unrealized loss on
  securities                              (2,833,000)                                    (5,451,000)
Foreclosed real estate                            --                                             --
Other assets                              17,086,000                                     16,639,000
                                       -------------                                  -------------

Total Average Assets                   $ 495,222,000                                  $ 469,829,000
                                       =============                                  =============


Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $  52,587,000          330,080         1.26%   $  46,153,000           49,636         0.22%
Money Market deposits                     74,073,000        1,049,833         2.83%      74,103,000          661,510         1.79%
Time deposits                            142,765,000        3,295,943         4.62%      98,829,000        1,739,765         3.52%
Borrowed funds                           125,736,000        2,685,604         4.27%     159,862,000        3,149,396         3.94%
                                       -------------    -------------                 -------------    -------------

Total interest bearing liabilities       395,161,000        7,361,460         3.73%     378,947,000        5,600,307         2.96%
                                                        -------------   ----------                     -------------   ----------

Demand deposits                           68,709,000                                     63,476,000
Other liabilities                          4,586,000                                      1,890,000
Shareholders' Equity                      26,766,000                                     25,516,000
                                       -------------                                  -------------

Total liabilities and equity           $ 495,222,000                                  $ 469,829,000
                                       =============                                  =============

Net interest income                                     $   6,788,538                                  $   6,802,851
                                                        =============                                  =============
Net interest spread                                                           2.41%                                          2.65%
Net interest margin                                                           2.94%                                          3.08%


RATE/VOLUME ANALYSIS
                                                        Six months ended
                                                   6/30/07 Compared to 6/30/06
                                                   Increase (Decrease) Due to

                                               Volume          Rate           Total
                                            -----------    -----------    -----------
Interest earned on:
Loans and leases                            $ 1,767,642    $   491,903    $ 2,259,545
Investment securities                        (1,001,992)       301,713       (700,279)
Other interest income                           145,908         41,666        187,574
                                            -----------    -----------    -----------
Total interest earning assets                   911,558        835,282      1,746,840
                                            -----------    -----------    -----------

Interest paid on:
Deposits                                        654,490      1,570,455      2,224,945
Borrowed money                                 (712,895)       249,103       (463,792)
                                            -----------    -----------    -----------
Total interest bearing liabilities              (58,405)     1,819,558      1,761,153
                                            -----------    -----------    -----------

Increase (decrease)in net interest income   $   969,963    $  (984,276)   $   (14,313)
                                            ===========    ===========    ===========

Tax equivalent net interest income for the first six months of 2007 totaled $6,788,538, which was a decrease of $14,313 or 0.2% from the same period in 2006. The $14,313 decrease in net interest income is reflective of decreased income of $984,276 resulting from the decrease in net interest spread. Increased volume of earning assets, net of the increase in volume of interest bearing liabilities, contributed $969,963 in net interest income, offsetting this decrease.

Earning assets for the first half of 2007 increased by over $19 million, or 4.4%. Earning asset growth was in the loan and lease portfolio which increased by $53 million or 21.4% over the previous year. The increase in earning assets was funded by deposit growth and cash flow reinvestment from the investment portfolio.

The decline in net interest income is reflective of the erosion of the net interest margin. The net interest margin (net interest income divided by average earning assets) was 2.94% for the six-month period ended June 30, 2007. The net interest margin decreased 14 basis points from the margin of 3.08% for the six months ended June 30, 2006. The continuation of the flat and inverted yield curve is the cause of the decline in net interest margin. Over the past year, funding costs have increased 77 basis points, from 2.96% to 3.73%. However, the tax-equivalent yield on earning assets has only increased 53 basis points for the same period. It is anticipated that continued emphasis on deposit growth and cost efficient funding should help to protect earnings from further margin erosion.


Provisions for Loan and Lease Losses
The provision for loan and lease losses for the first six months of 2007 totaled $105,000, which was half of the provision for the first six months of 2006. The provision for loan and lease losses is determined quarterly and assessed along with the adequacy of the allowance for loan and lease losses. Based on the current review of the portfolio and its underlying collateral, as well as to current market and economic conditions, Management determined that the reduced 2007 provision is adequate to cover exposure to losses.

During the first six months of 2007, the Company recorded net charge-offs of $88,080 compared to net recoveries of $367 for the first half of 2006. The net charge-offs for 2007 relate mostly to losses from consumer automobile loans which the Bank purchased in 2006 and is not considered by Management to be indicative of any trend.

Noninterest Income

Year to date  noninterest  income as of June 30,  2007  totaled  $1,621,371,  up
$249,399, or 18.2%, from noninterest income from the same period in 2006. Banking service charges and fees totaled $646,666, increasing $88,243, or 15.8%, from the previous year. The increase in service charge income is due to increased fee income from deposit overdraft and uncollected fees, credit card interchange income and non-customer ATM fees. Trust fee income totaled $670,236 which represents an increase of $128,364, or 23.7%, from the first six months of 2006. This increase is due to fees from investment management services. The Company's team of local trust and investment professionals offers an attractive array of investment management and wealth management services for high net worth individuals. Other noninterest income totaled $318,819 which is an increase of $29,509, or 10.2%, from the first six months of 2006. This increase is due mostly increased income from revenue from the Bank's retail investment products. During the first six months of 2007 and 2006, the Bank recorded losses on the sales of available for sale securities of $14,350 and $17,633, respectively.
These sales were made for the purpose of reducing interest rate risk and positioning earning assets for future profitability.

Noninterest Expense

Six-month noninterest expense as of June 30, 2007 totaled $6,909,005, and represented an increase of $529,224, or 8.3%, from the same period of 2006. Staffing, occupancy and equipment costs particularly as they relate the new branches opened during 2006, resulted in these increases. Decreases in advertising costs were reflective of 2006 branch promotions.

Other noninterest expenses totaled $843,307 which was a decrease of $109,118 from the first six months of 2006. The majority of the decrease is a result of lower 2007 costs for exam and audit fees as they relate to regulatory reporting and the Company's plans for implementing Sarbanes Oxley initiatives. Also contributing to the decrease were costs for computer software and technology consulting which are anticipated to be reduced in 2007 due to the change in the core processor.

Income Taxes

The provision for income taxes for the first six months of 2007 totaled $105,934, a decrease of $39,275 or 27.0% from the same period in 2006. The decrease in income tax expense in the first six (6) months of 2007 is due to lower taxable income levels due both to lower pretax earnings as well as to a higher proportion of non-taxable to taxable income. The effective tax rate for the first six months of 2007 was 10% compared to 12% for the first six months of 2006.

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

As of June 30, 2007, the Company had $109,756,168 in loan and lease commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be met through deposits, loan and security paydowns and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At June 30, 2007, total shareholders' equity was $25,774,726 compared to $26,206,194 at December 31, 2006. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of June 30, 2007:

                                            Minimum
                                         Regulatory
                                     Capital Levels    The Company    The Bank
                                     --------------    -----------    --------
TIER 1:
  Leverage capital ratio                         4%          8.03%       7.35%

  Risk-based capital ratio                       4%         12.46%      11.43%

  Total risk-based capital ratio                 8%         13.13%      12.11%


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

There were no material changes in loan or lease concentration or loan or lease quality that had a significant effect on the allowance for loan and lease losses calculation at June 30, 2007. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

At June 30, 2007, the allowance for loan and lease losses was equivalent to 165% of total non-performing assets as compared with 140% of total non-performing assets at December 31, 2006. As of June 30, 2007, non-performing assets were $1,286,904 and represented 0.42% of total loans and leases. Similarly, as of December 31, 2006, non-performing assets totaled $1,504,551 and represented 0.51% of total loans and leases. The ratio of the allowance for such loan and lease losses to total loans and leases at June 30, 2007 and December 31, 2006 was 0.69% and 0.71% respectively.

Changes in the allowance for loan and lease losses for the periods ended June 30, 2007 and 2006 are as shown below:


For the six months ended June 30,               2007            2006
                                             -----------    -----------

Balance at beginning of the year             $ 2,106,100    $ 1,759,611
Provision for loan and lease losses              105,000        210,000
Loans charged-off                                (94,713)        (8,812)
Recoveries of loans previously charged-off         6,633          9,179
                                             -----------    -----------

Balance at end of period                     $ 2,123,020    $ 1,989,978
                                             ===========    ===========

The following table summarizes the Bank's other real estate owned (OREO), past due and nonaccrual loans and leases, and nonperforming assets as of June 30, 2007 and December 31, 2006.

                                                       June 30, 2007       December 31, 2006
                                                      ---------------      -----------------

Nonaccrual loans and leases                           $     1,286,904       $     1,504,551

Other real estate owned                                            --                    --
                                                      ---------------       ---------------

Total nonperforming assets                            $     1,286,904       $     1,504,551
                                                      ===============       ===============

Loans and leases past due in excess of 90 days and
  accruing interest                                   $        16,446       $           343
                                                      ===============       ===============

POTENTIAL PROBLEM LOANS

As of June 30, 2007, there were no potential problem loans or leases not disclosed above, which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At June 30, 2007, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2006.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Item 1A.  Risk Factors.  Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3.  Defaults Upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 16, 2007.


      1.    Election of Directors.
            ---------------------

            The vote for re-electing each of the four (4) Directors listed below to serve for a term of three (3) years is as follows:

                                                                    Withholding
                                                     For             Authority

George M. Madsen      Number of Shares:           1,743,024             45,782
                                                 ----------         ----------
                      Percentage of
                      Shares Voted:                   77.21%              2.03%
                                                 ----------         ----------
                      Percentage of Shares
                      Entitled to Vote:               97.44%              2.56%
                                                 ----------         ----------

                                                                    Withholding
                                                     For             Authority

Alan B. Magary        Number of Shares:           1,739,533             49,273
                                                 ----------         ----------
                      Percentage of
                      Shares Voted:                   77.05%              2.18%
                                                 ----------         ----------
                      Percentage of Shares
                      Entitled to Vote:               97.25%              2.75%
                                                 ----------         ----------

                                                                    Withholding
                                                     For             Authority

William J. Sweetman   Number of Shares:           1,733,911             54,895
                                                 ----------         ----------
                      Percentage of
                      Shares Voted:                   76.81%              2.43%
                                                 ----------         ----------
                      Percentage of Shares
                      Entitled to Vote:               96.93%              3.07%
                                                 ----------         ----------

                                                                    Withholding
                                                     For             Authority


Patricia D. Werner    Number of Shares:           1,757,740             31,066
                                                 ----------         ----------
                      Percentage of
                      Shares Voted:                   77.86%              1.38%
                                                 ----------         ----------
                      Percentage of Shares
                      Entitled to Vote:               98.26%              1.74%
                                                 ----------         ----------

              The vote for re-electing the one (1) Director listed below to serve for a term of two (2) years is as follows:

                                                                    Withholding
                                                     For             Authority


Gregory S. Oneglia    Number of Shares:           1,743,618             45,188
                                                 ----------         ----------
                      Percentage of
                      Shares Voted:                   77.24%              2.00%
                                                 ----------         ----------
                      Percentage of Shares
                      Entitled to Vote:               97.47%              2.53%
                                                 ----------         ----------

Continuing as Directors with terms to expire at the 2008 Annual Meeting of Shareholders are: Kathleen A. Kelley, H. Ray Underwood, Patrick J. Boland, John
A. Brighenti and Richard E. Pugh. Continuing as Directors with terms to expire at the 2009 Annual Meeting of Shareholders are: Joseph J. Greco, Perley H. Grimes, Jr. and Charles E. Orr.

         2.   Appointment of Auditors.

         Votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to ratify the appointment of McGladrey & Pullen, LLP to act as independent auditors of the current fiscal year were as follows:

      "FOR APPROVAL"             "AGAINST APPROVAL"            "ABSTAIN"

         1,743,603                    35,888                     9,315
   --------------------        --------------------        --------------------
          Number                      Number                     Number

          77.23%                       1.59%                      0.41%
   --------------------        --------------------        --------------------
                      (Percent of shares entitled to vote)

          97.47%                       2.01%                      0.52%
   --------------------        --------------------        --------------------
                (Percent of shares actually voted at the meeting)

         3.   Adoption of the Company's 2007 Restricted Stock Plan.

         Votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to adopt the Company's 2007 Restricted Stock Plan are as follows:


                                                                    BROKER
  "FOR APPROVAL"      "AGAINST APPROVAL"       "ABSTAIN"           NON-VOTES

    1,240,390              106,185              34,688              407,543
-----------------    --------------------    ------------         ------------
     Number                 Number              Number

     54.94%                  4.70%              1.54%
-----------------    --------------------    ------------
            (Percent of shares entitled to vote)

     89.80%                  7.69%              2.51%
-----------------    --------------------    ------------
     (Percent of shares actually voted at the meeting)


Item 5.  Other Information. Not applicable

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



Dated:  August 13, 2007                     FIRST LITCHFIELD FINANCIAL
                                            CORPORATION


                                            By:   /s/ Joseph J. Greco
                                                 --------------------------
                                                 Joseph J. Greco, President and
                                                 Chief Executive Officer



Dated:  August 13, 2007                     By:  /s/ Carroll A. Pereira
                                                 --------------------------
                                                 Carroll A. Pereira
                                                 Principal Financial and
                                                 Accounting Officer