Form 10-Q
period 2007-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2007-11-14
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

               For the Quarterly period ended: September 30, 2007

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

                               Yes [_]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,251,085 shares of Common Stock, par value $.01 per share, were outstanding at November 7, 2007.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

Item 1 - Financial Statements

       Consolidated Balance Sheets - September 30, 2007 and
       December 31, 2006 (unaudited)                                           3

       Consolidated Statements of Income - Three and nine months ended
       September 30, 2007 and 2006 (unaudited)                                 4

       Consolidated Statements of Comprehensive Income - Three and nine
       months ended September 30, 2007 and 2006 (unaudited)                    5

       Consolidated Statements of Cash Flows - Nine months ended
       September 30, 2007 and 2006 (unaudited)                                 6

       Notes to Consolidated Financial Statements (unaudited)                  7

       Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              15

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk    27

       Item 4 - Controls and Procedures                                       27

Part II - Other Information

       Item 1 - Legal Proceedings                                             27

       Item 1A - Risk Factors                                                 28

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   28

       Item 3 - Defaults Upon Senior Securities                               28

       Item 4 - Submission of Matters to a Vote of Security Holders           28

       Item 5 - Other Information                                             28

       Item 6 - Exhibits                                                      29

Signatures                                                                    30

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
----------------------------

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                    September 30,       December 31,
                                                                                        2007                 2006
                                                                                   -------------        -------------
ASSETS
    Cash and due from banks                                                        $   7,829,346        $  21,501,240
    Interest - bearing due from banks                                                          -            7,696,397
                                                                                   -------------        -------------
                                              CASH AND CASH EQUIVALENTS                7,829,346           29,197,637
                                                                                   -------------        -------------
    Securities:
     Available for sale securities, at fair value                                    125,233,996          147,780,275
     Held to maturity securities (fair value $35,082-2007 and $39,974-2006)               35,531               40,516
                                                                                   -------------        -------------
                                                       TOTAL SECURITIES              125,269,527          147,820,791
                                                                                   -------------        -------------

   Federal Home Loan Bank stock, at cost                                               4,613,600            4,443,400
   Federal Reserve Bank stock, at cost                                                   225,850              225,850
   Other restricted stock, at cost                                                        95,000               80,000

   Loans held for sale                                                                   160,000            1,042,183

   Loan and lease receivables, net of allowance for loan and lease losses of  $2,116,707 -2007, $2,106,100 -2006
                                                   NET LOANS AND LEASES              313,467,987          293,900,025

   Premises and equipment, net                                                         7,740,613            7,440,316
   Deferred income taxes                                                               1,946,743            2,173,033
   Accrued interest receivable                                                         2,787,233            2,598,726
   Cash surrender value of insurance                                                   9,922,127            9,636,461
   Other assets                                                                        2,935,246            2,673,935
                                                                                   -------------        -------------

                                                           TOTAL ASSETS            $ 476,993,272        $ 501,232,357
                                                                                   =============        =============

LIABILITIES
   Deposits:
     Noninterest bearing                                                           $  66,107,646        $  68,501,750
     Interest bearing                                                                260,385,738          264,927,124
                                                                                   -------------        -------------
                                                         TOTAL DEPOSITS              326,493,384          333,428,874
                                                                                   -------------        -------------

   Federal Home Loan Bank advances                                                    70,036,000           67,000,000
   Repurchase agreements with financial institutions                                  28,550,000           47,200,000
   Repurchase agreements with customers                                                9,422,783           12,206,023
   Junior subordinated debt issued by unconsolidated trusts                           10,104,000           10,104,000
   Capital lease obligation                                                            1,087,922            1,100,644
   Accrued expenses and other liabilities                                              3,892,953            3,936,622
                                                                                   -------------        -------------

                                                      TOTAL LIABILITIES              449,587,042          474,976,163
                                                                                   -------------        -------------
   Minority interest                                                                      50,000               50,000
   Commitments and contingencies                                                               -                    -

SHAREHOLDERS' EQUITY

   Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
     Authorized - 5,000,000 shares
     2007 - Issued - 2,377,780 shares, outstanding - 2,259,348 shares
     2006 - Issued - 2,372,434 shares, outstanding - 2,254,002 shares                     23,778               23,724
   Capital surplus                                                                    25,905,174           25,840,623
   Retained earnings                                                                   4,599,379            3,953,216
   Less: Treasury stock at cost- 118,432 shares                                         (794,756)            (794,756)
   Accumulated other comprehensive loss, net of taxes                                 (2,377,345)          (2,816,613)
                                                                                   -------------        -------------
                                             TOTAL SHAREHOLDERS' EQUITY               27,356,230           26,206,194
                                                                                   -------------        -------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 476,993,272        $ 501,232,357
                                                                                   =============        =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                                              2007               2006               2007                2006
                                                          ------------       ------------       ------------       ------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans and leases                  $  5,310,171       $  4,593,334       $ 15,475,294       $ 12,499,654

   Interest and dividends on securities:
      Mortgage-backed                                          629,956            860,908          1,964,187          2,552,789
      US Treasury and other                                    531,737            768,500          1,630,486          2,208,251
      State & municipal securities                             339,347            339,953          1,016,157          1,077,220
      Corporate bonds & other securities                       102,842            187,013            473,168            462,047
   Other interest income                                       168,062             26,016            367,511             37,891
                                                          ------------       ------------       ------------       ------------
             TOTAL INTEREST AND DIVIDEND INCOME              7,082,115          6,775,724         20,926,803         18,837,852
                                                          ------------       ------------       ------------       ------------

INTEREST EXPENSE
   Interest on deposits:
      Savings                                                  237,267            167,442            567,347            217,078
      Money market                                             627,841            633,707          1,677,674          1,295,217
      Time certificates of deposit in denominations
          $100,000 or more                                     624,448            450,914          2,187,079            943,658
      Other time certificates of deposit                       905,497            743,088          2,638,809          1,990,109
                                                          ------------       ------------       ------------       ------------
                     TOTAL INTEREST ON DEPOSITS              2,395,053          1,995,151          7,070,909          4,446,062
   Interest on Federal Home Loan Bank advances                 786,727            658,756          2,313,874          1,980,636
    Interest on repurchase agreements                          347,706            741,643          1,081,193          2,291,254
   Interest on subordinated debt                               200,582            203,195            596,478            481,100
   Interest on capital lease obligation                         14,453                  -             43,528                  -
                                                          ------------       ------------       ------------       ------------
                         TOTAL INTEREST EXPENSE              3,744,521          3,598,745         11,105,982          9,199,052
                                                          ------------       ------------       ------------       ------------
                            NET INTEREST INCOME              3,337,594          3,176,979          9,820,821          9,638,800
PROVISION FOR LOAN  AND LEASE LOSSES                                 -            105,000            105,000            315,000
                                                          ------------       ------------       ------------       ------------
                      NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN AND
                                LEASE LOSSES                 3,337,594          3,071,979          9,715,821          9,323,800
                                                          ------------       ------------       ------------       ------------
NONINTEREST INCOME
   Banking service charges and fees                            337,469            333,691            984,135            892,114
   Trust                                                       350,071            273,944          1,020,307            815,816
    Gains (losses) on the sales of available
      for sale securities                                       33,982                  -             19,632            (17,633)
   Other                                                       168,779            128,129            487,598            417,439
                                                          ------------       ------------       ------------       ------------
                       TOTAL NONINTEREST INCOME                890,301            735,764          2,511,672          2,107,736
                                                          ------------       ------------       ------------       ------------
NONINTEREST EXPENSE
   Salaries                                                  1,511,962          1,395,681          4,646,686          3,955,687
   Employee benefits                                           383,699            333,825          1,192,766          1,063,746
   Net occupancy                                               306,956            245,627            843,869            701,882
   Equipment                                                   131,883            140,557            467,938            375,637
   Legal fees                                                   24,128             48,327            155,379            195,169
   Directors fees                                               50,275             41,025            158,728            115,375
   Computer services                                           211,226            241,925            668,597            717,429
   Supplies                                                     42,988             46,931            127,567            130,441
   Commissions, services and fees                               88,120            110,811            318,374            371,962
   Postage                                                      33,898             35,517            101,012            107,526
   Advertising                                                  98,540            163,482            268,456            496,210
   Other                                                       497,011            427,043          1,340,318          1,379,468
                                                          ------------       ------------       ------------       ------------
                     TOTAL NONINTEREST EXPENSES              3,380,686          3,230,751         10,289,690          9,610,532
                                                          ------------       ------------       ------------       ------------
                     INCOME BEFORE INCOME TAXES                847,209            576,992          1,937,803          1,821,004
PROVISION FOR INCOME TAXES                                     169,373             76,594            275,307            221,803
                                                          ------------       ------------       ------------       ------------
                                     NET INCOME           $    677,836       $    500,398       $  1,662,496       $  1,599,201
                                                          ============       ============       ============       ============
INCOME PER SHARE
                     BASIC NET INCOME PER SHARE           $       0.30       $       0.22       $       0.74       $       0.71
                                                          ============       ============       ============       ============
                   DILUTED NET INCOME PER SHARE           $       0.30       $       0.22       $       0.74       $       0.71
                                                          ============       ============       ============       ============

   Dividends Per Share                                    $       0.15       $       0.15       $       0.45       $       0.45
                                                          ============       ============       ============       ============

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended September 30,                                        2007             2006
                                                                     ----------       ----------
Net income                                                           $  677,836       $  500,398
Unrealized holding gains on securities:
       Unrealized holding gains arising during the period, net        1,236,452        2,537,453
                                                                     ----------       ----------

Comprehensive income                                                 $1,914,288       $3,037,851
                                                                     ==========       ==========

Nine months ended September 30,                                         2007              2006
                                                                     ----------       ----------
Net income                                                           $1,662,496       $1,599,201
Unrealized holding gains on securities:
       Unrealized holding gains arising during the period, net          439,268          252,322
                                                                     ----------       ----------

Comprehensive income                                                 $2,101,764       $1,851,523
                                                                     ==========       ==========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                                2007                2006
                                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  1,662,496        $  1,599,201
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
       Amortization and accretion of premiums and discounts
          on investment securities, net                                          135,456             158,615
       Provision for loan and lease losses                                       105,000             315,000
       Depreciation and amortization                                             557,804             353,888
       (Gains) losses on sales of available for sale securities                  (19,632)             17,633
       Loans originated for sale                                              (4,911,000)                 --
       Proceeds from sale of loans held for sale                               5,818,499                  --
       Gains on sales of loans held for sale                                     (25,316)             (2,620)
       Gain on sale of repossessed assets                                             --                (159)
       Loss (gain) on disposal of premises and equipment                             888                (100)
       (Increase) decrease in accrued interest receivable                        188,507            (666,774)
       Increase in other assets                                                 (179,294)         (1,119,936)
       Increase in cash surrender value of insurance                            (285,666)           (254,586)
       Increase in deferred loan origination costs                               (29,781)            (36,822)
       Decrease in accrued expenses and other liabilities                        (45,370)         (3,712,964)
                                                                            ------------        ------------

           Net cash provided by (used in) operating activities                 2,595,577          (3,349,624)
                                                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
       Proceeds from maturities and principal payments                         7,800,193          10,907,294
       Purchases                                                              (1,000,000)        (10,862,401)
       Proceeds from sales                                                    16,295,820           2,706,878
Held to maturity mortgage-backed securities:
       Proceeds from maturities and principal payments                             4,985               5,682
Purchase of restricted stock                                                     (15,000)            (30,000)
Purchase of Federal Home Loan Bank stock                                        (180,700)                 --
Redemption of Federal Home Loan Bank stock                                        10,500                  --
Investment in First Litchfield Statutory Trust II                                     --             (93,000)
Proceeds from the sale of loans                                                       --             427,620
Net increase in loans and leases                                             (19,725,198)        (37,078,861)
Purchase of loans                                                                     --          (3,472,995)
Proceeds from the sale of repossessed assets                                          --              15,160
Purchase of premises and equipment                                              (858,989)         (1,425,902)
Proceeds from sale bank premises and equipment                                        --                 100
Purchases of bank owned life insurance                                                --             (24,750)
                                                                            ------------        ------------

       Net cash provided by (used in) investing activities                     2,331,611         (38,925,175)
                                                                            ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, money market and
  demand deposits                                                             13,255,898          (2,045,201)
Net (decrease) increase in certificates of deposit                           (20,191,388)         52,370,253
Proceeds from Federal Home Loan Bank advances                                 90,000,000          24,000,000
Repayments on Federal Home Loan Bank advances                                (86,500,000)        (14,500,000)
Net decrease in Federal Home Loan Bank overnight borrowings                     (464,000)        (13,166,000)
Net decrease in repurchase agreements with financial institutions            (18,650,000)         (6,500,000)
Net decrease in repurchase agreements with customers                          (2,783,240)         (1,263,593)
Principal repayments on capital lease obligation                                 (12,722)                 --
Proceeds from the exercise of stock options                                       44,107             138,197
Proceeds from issuance of subordinated debt                                           --           3,093,000
Dividends paid on common stock                                                (1,014,632)           (961,901)
Tax benefit of stock options exercised                                            20,498                  --
                                                                            ------------        ------------

       Net cash (used in) provided by financing activities                   (26,295,479)         41,164,755
                                                                            ------------        ------------

       Net decrease in cash and cash equivalents                             (21,368,291)         (1,110,044)
CASH AND CASH EQUIVALENTS, at beginning of period                             29,197,637          18,711,537
                                                                            ------------        ------------

CASH AND CASH EQUIVALENTS, at end of period                                 $  7,829,346        $ 17,601,493
                                                                            ============        ============
SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest on deposits and borrowings                                  $ 11,201,056        $  9,121,761
                                                                            ============        ============
       Income taxes                                                         $        500        $    900,400
                                                                            ============        ============
Non-cash investing and financing activities:
       Accrued dividends declared                                           $    338,902        $    321,268
                                                                            ============        ============
       Treasury stock contributed to the ESOP                               $         --        $     67,592
                                                                            ============        ============
       Transfer of loans to repossessed assets                              $     82,017        $     19,160
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

     These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

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

     The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2007 and 2006. The 2006 information has been restated to give retroactive effect to all stock dividends for the periods presented.


                                                           Three Months Ended
                                                           September 30, 2007
                                                  -----------------------------------
                                                   Net                        Per Share
                                                  Income          Shares       Amount
                                                  ------          ------       ------
Basic Net Income Per Share
  Income available to common shareholders       $ 677,836       2,259,021       $ .30
                                                                                =====

Effect of Dilutive Securities
  Options Outstanding                                  --           2,253

Diluted Net Income Per Share
  Income available to common shareholders       ---------       ---------
  plus assumed conversions                      $ 677,836       2,261,274       $ .30
                                                =========       =========       =====

                                                           Three Months Ended
                                                           September 30, 2006
                                                  -----------------------------------
                                                   Net                        Per Share
                                                  Income          Shares       Amount
                                                  ------          ------       ------
Basic Net Income Per Share
  Income available to common shareholders       $ 500,398       2,250,099       $ .22
                                                                                =====

Effect of Dilutive Securities
  Options Outstanding                                  --          10,189

Diluted Net Income Per Share
  Income available to common shareholders       ---------       ---------
  plus assumed conversions                      $ 500,398       2,260,288       $ .22
                                                =========       =========       =====

                                                            Nine Months Ended
                                                            September 30, 2007
                                                  -------------------------------------
                                                    Net                         Per Share
                                                  Income           Shares        Amount
                                                  ------           ------        ------
Basic Net Income Per Share
  Income available to common shareholders       $1,662,496        2,257,633       $ .74
                                                                                  =====
Effect of Dilutive Securities
  Options Outstanding                                   --            3,574

Diluted Net Income Per Share
  Income available to common shareholders       ----------       ----------
  plus assumed conversions                      $1,662,496        2,261,207       $ .74
                                                ==========       ==========       =====

                                                           Nine Months Ended
                                                           September 30, 2006
                                                  -------------------------------------
                                                   Net                          Per Share
                                                  Income           Shares        Amount
                                                  ------           ------        ------

Basic Net Income Per Share
  Income available to common shareholders       $1,599,201        2,246,049       $ .71
                                                                                  =====

Effect of Dilutive Securities
  Options Outstanding                                   --           11,524

Diluted Net Income Per Share
  Income available to common shareholders       ----------       ----------
  plus assumed conversions                      $1,599,201        2,257,573       $ .71
                                                ==========       ==========       =====

4. Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                            Three Months Ended
                                                                                            September 30, 2007
                                                                              -------------------------------------------------
                                                                               Before-Tax           Tax              Net-of-Tax
                                                                                 Amount            Effect              Amount
                                                                              -----------        -----------        -----------
Unrealized holding gains arising during the period                            $ 1,907,394        $  (648,514)       $ 1,258,880
Add:  reclassification adjustment for amounts recognized in net income            (33,982)            11,554            (22,428)
                                                                              -----------        -----------        -----------

Unrealized holding gains on available for sale securities, net of taxes       $ 1,873,412        $  (636,960)       $ 1,236,452
                                                                              ===========        ===========        ===========

                                                                                           Three Months Ended
                                                                                           September 30, 2006
                                                                              ------------------------------------------------
                                                                              Before-Tax            Tax             Net-of-Tax
                                                                                Amount             Effect             Amount
                                                                              -----------       -----------        -----------
Unrealized holding gains arising during the period                            $ 3,844,625       $(1,301,177)       $ 2,537,453
Add:  reclassification adjustment for amounts recognized in net income                 --                --                 --
                                                                              -----------       -----------        -----------

Unrealized holding gains on available for sale securities, net of taxes       $ 3,844,625       $(1,301,177)       $ 2,537,453
                                                                              ===========       ===========        ===========

                                                                                           Nine Months Ended
                                                                                           September 30, 2007
                                                                              -------------------------------------------
                                                                              Before-Tax         Tax           Net-of-Tax
                                                                                Amount          Effect            Amount
                                                                              ---------        ---------        ---------
Unrealized holding gains arising during the period                            $ 685,190        $(232,965)       $ 452,225
Add:  reclassification adjustment for amounts recognized in net income          (19,632)           6,675          (12,957)
                                                                              ---------        ---------        ---------

Unrealized holding gains on available for sale securities, net of taxes       $ 665,558        $(226,290)       $ 439,268
                                                                              =========        =========        =========

                                                                                          Nine Months Ended
                                                                                          September 30, 2006
                                                                              ------------------------------------------
                                                                             Before-Tax                        Net-of-Tax
                                                                               Amount           Taxes            Amount
                                                                              ---------       ---------        ---------
Unrealized holding gains arising during the period                            $ 364,673       $(123,989)       $ 240,684
Add: reclassification adjustment for amounts recognized in net income            17,633          (5,995)          11,638
                                                                              ---------       ---------        ---------

Unrealized holding gains on available for sale securities, net of taxes       $ 382,306       $(129,984)       $ 252,322
                                                                              =========       =========        =========

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

     Components of net periodic benefit cost for the three months ended September 30:

                                             2007             2006
                                           --------        --------

     Service cost                          $     --        $     --
     Interest cost                           46,042          48,290
     Expected return on plan assets         (50,062)        (53,715)
     Amortization of unrealized loss         16,952          17,455
                                           --------        --------
     Net periodic benefit cost             $ 12,932        $ 12,030
                                           ========        ========

     Components of net periodic benefit cost for the nine months ended September 30:

                                             2007             2006
                                           ---------        ---------

     Service cost                          $      --        $      --
     Interest cost                           138,126          144,871
     Expected return on plan assets         (150,186)        (161,147)
     Amortization of unrealized loss          50,856           52,365
                                           ---------        ---------
     Net periodic benefit cost             $  38,796        $  36,089
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

                                              As Reported         As Revised
                                              -----------        -----------

Comprehensive Income:
    Net income                                $ 1,408,903        $ 1,408,903
    Unrealized holding gain on
       available for sale securities,
       net of taxes                               734,250            734,250

    Adjustment to unfunded pension
        liability to adopt SFAS No. 158          (760,704)                --
                                              -----------        -----------
Comprehensive Income                          $ 1,382,449        $ 2,143,153
                                              ===========        ===========

 Note S - Total other comprehensive
    (loss) income                             $   (26,454)       $   734,250
                                              ===========        ===========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of September 30, 2007 are as follows:

               Line of Credit          536,000 @ 5.59%
               due 7/18/08           4,500,000 @ 3.27%
               due 10/2/09           6,000,000 @ 4.50%
               due 6/24/10           5,000,000 @ 4.15%
               due 5/29/12           5,000,000 @ 4.32%
               due 9/04/12           5,000,000 @ 4.38%
               due 5/02/14           7,000,000 @ 4.59%, callable 5/2/10
               due 8/20/14           7,000,000 @ 4.99%, callable 8/20/09
               due 5/05/16          10,000,000 @ 4.53%, callable 11/7/07
               due 3/23/17          10,000,000 @ 4.29%, callable 3/23/09
               due 7/20/17          10,000,000 @ 4.29%, callable 1/22/08
                                  ------------
                     Total        $ 70,036,000
                                  ============

     As of September 30, 2007, the Bank had borrowings under repurchase agreements with financial institutions totaling $28,550,000. This amount includes borrowings:

               due  10/27/07      $  7,000,000  @ 3.26%
               due   4/26/08         7,000,000  @ 4.19%
               due   7/28/08         5,000,000  @ 3.25%
               due   7/31/08         5,000,000  @ 3.27%
               due   2/25/09         4,550,000  @ 3.20%
                                  ------------
                     Total        $ 28,550,000
                                  ============

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                     For the three months ended September 30,
                                                                      2007                               2006
                                                           --------------------------         --------------------------
Provision for income taxes at statutory Federal rate       $ 288,051               34%        $ 196,177               34%
Increase (decrease) resulting from:
   Tax exempt income                                        (149,518)             (18)         (139,074)             (24)
   Nondeductible interest expense                             15,555                2            14,307                2
   Other                                                      15,285                2             5,184                1
                                                           ---------        ---------         ---------        ---------
Provision for income taxes                                 $ 169,373               20%        $  76,594               13%
                                                           =========        =========         =========        =========

                                                                     For the nine months ended September 30,
                                                                     2007                                2006
                                                           --------------------------         --------------------------
Provision for income taxes at statutory Federal rate       $ 658,853               34%        $ 619,141               34%
Increase (decrease) resulting from:
   Tax exempt income                                        (444,728)             (23)         (453,763)             (25)
   Nondeductible interest expense                             45,370                2            40,532                2
   Other                                                      15,812                1            15,893                1
                                                           ---------        ---------         ---------        ---------
Provision for income taxes                                 $ 275,307               14%        $ 221,803               12%
                                                           =========        =========         =========        =========

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at September 30, 2007 and December 31, 2006 are as follows:

AVAILABLE FOR SALE

                                                                     September 30, 2007
                                           -----------------------------------------------------------------------
                                                                 Gross               Gross
                                             Amortized        Unrealized           Unrealized             Fair
                                               Cost              Gains               Losses               Value
                                           ------------       ------------        ------------        ------------
Debt Securities:
   U.S. Treasury securities                $  4,008,155       $     31,112        $     (2,236)       $  4,037,031
   U.S. Government Agency securities         30,992,581                  -            (693,023)         30,299,558
   State and Municipal Obligations           31,190,475            254,513            (118,396)         31,326,592
   Corporate and Other Bonds                  3,000,000                  -             (15,000)          2,985,000
                                           ------------       ------------        ------------        ------------
                                             69,191,211            285,625            (828,655)         68,648,181
                                           ------------       ------------        ------------        ------------

Mortgage-Backed Securities:
   GNMA                                         749,756                301             (15,325)            734,732
   FNMA                                      41,915,644             48,985          (1,455,307)         40,509,322
   FHLMC                                     12,826,841             17,573            (442,896)         12,401,518
                                           ------------       ------------        ------------        ------------
                                             55,492,241             66,859          (1,913,528)         53,645,572
                                           ------------       ------------        ------------        ------------

Marketable Equity Securities                  3,000,000                  -             (59,757)          2,940,243
                                           ------------       ------------        ------------        ------------

Total available for sale securities        $127,683,452       $    352,484        $ (2,801,940)       $125,233,996
                                           ============       ============        ============        ============

AVAILABLE FOR SALE

                                                                      December 31, 2006
                                           -----------------------------------------------------------------------
                                                                 Gross               Gross
                                             Amortized         Unrealized         Unrealized             Fair
                                               Cost              Gains              Losses               Value
                                           ------------       ------------        ------------        ------------
Debt Securities:
   U.S. Treasury securities                $  4,011,499     $            -        $    (19,624)       $  3,991,875
   U.S. Government Agency securities         38,991,992                  -          (1,190,389)         37,801,603
   State and Municipal obligations           31,193,318            381,930             (43,720)         31,531,528
   Corporate and Other bonds                 11,274,073             67,326             (14,649)         11,326,750
                                           ------------       ------------        ------------        ------------

                                             85,470,882            449,256          (1,268,382)         84,651,756
                                           ------------       ------------        ------------        ------------
   Mortgage-Backed Securities:
   GNMA                                       1,060,592                  -             (18,763)          1,041,829
   FNMA                                      47,084,763             78,779          (1,790,692)         45,372,850
   FHLMC                                     15,279,052             33,758            (546,682)         14,766,128
                                           ------------       ------------        ------------        ------------
                                             63,424,407            112,537          (2,356,137)         61,180,807
                                           ------------       ------------        ------------        ------------

Marketable Equity Securities                  2,000,000                  -             (52,288)          1,947,712
                                           ------------       ------------        ------------        ------------

Total available for sale securities        $150,895,289       $    561,793        $ (3,676,807)       $147,780,275
                                           ============       ============        ============        ============

HELD TO MATURITY

                                                     September 30, 2007
                                  --------------------------------------------------------
                                                   Gross            Gross
                                 Amortized       Unrealized       Unrealized        Fair
                                   Cost            Gains            Losses          Value
                                  -------       ------------        -------        -------
Mortgage-Backed Securities:
GNMA                              $35,531       $           -       $  (449)       $35,082
                                  =======       =============       =======        =======

HELD TO MATURITY

                                                       December 31, 2006
                                  --------------------------------------------------------
                                                   Gross             Gross
                                 Amortized       Unrealized        Unrealized        Fair
                                   Cost            Gains             Losses          Value
                                  -------       ------------        -------        -------
Mortgage-Backed Securities:
GNMA                              $40,516       $           -       $  (542)       $39,974
                                  =======       =============       =======        =======

     At September 30, 2007, gross unrealized holding losses on available for sale and held to maturity securities totaled $2,802,389. Of the securities with unrealized losses, there were forty-two securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $2,646,121 at September 30, 2007. Management does not believe that any of the unrealized losses are other than temporary as they relate primarily to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, Management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, it is anticipated that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including Management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan and lease portfolio at September 30, 2007 and December 31, 2006 is as follows:

                                                    2007                 2006
                                              -------------        -------------
Real estate--residential mortgage             $ 186,140,491        $ 177,082,143
Real estate--commercial mortgage                 51,242,475           53,318,351
Real estate--construction                        32,253,853           30,605,787
Commercial                                       29,621,375           26,949,985
Leases                                            9,164,280                    -
Installment                                       6,505,785            7,167,980
Other                                                60,963              171,752
                                              -------------        -------------
                 TOTAL LOANS AND LEASES         314,989,222          295,295,998
Net deferred loan origination costs                 404,958              375,177
Premiums on purchased loans                         190,514              334,950
Allowance for loan and lease losses              (2,116,707)          (2,106,100)
                                              -------------        -------------
                 NET LOANS AND LEASES         $ 313,467,987        $ 293,900,025
                                              =============        =============

10. A summary of the Bank's deposits at September 30, 2007 and December 31, 2006 is as follows:

                                                           2007                2006
                                                       ------------       ------------
Noninterest bearing:
    Demand                                             $ 66,107,646       $ 68,501,750
                                                       ------------       ------------
Interest bearing:
    Savings                                              58,006,287         45,304,667
    Money market                                         74,028,317         71,079,935
    Time certificates of deposit in
      denominations of $100,000 or more                  50,028,696         72,781,087
    Other time certificates of deposit                   78,322,438         75,761,435
                                                       ------------       ------------
         Total Interest bearing deposits                260,385,738        264,927,124
                                                       ------------       ------------
                                  TOTAL DEPOSITS       $326,493,384       $333,428,874
                                                       ============       ============

     Included in deposits as of September 30, 2007 and December 31, 2006 are approximately $2,721,000 and $25,323,000, respectively, of brokered deposits which have varying maturities through September 2008.

11. Beginning in 2007, with First Litchfield Leasing Corporation fully operational, the Company has two operating segments for purposes of reporting business line results. These segments are Community Banking and Leasing. The Community Banking segment is defined as all the operating results of The First National Bank of Litchfield. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of First Litchfield Financial Corporation for the three and nine months ended September 30, 2007.

                                                                           Three Months Ended
                                                                           September 30, 2007
                                                            -------------------------------------------------
                                                             Community                            Consolidated
                                                              Banking            Leasing             Total
                                                            -----------        -----------        -----------
Net interest income                                         $ 3,259,082        $    78,512        $ 3,337,594
Provision for credit losses                                     (18,203)            18,203                 --
                                                            -----------        -----------        -----------

Net interest income after provision for credit losses         3,277,285             60,309          3,337,594
Noninterest income                                              890,301                  -            890,301
Noninterest expense                                           3,306,044             74,642          3,380,686
                                                            -----------        -----------        -----------

Income (loss) before income taxes                               861,542            (14,333)           847,209
Income tax provision (benefit)                                  211,090            (41,717)           169,373
                                                            -----------        -----------        -----------

Net income                                                  $   650,452        $    27,384        $   677,836
                                                            ===========        ===========        ===========

                                                                            Nine Months Ended
                                                                           September 30, 2007
                                                            ---------------------------------------------------
                                                             Community                             Consolidated
                                                              Banking            Leasing               Total
                                                            ------------       ------------        ------------
Net interest income                                         $  9,663,820       $    157,001        $  9,820,821
Provision for credit losses                                       36,268             68,732             105,000
                                                            ------------       ------------        ------------
Net interest income after provision for credit losses          9,627,552             88,269           9,715,821
Noninterest income                                             2,511,672                  -           2,511,672
Noninterest expense                                           10,047,504            242,186          10,289,690
                                                            ------------       ------------        ------------

Income (loss) before income taxes                              2,091,720           (153,917)          1,937,803
Income tax provision (benefit)                                   364,911            (89,604)            275,307
                                                            ------------       ------------        ------------
Net income (loss)                                           $  1,726,809       $    (64,313)       $  1,662,496
                                                            ============       ============        ============

Total assets as of September 30, 2007                       $467,492,051       $  9,501,221        $476,993,272
                                                            ============       ============        ============

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

     In February 2007, the FASB issued SFAS No.159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 155 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for us beginning January 1, 2008. Management is evaluating the impact of the adoption of SFAS 159 on the Company's financial position and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Litchfield Financial Corporation (the "Company"), a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The Bank is the Company's primary subsidiary and only source of income. The Bank has three subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations, and First Litchfield Leasing, which is a Delaware corporation. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. The Bank is a majority shareholder of First Litchfield Leasing which is structured as a consolidated subsidiary. The purpose of First Litchfield Leasing is to provide equipment financing and leasing products to complement the Bank's array of commercial loan products.

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

As of September 30, 2007, the Company had total assets of $476,993,272, which was a decrease of approximately $24.2 million or 4.8% from year-end 2006 total assets of $501,232,357. The decrease in assets resulted mainly from decreases in cash and due from banks and decreases within the securities portfolio. The decrease in assets enabled the Company to decrease its level of wholesale funding throughout the first nine months of the year.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets as of September 30, 2007 were $476,993,272, a decrease of $24,239,085 or 4.8% from year-end 2006 total assets of $501,232,357.

The decrease in assets was due to the completion of the fourth quarter 2006 de-leveraging strategy whereby low yielding securities were sold with the purpose of reducing expensive wholesale borrowings to improve future earnings. Although the sale of the securities was completed in December, the strategy was not fully executed until 2007 when the wholesale borrowings were paid off. Additionally, as part of Management's strategy to optimize the net interest margin, during 2007 cash flows not needed for the loan portfolio have been utilized to pay down wholesale funding, and have resulted in the decrease of assets.

Consistent with Management's intent to improve the yield on earning assets by shifting the mix of earning assets from the securities portfolio into the higher yielding loan and lease portfolio, net loans and leases increased $19,567,962 over the year-end 2006 amount. Net loans and leases as of September 30, 2007 were $313,467,987, as compared to the year-end 2006 level of $293,900,025. Growth during the first nine months of 2007 was primarily in residential mortgage loans and in leases. The residential mortgage loan portfolio totaled $186,140,491, which was an increase of $9,058,348 from year-end 2006. Growth in these mortgage products was primarily in fixed rate loans. Commercial mortgage loans totaled $51,242,475, a decrease of 3.9% over their year-end balance and were 16.3% of total loans. During 2007, the Bank added a new product, leases, to the loan portfolio. First Litchfield Leasing Corporation, a newly operational subsidiary of the Bank, offers equipment financing opportunities through middle market equipment leasing, in amounts ranging from $150,000 to $1,500,000. Management believes the addition of the leasing products complements the Bank's commercial lending product line. Lease receivables were $9,164,280 at September 30, 2007.

As of September 30, 2007, the securities portfolio totaled $125,269,527, which is a 15.3% decrease from the year-end 2006 balance. The decrease in the portfolio resulted from sales of securities during the first quarter of 2007 as well as from principal payments received on mortgage-backed securities. In an effort to reposition the Company's balance sheet in order to maximize earning asset yield, Management has utilized the cash flows from these payments to fund loan growth.

Cash and cash equivalents totaled $7,829,346, which is a decrease of $21,368,291, or 73.2% from year-end 2006. This decrease was due to funds temporarily invested in interest bearing correspondent bank balances at year-end as a result of the balance sheet restructuring in December of 2006. As of September 30, 2007 and December 31, 2006, there were no investments in Federal Funds Sold.

Total liabilities were $449,587,042 as of September 30, 2007, which was a decrease of $25,389,121 from total liabilities of $474,976,163 as of year-end 2006. Total deposits decreased by $6,935,490, or 2.1% from their year-end levels. There were no brokered certificates of deposit with financial institutions outstanding as of September 30, 2007, which was a decrease from the December 31, 2006 level of $22,500,000. With the exception of time certificates of deposit, all interest bearing categories of retail deposits increased over their respective year-end levels. This increase is attributed to the Bank's expansion due to its new branches opened during 2006 as well as to an increasing emphasis on commercial and small business accounts. Demand deposits as of September 30, 2007 totaled $66,107,646 which was a decrease of $2,394,104, or 3.5%. Savings deposits increased $12,701,620, due to higher municipal NOW deposits and increased Health Savings accounts. Money market deposits increased by $2,948,382, or 4.1%, due to growth in the relationship money market deposit product and higher balances in deposits held for the Bank's trust customers.

As of September 30, 2007, repurchase agreements with customers totaled $9,422,783, which was a decrease of $2,783,240 from the year-end 2006 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. During the first nine months of 2007, advances under Federal Home Loan Bank borrowings increased by $3,036,000 while repurchase agreements with financial institutions decreased by $18,650,000. The de-leveraging strategy, deposit growth and the decrease in the investment portfolio, enabled the Company to reduce the net wholesale borrowing level by $15,614,000 and overall wholesale funding, including brokered certificate of deposit with financial institutions, by $22,500,000. Management considers interest rate levels, the yield curve and the Company's current and future liquidity needs in determining the funding structures utilized by the Bank.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

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

Net income for the third calendar quarter of 2007 totaled $677,836, which is an increase of $177,438 or 35.5% from third quarter 2006 earnings of $500,398. Quarterly basic and diluted net income per share for the third quarter of 2007 were both $.30 per share, compared to $.22 per basic and diluted share for the same period in 2006.

Net Interest Income

Net interest income is comprised of the following for the three months ended September 30,

                                                    2007                2006
                                                 -----------        -----------
Interest and dividend income                     $ 7,082,115        $ 6,775,724
Tax-equivalent adjustments                           152,617            153,926
Interest expense                                  (3,744,521)        (3,598,745)
                                                 -----------        -----------

Net interest income (tax equivalent basis)       $ 3,490,211        $ 3,330,905
                                                 ===========        ===========

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the three months ended September 30, 2007 and 2006. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three Months Ended September 30, 2007       Three Months Ended September 30, 2006
                                            -----------------------------------         ---------------------------------------
                                                             Interest                                     Interest
                                            Average           Earned/     Yield/        Average           Earned/         Yield/
                                            Balance            Paid        Rate         Balance            Paid            Rate
                                            -------            ----        ----         -------            ----            ----
Assets
Interest Earning Assets:
Loans and leases                         $ 311,290,000      $5,311,346     6.82%     $ 277,853,000      $4,593,675             6.61%
Investment securities                      135,343,000       1,755,324     5.19%       190,844,000       2,309,959             4.84%
Other interest earning assets               15,006,000         168,062     4.48%         2,957,000          26,016             3.52%
                                         -------------      ----------               -------------      ----------

Total interest earning assets              461,639,000       7,234,732     6.27%       471,654,000       6,929,650             5.88%
                                                            ----------     ----                         ----------     ------------
Allowance for loan  and
  lease losses                              (2,125,000)                                 (1,977,000)
Cash and due from banks                     11,650,000                                  16,955,000
Bank premises and equipment                  7,867,000                                   5,129,000
Net unrealized loss on
  securities                                (3,721,000)                                 (6,261,000)
Other assets                                17,878,000                                  17,716,000
                                         -------------                               -------------

Total Average Assets                     $ 493,188,000                               $ 503,216,000
                                         =============                               =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $  60,801,000         237,267     1.56%     $  55,708,000         167,442             1.20%
Money Market deposits                       79,767,000         627,841     3.15%        77,004,000         633,707             3.29%
Time deposits                              133,759,000       1,529,945     4.58%       124,308,000       1,194,002             3.84%
Borrowed funds                             119,082,000       1,349,468     4.53%       154,159,000       1,603,594             4.16%
                                         -------------      ----------               -------------      ----------

Total interest bearing liabilities         393,409,000       3,744,521     3.81%       411,179,000       3,598,745             3.50%
                                                            ----------     ----                         ----------     ------------

Demand deposits                             68,565,000                                  65,267,000
Other liabilities                            4,844,000                                   1,488,000
Shareholders' Equity                        26,370,000                                  25,282,000
                                         -------------                               -------------

Total liabilities and equity             $ 493,188,000                               $ 503,216,000
                                         =============                               =============

Net interest income                                         $3,490,211                                  $3,330,905
                                                            ==========                                  ==========
Net interest spread                                                        2.46%                                               2.38%
Net interest margin                                                        3.02%                                               2.82%

RATE/VOLUME ANALYSIS

                                                         Three Months Ended
                                                     9/30/07 Compared to 9/30/06
                                                     Increase (Decrease) Due to
                                               ---------------------------------------
                                                 Volume         Rate            Total
                                               ---------      ---------      ---------
Interest earned on
Loans and leases                               $ 566,792      $ 150,879      $ 717,671
Investment securities                           (710,337)       155,702       (554,635)
Other interest income                            133,128          8,918        142,046
                                               ---------      ---------      ---------
Total interest earning assets                    (10,417)       315,499        305,082
                                               ---------      ---------      ---------

Interest paid on:

Deposits                                         140,222        259,680        399,902
Borrowed funds                                  (388,299)       134,174       (254,126)
                                               ---------      ---------      ---------
Total interest bearing liabilities              (248,077)       393,854        145,776
                                               ---------      ---------      ---------

Increase (decrease) in net interest income     $ 237,660      $ (78,355)     $ 159,306
                                               =========      =========      =========

Tax-equivalent net interest income for the third quarter of 2007 increased $159,306 or 4.8% from the third quarter of 2006. Of the increase in the net interest income, $237,660 was due mainly to income attributable to the decreased volume on earning assets and associated interest bearing liabilities. During the period increases in loans were funded through cash flows from the investment portfolio. These cash flows not only allowed the growth of the loan portfolio but enabled Management to decrease borrowed funds. The decrease in overall funding liabilities contributed $248,077 to net interest income. This increase was offset somewhat by the overall increase in the cost of funds.

Average earning assets for the third quarter of 2007 totaled $462 million, an overall decrease of $10 million from the third quarter of 2006. Average loans and leases increased by $33 million or 12%. The increase in earning assets resulted in additional tax equivalent interest income of $305,082. The funding of this growth was through deposits and cash flows from the investment portfolio. This funding also enabled the decrease in borrowed money and which offset the increase in interest expense caused by increased funding costs.

The net interest margin for the third quarter of 2007 was 3.02%, an increase of 20 basis points from the third quarter of 2006. Demand deposits totaled 17.4% of deposits and borrowed money funding for the third quarter of 2007 as compared to 15.9% for same quarter in 2006. The net interest spread for the third quarter of 2007 increased from 2.38% to 2.46% from the third quarter of 2006 reflecting that the yield on earning assets increased at a faster rate than the cost of funds. Funding costs totaled 3.81% for the third quarter of 2007, an increase of 31 basis points compared to funding costs of 3.5% for the third quarter of 2006. In comparison, the yield on earning assets for the third quarter of 2007 totaled 6.27%, which was an increase of 39 basis points over the earning asset yield for the third quarter of 2006. The flattened yield curve experienced over the last two years continues to challenge the efforts to improve return on earning asset growth, however the Company's ability to shift earning assets from lower yielding securities to higher yielding loans as well as to pay off high cost wholesale funding has improved the net interest margin.

Provisions for Loan and Lease Losses

No provision for loan and lease losses was warranted for the third quarter of 2007. The provision for loan and lease losses is determined quarterly and assessed along with the adequacy of the loan and lease loss allowance. Specifically, this decision was based on the current review of the portfolio and its underlying collateral, as well as current market and economic conditions. (See page 25 for a discussion of the Allowance for Loan and Lease Losses.)

During the third quarter of 2007, the Company recorded net charge-offs of $6,313 compared to net charge-offs of $46,815 for the same period in 2006. The decrease in charge-offs from the prior year, is not considered by Management to be indicative of any trend. The decrease in charge-off activity is primarily associated with timing of charge-offs associated with consumer automobile loans purchased during 2006.

Noninterest Income

Noninterest income for the third quarter of 2007 totaled $890,301, an increase of $154,537, or 21.0% from the $735,764 earned for the third quarter of 2006, due to increases in trust income and banking service charges and fees. Banking service charges and fees for the third quarter of 2007 totaled $337,469, an increase of $3,778, or 1.1% from fees earned for the third quarter of 2006. This increase was due to increased fees from deposit overdrafts and uncollected funds, interchange fees and non-customer ATM fees. Trust fees totaled $350,071, which was $76,127, or 27.8% above the third quarter 2006 level. The increase in trust fees is due to higher levels of asset management fees. Other noninterest income totaled $168,779, an increase of $40,650 or 31.7% from the third quarter of 2006. The additional income is primarily the result of increased income from the increases in the cash surrender value of bank owned life insurance. Sales of available for sale securities during the third quarter of 2007 were effectuated for the purpose of increasing future income on the portfolio as well as decreasing the interest rate risk. These sales resulted in a gain of $33,982 for the quarter. There was no similar transaction for the third quarter of 2006.

Noninterest Expense

For the three months ended September 30, 2007, noninterest expense totaled $3,380,686, an increase of $149,935, or 4.6% from the similar period in 2006. Much of this increase is related to the increase in salaries. Salaries and benefits expense increased by $166,155, due mostly to staffing for the branch facilities opened during 2006, as well as key management personnel added during the last year. Occupancy and equipment costs reflect increases due to the new branch facilities. Offsetting the increased salaries, benefits and occupancy costs were decreases in the cost of computer services, advertising and legal fees from the prior year. Computer services expense totaled $211,226, which was a decrease of $30,699, or 12.7% from third quarter 2006 expenses. This decrease was the result of the Bank's change in core processor providers made early in 2007. Advertising expense totaled $98,540, which was a $64,942, or 39.7% decrease from the third quarter of 2006. Costs related to the previous year's branch opening and deposit promotions are reflected in higher 2006 costs. Legal fees for the third quarter of 2007 totaled $24,128, which was a decrease of $24,199 from the third quarter of 2006. Commissions, services and fees expenses totaled $88,120 which is a decrease of $22,691, or 20.5% from the third quarter of 2006. Other noninterest expense totaled $497,011 for the quarter, which was $69,968, or 16.4% above 2006 costs. The majority of the increase is a result of increases in general insurance, contributions, telephone and software expenses.

Income Taxes

For the three month period ended September 30, 2007, the provision for income taxes totaled $169,373, which is an increase of 121.1% from the same period in 2006. This increase is due to the level of pretax income which was up by 46.8% from the third quarter of 2006. The effective tax rate for the third quarter of 2007 was 20%, as compared to the third quarter 2006 effective tax rate of 13%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Summary

Net income for the Company for the nine months ended September 30, 2007 totaled $1,662,496, increasing $63,295, or 4.0% from 2006 earnings of $1,599,201. Basic and diluted net income per share for the nine month period ended September 30, 2007 were $0.74 per share, compared to $0.71 for basic and diluted net income per share for the nine month period ended September 30, 2006.

Net Interest Income

Net interest income is comprised of the following for the nine months ended September 30,

                                                   2007              2006
                                               ------------      ------------

Interest and dividend income                   $ 20,926,803      $ 18,837,852
Tax-equivalent adjustments                          457,927           494,956
Interest expense                                (11,105,982)       (9,199,052)
                                               ------------      ------------

Net interest income (tax equivalent basis)     $ 10,278,748      $ 10,133,756
                                               ============      ============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 2007 and 2006. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                           Nine Months Ended September 30, 2007          Nine Months Ended September 30, 2006
                                         ----------------------------------------      ---------------------------------------
                                                             Interest                                      Interest
                                            Average           Earned/      Yield/        Average            Earned/      Yield/
                                            Balance            Paid         Rate         Balance             Paid         Rate
                                         -------------      -----------     ----      -------------      ------------     ----
Assets
Interest Earning Assets:
Loans and Leases                         $ 305,842,000      $15,477,967     6.75%     $ 259,127,000      $ 12,500,751     6.43%
Investment Securities                      145,397,000        5,539,252     5.08%       190,902,000         6,794,166     4.75%
Other interest earning assets               10,096,000          367,511     4.85%         1,767,000            37,891     2.86%
                                         -------------      -----------               -------------      ------------

Total interest earning assets              461,335,000       21,384,730     6.18%       451,796,000        19,332,808     5.71%
                                                            -----------     ----                         ------------     ----

Allowance for loan and
  lease losses                              (2,131,000)                                  (1,895,000)
Cash and due from banks                     13,464,000                                   15,015,000
Bank premises and equipment                  7,655,000                                    4,765,000
Net unrealized loss on
  securities                                (3,129,000)                                  (5,721,000)
Other assets                                17,350,000                                   16,998,000
                                         -------------                                -------------

Total Average Assets                     $ 494,544,000                                $ 480,958,000
                                         =============                                =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $  55,325,000          567,347     1.37%     $  49,338,000           217,078     0.59%
Money Market deposits                       75,971,000        1,677,674     2.94%        75,070,000         1,295,217     2.30%
Time deposits                              139,763,000        4,825,888     4.60%       107,322,000         2,933,767     3.64%
Borrowed funds                             123,518,000        4,035,073     4.36%       157,961,000         4,752,990     4.01%
                                         -------------      -----------               -------------      ------------

Total interest bearing liabilities         394,577,000       11,105,982     3.75%       389,691,000         9,199,052     3.15%
                                                            -----------     ----                         ------------     ----

Demand deposits                             68,661,000                                   64,073,000
Other liabilities                            4,672,000                                    1,756,000
Shareholders' Equity                        26,634,000                                   25,438,000
                                         -------------                                -------------

Total liabilities and equity             $ 494,544,000                                $ 480,958,000
                                         =============                                =============

Net interest income                                         $10,278,748                                  $ 10,133,756
                                                            ===========                                  ============
Net interest spread                                                         2.43%                                         2.56%
Net interest margin                                                         2.97%                                         2.99%

RATE/VOLUME ANALYSIS

                                                          Nine Months Ended
                                                       9/30/07 Compared to 9/30/06
                                                       Increase (Decrease) Due to
                                              ---------------------------------------------
                                                Volume            Rate             Total
                                              -----------      -----------      -----------
Interest earned on:
Loans and leases                              $ 2,340,503      $   636,713      $ 2,977,216
Investment securities                          (1,707,590)         452,676       (1,254,914)
Other interest income                             287,128           42,492          329,620
                                              -----------      -----------      -----------
Total interest earning assets                     920,041        1,131,881        2,051,922
                                              -----------      -----------      -----------

Interest paid on:
Deposits                                          841,587        1,783,260        2,624,847
Borrowed money                                 (1,100,128)         382,211         (717,917)
                                              -----------      -----------      -----------
Total interest bearing liabilities               (258,541)       2,165,471        1,906,930
                                              -----------      -----------      -----------

Increase (decrease)in net interest income     $ 1,178,582      $(1,033,590)     $   144,992
                                              ===========      ===========      ===========

Tax equivalent net interest income for the first nine months of 2007 totaled $10,278,748, which was an increase of $144,992 or 1.4% from the same period in 2006. Changes in the volume of earning assets and interest bearing liabilities contributed $1,178,582 in increased net interest income, while changes in rates resulted in a net decrease of $1,033,590 in net interest income.

Average earning assets for the first nine months of 2007 increased by $10 million, or 2.1%. Earning asset growth was in the loan and lease portfolio which increased by $47 million or 18.0% over the previous year. The increase in earning assets was funded by deposit growth and cash flow reinvestment from the investment portfolio.

The increase in net interest income is reflective of the more profitable realignment of earning assets and the subsequent reduction of wholesale funding. This increase is offset however by the erosion of the net interest margin. The net interest margin (net interest income divided by average earning assets) was 2.97% for the nine-month period ended September 30, 2007. The net interest margin decreased 2 basis points from the margin of 2.99% for the nine months ended September 30, 2006. The continuation of the flat and inverted yield curve is the cause of the decline in net interest margin. Over the past year, funding costs have increased 60 basis points, from 3.15% to 3.75%. However, the tax-equivalent yield on earning assets has only increased 47 basis points for the same period. It is anticipated that continued emphasis on deposit growth and cost efficient funding should help to protect earnings from further margin erosion.

Provisions for Loan and Lease Losses

The provision for loan and lease losses for the first nine months of 2007 totaled $105,000, which was one-third of the provision for the first nine months of 2006. The provision for loan and lease losses is determined quarterly and assessed along with the adequacy of the allowance for loan and lease losses. Based on the current review of the portfolio and its underlying collateral, as well as to current market and economic conditions, Management determined that the reduced 2007 provision is adequate to cover exposure to losses.

During the first nine months of 2007, the Company recorded net charge-offs of $94,393 compared to net recoveries of $46,449 for the nine months of 2006. The net charge-offs for 2007 relate mostly to losses from a pool of sub-prime consumer automobile loans which the Company purchased in 2006.

Noninterest Income

Year to date noninterest income as of September 30, 2007 totaled $2,511,672, up $403,936, or 19.2%, from noninterest income from the same period in 2006. Banking service charges and fees totaled $984,135, increasing $92,021, or 10.3%, from the previous year. The increase in service charge income is due to increased fee income from deposit overdraft and uncollected fees, credit card interchange income and non-customer ATM fees. Trust fee income totaled $1,020,307 which represents an increase of $204,491, or 25.1%, from the first nine months of 2006. This increase is due to fees from investment management services. The Company's team of trust officers and investment professionals offers an attractive array of investment management and wealth management services for high net worth individuals. Other noninterest income totaled $487,598 which is an increase of $70,159, or 16.8%, from the first nine months of 2006. This increase is due mostly to increased income from revenue from the Company's retail investment products. The Company recorded gains on the sales of available for sale securities of $19,632 during the first nine months of 2007 and losses on the sales of available for sale securities of $17,633 during the first nine months of 2006. These sales were made for the purpose of reducing interest rate risk and positioning earning assets for future profitability.

Noninterest Expense

Nine-month noninterest expense as of September 30, 2007 totaled $10,289,690, and represented an increase of $679,158, or 7.1%, from the same period of 2006. Staffing, occupancy and equipment costs, particularly as they relate the three new branches opened during 2006, contributed to these increases. Decreases in advertising costs were reflective of 2006 branch promotions.

Other noninterest expenses totaled $1,340,318 which was a decrease of $39,150 from the first nine months of 2006. The majority of the decrease is a result of lower 2007 costs for exam and audit fees as they relate to regulatory reporting and the Company's plans for implementing Sarbanes Oxley initiatives. Also contributing to the decrease were costs for computer software and technology consulting which are anticipated to be reduced in 2007 due to the change in the core processor.

Income Taxes

The provision for income taxes for the first nine months of 2007 totaled $275,307, an increase of $53,504, or 24.1% from the same period in 2006. The increase in income tax expense in the first nine months of 2007 is due to higher taxable income levels due primarily to higher pretax earnings. The effective tax rate for the first nine months of 2007 was 14%, compared to 12% for the first nine months of 2006.

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

As of September 30, 2007, the Company had $114,326,979 in loan and lease commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments are anticipated to be met through deposits, loan and security paydowns and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At September 30, 2007, total shareholders' equity was $27,356,230 compared to $26,206,194 at December 31, 2006. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. On September 20, 2007 the Company approved a stock repurchase program to acquire in the next twelve months up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. Pursuant to the repurchase program, on October 4, 2007, the Company purchased 8,263 shares of Company Common Stock at a price of $16.00 per share, for an aggregate price of $132,208. The stock repurchase did not have a material effect on the capital ratios of the Bank or the Company.

The various capital ratios of the Company and the Bank are as follows as of September 30, 2007:

                                      Minimum
                                    Regulatory
                                   Capital Levels    The Company     The Bank
                                   --------------    -----------     --------

TIER 1:
  Leverage capital ratio                4%              8.01%          7.34%

  Risk-based capital ratio              4%             12.77%         11.71%

  Total risk-based capital ratio        8%             13.45%         12.40%

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

There were no material changes in loan or lease concentration or loan or lease quality that had a significant effect on the allowance for loan and lease losses calculation at September 30, 2007. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

At September 30, 2007, the allowance for loan and lease losses was equivalent to 114% of total non-performing assets as compared with 140% of total non-performing assets at December 31, 2006. As of September 30, 2007, non-performing assets were $1,858,313 and represented 0.59% of total loans and leases. Similarly, as of December 31, 2006, non-performing assets totaled $1,504,551 and represented 0.51% of total loans and leases. The ratio of the allowance for such loan and lease losses to total loans and leases at September 30, 2007 and December 31, 2006 was 0.67% and 0.71%, respectively.

Changes in the allowance for loan and lease losses for the periods ended September 30, 2007 and 2006 are as shown below:

                                         For the nine months ended September 30,
                                                  2007             2006
                                              -----------      -----------


Balance at beginning of the year              $ 2,106,100      $ 1,759,611
Provision for loan and lease losses               105,000          315,000
Loans charged-off                                (107,087)         (67,339)
Recoveries of loans previously charged-off         12,694           20,890
                                              -----------      -----------

Balance at end of period                      $ 2,116,707      $ 2,028,162
                                              ===========      ===========

The following table summarizes the Bank's other real estate owned, (OREO), past due and nonaccrual loans and leases, and nonperforming assets as of September 30, 2007 and December 31, 2006.

                                                    September 30, 2007  December 31, 2006
                                                         ----------         ----------
Nonaccrual loans and leases                              $1,858,313         $1,504,551

Other real estate owned                                          --                 --
                                                         ----------         ----------

Total nonperforming assets                               $1,858,313         $1,504,551
                                                         ==========         ==========

Loans and leases past due in excess of 90 days and
  accruing interest                                      $   14,990         $      343
                                                         ==========         ==========

POTENTIAL PROBLEM LOANS

As of September 30, 2007, there were no potential problem loans or leases not disclosed above, which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At September 30, 2007, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2006.

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

There are no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business.

Item 1A. Risk Factors. Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2007 the Company approved a stock repurchase program to acquire in the next twelve months up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. Shares purchased pursuant to the repurchase program, are shown below.

                      Issuer Purchases of Equity Securities
    --------------------------------------------------------------------
                                                 (c)               (d)
                                            Total number     Maximum number
                                              of shares      (or approximate
                                             (or units)       dollar value)
                        (a)                   purchased         of shares
                       Total       (b)       as part of      (or units) that
                     number of   Average      publicly         may yet be
                    shares (or  price paid    announced      purchased under
                      units)    per share       plans         the plans or
    Period           purchased  (or unit)    or programs        programs
    ------           ---------  ---------    -----------        --------

July 31, 2007            --        --            --               --
August 31, 2007          --        --            --               --
September 30, 2007       --        --            --           30,000*
       Total             --        --            --           30,000 shares

*On October 4, 2007, the Company purchased 8,263 shares, with an average price of $16.00 per share. Accordingly, the total number of shares purchased pursuant to the Plan announced on September 20, 2007 is 8,263 and the maximum number of shares which may yet be purchased under such Plan is 21,737 shares.

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

Dated: November 14, 2007              FIRST LITCHFIELD FINANCIAL
                                      CORPORATION

                                      By: /s/ Joseph J. Greco
                                      -----------------------
                                      Joseph J. Greco, President and
                                      Chief Executive Officer

Dated: November 14, 2007              By: /s/ Carroll A. Pereira
                                      --------------------------
                                      Carroll A. Pereira
                                      Principal Financial and
                                      Accounting Officer