Form 10-K
period 2007-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2008-03-31
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                         Commission file number 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                      06-1241321
---------------------------------------           ------------------------------
    (State or Other Jurisdiction                         (I.R.S. Employer
  of Incorporation or Organization)                     Identification No.)

    13 North Street, Litchfield, CT                         06759
---------------------------------------           ------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone number, including area code (860) 567-8752

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
    -------------------               -----------------------------------------

----------------------------         -------------------------------------------

----------------------------         -------------------------------------------

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

Yes |_| No |X|

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes |_| No |X|

Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.;

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter $36,247,774.

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. March 27, 2008 - 2,371,700

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2008.

                                TABLE OF CONTENTS
                                -----------------

PART I
------

          ITEM 1 -    BUSINESS                                                                           1
          ITEM 1A.    RISK FACTORS                                                                      10
          ITEM 1B.    UNRESOLVED STAFF COMMENTS                                                         12
          ITEM 2 -    PROPERTIES                                                                        13
          ITEM 3 -    LEGAL PROCEEDINGS                                                                 13
          ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               13

PART II
-------

          ITEM 5 -    MARKET FOR REGISTRANT'S COMMON EQUITY,
                         RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES                                                 14
          ITEM 6 -    SELECTED FINANCIAL DATA                                                           16
          ITEM 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS                                                          17
          ITEM 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        28
          ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                       30
          ITEM 9 -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURE                                                           31
          ITEM 9A -   CONTROLS AND PROCEDURES                                                           31
          ITEM 9A(T) - CONTROLS AND PROCEDURES                                                          31
          ITEM 9B -   OTHER INFORMATION                                                                 31

PART III
--------

          ITEM 10 -   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                            32
          ITEM 11 -   EXECUTIVE COMPENSATION                                                            32
          ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                         RELATED STOCKHOLDER MATTERS                                                    32
          ITEM 13 -   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE            32
          ITEM 14 -   PRINCIPAL ACCOUNTANT FEES AND SERVICES                                            32

PART IV
-------

          ITEM 15 -   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                        33

SIGNATURES                                                                                              37

PART I

ITEM 1.  BUSINESS

Business of the Company

First Litchfield Financial Corporation, a Delaware corporation (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was formed in 1988 and has one banking subsidiary, The First National Bank of Litchfield (the "Bank"), a national banking association organized under the laws of the United States. The Bank and its predecessors have been in existence since 1814. The principal executive office of the Company is located at 13 North Street, Litchfield, CT 06759, and the telephone number is
(860) 567-8752. The Company owns all of the outstanding shares of the Bank. The Bank has three subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations, and First Litchfield Leasing Corporation which is a Delaware corporation. The Bank holds a majority ownership position in First Litchfield Leasing Corporation. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. On June 26, 2003, the Company formed First Litchfield Statutory Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on June 26, 2003, the first series of trust preferred securities were issued. During the second quarter of 2006, the Company formed a second statutory trust, First Litchfield Statutory Trust II ("Trust II"). The Company owns 100% of Trust II's common stock. Trust II exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. In June 2006, Trust II issued its first series of trust preferred securities.

During the fourth quarter of 2006, The Bank formed First Litchfield Leasing Corporation for the purpose of providing equipment financing and leasing products. The Company considers First Litchfield Leasing Corporation as an operating segment for reporting business line results.

The Bank engages in a wide range of commercial and personal banking activities, including accepting demand deposits (including Money Market Accounts), accepting savings and time deposit accounts, making secured and unsecured loans and leases to corporations, individuals, and others, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services. The business of the Bank is not significantly affected by seasonal factors.

The Bank's lending services include commercial, real estate, and consumer installment loans and leases. Revenues from the Bank's lending activities constitute the largest component of the Bank's operating revenues. The loan and lease portfolio constitutes the major earning asset of the Bank and offers the best alternative for maximizing interest spread above the cost of funds. The Bank's loan and lease personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan or lease officer is forwarded to the loan committee for approval. The loan committee is composed of various experienced loan and lease officers and Bank directors. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan and lease policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

The Bank's primary lending area generally includes towns located in Litchfield and Hartford counties.

The Bank's Trust and Wealth Management Department provides a wide range of personal and corporate trust and trust-related investment services, including serving as executor of estates, as trustee under testamentary and intervivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, and as escrow agent under various agreements.

The Bank introduces new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet. The Bank also offers PC banking and bill paying via the Internet at its Website. The Bank also offers a cash management product; e-Business Advantage, which is geared toward commercial businesses, municipal and nonprofit customers and provides 24-hour online account management including real-time account monitoring, managing cash flow, collecting and making payments electronically, as well as transferring idle cash.

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

The Bank's lending policy is designed to correspond with its mission of remaining a community-oriented bank. The loan and lease policy sets forth accountability for lending functions in addition to standardizing the underwriting, credit and documentation procedures. The Bank's target market regarding lending is in the towns in which a Bank office is located and contiguous towns. The typical loan and lease customer is an individual or small business which has a deposit relationship with the Bank. The Bank strives to provide an appropriate mix in its loan and lease portfolio of commercial loans leases and loans and leases to individual consumers.

Loan and Lease Portfolio
------------------------

The Bank's loan and lease portfolio at December 31, 2007 - 2003 was comprised of the following categories:

                                               (Dollar Amounts in Thousands)
                                                         December 31,
                              -------------------------------------------------------------

                                 2007         2006         2005        2004          2003
                              ---------    ---------    ---------   ---------    ----------
Commercial loans              $  33,642    $  26,950    $  21,151   $  17,911    $   20,754
Commercial leases                 8,634           --           --          --            --
Real Estate
   Construction                  34,809       30,606       28,549      11,597         9,228
   Residential                  189,557      177,082      145,927     148,662       126,317
   Commercial                    55,752       53,318       42,145      33,655        27,022
Installment                       6,520        7,168        4,334       6,315         8,057
Others                               99          172           47          80            86
                              ---------    ---------    ---------   ---------    ----------
   Total Loans and Leases     $ 329,013    $ 295,296    $ 242,153   $ 218,220    $  191,464
                              =========    =========    =========   =========    ==========

The following table reflects the maturity and sensitivities of the Bank's loan and lease portfolio at December 31, 2007.

                                               (Dollar Amounts in Thousands)
                                             After one
                                One Year    year through    Due after         Total
                                 or less     five years    five years    loans and leases
                               ---------    ------------   ----------    ----------------
Commercial                     $  14,777    $      5,840   $   13,025         $    33,642
Leases                                --           6,943        1,691               8,634
Real Estate
   Construction                   17,271           1,827       15,711              34,809
   Residential                    38,392          37,849      113,316             189,557
   Commercial                      5,538          19,362       30,852              55,752

Installment                        1,106           3,575        1,839               6,520

Others                                99              --           --                  99
                               ---------    ------------   ----------         -----------
   Total Loans and Leases      $  77,183    $     75,396   $  176,434         $   329,013
                               =========    ============   ==========         ===========

At December 31, 2007,  loans  maturing  after one year  included  approximately:
$165,165,000 in fixed rate loans; and $86,665,000 in variable rate loans.

Investment Securities

The primary objectives of the Bank's investment policy are to provide a stable source of interest income, to provide adequate liquidity necessary to meet short and long-term changes in the mix of its assets and liabilities, to provide a means to achieve goals set forth in the Bank's interest rate risk policy and to provide a balance of quality and diversification to its assets. The available-for-sale portion of the investment portfolio is expected to provide funds when demand for acceptable loans and leases increases and is expected to absorb funds when loan and lease demand decreases.

At December 31, 2007 the carrying value of the Bank's investment portfolio was $129,013,733 or 25% of total assets. There were no Federal Funds Sold as of December 31, 2007.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2007 and 2006.

                                            (Dollar Amounts in Thousands)
                                          2007                   2006
                                -----------------------   ----------------------
                                Amortized       Fair       Amortized      Fair
                                   Cost        Value          Cost       Value
                                ----------   ----------   ----------   ---------
Available-for-sale              $  130,145   $  128,980      150,895   $ 147,780

Held-to-maturity                        34           34           41          40
                                ----------   ----------   ----------   ---------
                                $  130,179   $  129,014   $  150,936   $ 147,820
                                ==========   ==========   ==========   =========

The following tables present the maturity distribution of investment securities at December 31, 2007, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security. The maturity distribution shown below will differ from the contractual maturities because of the borrower has the ability to prepay or call the security.

Held-to-maturity

                                                           (Dollar Amounts in Thousands)

                                               Over One    Over Five                                     Weighted
                                  One Year     Through      Through    Over Ten      No                   Average
                                   Or Less    Five Years   Ten Years     Years    Maturity     Total       Yield
                                  --------    ----------   ---------   --------   --------   ---------   ---------
Mortgage-Backed Securities        $      7    $       27   $      --         --         --   $      34        7.04%
                                  ========    ==========   =========   ========   ========   =========   =========

Weighted Average Yield                7.22%         6.99%         --         --         --        7.04%
                                  ========    ==========   =========   ========   ========   =========

Available-for-sale (1)

U.S. Treasury Securities          $  2,001    $    2,006   $      --   $     --         --   $   4,007        4.47%
U.S. Government Agency
   Securities                           --         7,000      20,993      3,000         --      30,993        4.60%
State and Municipal Obligations         --            --      31,190         --         --      31,190        4.14%
Corporate & Other Bonds              1,000            --       3,030      4,899      2,000      10,929        6.43%
Mortgage-Backed Securities          12,091        37,026       3,909         --         --      53,026        4.77%
                                  --------    ----------   ---------   --------   --------   ---------   ---------
Total                             $ 15,092    $   46,032   $  59,122   $  7,899      2,000   $ 130,145        4.71%
                                  ========    ==========   =========   ========   ========   =========   =========

Weighted Average Yield                4.60%         4.72%       4.61%      5.78%      4.00%       4.71%
                                  ========    ==========   =========   ========   ========   =========

Total Portfolio                   $ 15,099    $   46,059   $  59,122   $  7,899      2,000   $ 130,179        4.71%
                                  ========    ==========   =========   ========   ========   =========   =========

Total Weighted Average Yield          4.60%         4.72%       4.61%      5.78%      4.00%       4.71%
                                  ========    ==========   =========   ========   ========   =========

(1) Dollars shown at amortized cost amounts.

Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2007, 2006 and 2005.

                                                   (Dollar Amounts in Thousands)

                                         2007                  2006                  2005
                                  ------------------   -------------------   --------------------
                                   Average   Average    Average    Average    Average    Average
                                   Balance    Rate      Balance     Rate      Balance      Rate
                                  ---------------------------------------------------------------
Non-interest bearing
   demand deposits                $ 68,278        --   $  65,047        --   $  61,375        --

Money market deposits               75,832      2.96%     74,200      2.20%     88,285      1.14%
Savings deposits                    55,026      1.37%     48,141       .67%     55,167       .21%

Time deposits                      136,764      4.59%    115,559      4.05%     84,771      2.73%
                                  ---------------------------------------------------------------
   Total deposits                 $335,900      2.76%  $ 302,947      2.19%  $ 289,598      1.18%
                                  ===============================================================

Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2007 are scheduled to mature as follows:

                        (Dollar Amounts in Thousands)
                        -----------------------------
             Three months or less                       $ 15,986

             Over three, through six months               11,098

             Over six, through twelve months              23,747

             Over twelve months                            1,514
                                                        --------

             Total                                      $ 52,345
                                                        ========

Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past three years:

                                                                Years ended December 31,
                                                           ---------------------------------
                                                            2007         2006           2005
                                                           -----        -----          -----
Return on average total
assets (net income divided by average total assets)          .39%         .29%           .91%

Return on average shareholders' equity (net
income divided by average shareholders' equity)             7.25         5.43          15.94

Equity to assets (average shareholders' equity as a
percent of average total assets)                            5.43         5.31           5.74

Dividend payout ratio                                      70.63        92.68          29.21

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

                                                           (Dollar Amounts in Thousands)
                                                              As of December 31, 2007
                                                                  Repriced Within
                                                   ---------------------------------------------
                                                    Under 3      4 to 12      1 to 5     Over 5
                                                     Months      Months        Years      Years
                                                   ---------   ----------    --------   --------
Securities available-for-sale                      $  17,657   $   18,389    $ 57,700   $ 36,399
Securities held-to-maturity                                2           20           8          4
Loan and Lease Portfolio                              80,282       71,096     133,642     43,993
Other                                                     --           --          --      5,388
                                                   ---------   ----------    --------   --------
Total interest earning assets                         97,941       89,505     191,350     85,784

Interest-bearing liabilities
   Money Market                                       15,012       38,554      25,173         --
     Savings                                          10,015           --      46,330         --
     Time                                             34,025       91,175       4,770         --
                                                   ---------   ----------    --------   --------
Total interest-bearing deposits                       59,052      129,729      76,273         --

Borrowed funds                                        24,272       21,577      55,038     38,109
                                                   ---------   ----------    --------   --------
Total interest-bearing liabilities                    83,324      151,306     131,311     38,109
Periodic gap                                       $  14,617   $  (61,801)   $ 60,039   $ 47,675
                                                   =========   ==========    ========   ========

Cumulative gap                                     $  14,617   $  (47,184)   $ 12,855   $ 60,530
                                                   =========   ==========    ========   ========

Cumulative gap as a percentage of
   total earning assets                                 3.15%      (10.16)%      2.77%     13.03%
                                                   =========   ==========    ========   ========

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. The regulators measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. Tier 2 capital may consist of limited amounts of the allowance for loan and lease losses, unrealized gains on equity securities and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

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

The following table presents the capital ratios for the Company and the Bank as of December 31, 2007:

                                                                     Minimum
                                   The Company's    The Bank's      Regulatory
                                       Ratio          Ratio       Capital Level
                                   -------------    ----------    -------------
RISK-BASED CAPITAL RATIO:

   Total Capital                       12.61%          11.65%            8%
   Tier 1 Capital                      11.96%          11.00%            4%

TIER 1 LEVERAGE CAPITAL RATIO:          8.04%           7.36%            4%

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

The Bank is  classified as  "well-capitalized"  under the above  guidelines.  An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action. In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

The federal banking agencies have established safety and soundness standards for insured financial institutions covering: (1) internal controls, information systems and internal audit systems; (2) loan and lease documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality and earnings; (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss; and (9) information security standards. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency.

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

Additionally, a bank may not make any capital distribution, including the payment of dividends, if, after making such distribution, the bank would be in any of the "under-capitalized" categories under the OCC's Prompt Corrective Action regulations.

The OCC also has the authority to prohibit the Bank from engaging in business practices which the OCC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the OCC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

FDIC Insurance

The Bank's deposits are insured through the Bank Insurance Fund of the FDIC up to a maximum of $100,000 per separately insured depositor. Effective April 1, 2006, the federal deposit insurance limits on certain retirement accounts increased so that such retirement accounts are separately insured by the FDIC up to $250,000.

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

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies are subject to oversight by the FRB, in addition to other regulatory agencies. Under the financial holding company structure, financial institutions have the ability to purchase or establish broker/dealer subsidiaries, as well as the option to purchase insurance companies. Additionally, securities and insurance firms are permitted to purchase full-service banks.

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

While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions appear to be the primary beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services. The Company has no current plans to operate within a financial holding company structure.

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

Pursuant to the Sarbanes-Oxley Act, the SEC has adopted rules to require:

      o disclosure of all material off-balance sheet transactions and relationship that may have a material effect upon the financial status of an issuer; and

      o the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act, among other things, also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the Company's auditor. In accordance with the requirements of Section 404, Management's report on internal controls is included herein at Item 9A(T). The SEC had delayed until fiscal years ending after December 15, 2008 for the auditors attestation report on internal controls over financial reporting and has proposed a further one-year delay. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the Company.

The USA Patriot Act

On October 26, 2001, President Bush signed into law The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"). On March 10, 2006, the President signed legislation making permanent certain provisions of the Patriot Act. The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that addresses certain issues involving financial institutions. Part of the Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLA"). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts. The Bank has implemented policies and procedures to address the requirements of the Patriot Act and IMLA.

Impact of Monetary Policies

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest rate earned by a bank on loans and leases, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans and leases, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan and lease losses a prudent course and could cause higher loan and lease loss charge-offs, thus adversely affecting the Bank's net earnings.

Employees

The Company, the Bank and its subsidiaries employ 117 full-time employees and 5 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

Forward Looking Statements

This Form 10-K and future filings made by the Company with the SEC, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for increased revenues and earnings for the Company and Bank through growth resulting from acquisitions, attraction of new deposit and loan and lease customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Availability of Financial Information

The Company files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains quarterly and annual reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company's website address is: www.fnbl.com.

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

   o  low cost or non-interest bearing deposits may decrease; and,

   o collateral for loans and leases made by the Bank, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with the Bank's existing loans and leases.

      In view of the geographic concentration of the Bank's operations and the collateral securing the Bank's loan and lease portfolio in Litchfield and Hartford Counties, Connecticut, the Bank may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows.

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

      A   substantial   portion  of  the  Bank's  income  is  derived  from  the
differential or "spread" between the interest earned on loans and leases, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Because of the differences in the maturities and repricing characteristics of the Bank's interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank's interest rate spread and, in turn, the Bank's profitability. In addition, loan and lease origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan and lease originations while lower interest rates are usually associated with higher loan and lease originations. Conversely, in rising interest rate environments, loan and lease repayment rates may decline and in falling interest rate environments, loan and lease repayment rates may increase. Falling interest rate environments may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress the Bank's loan and lease volumes or cause rates on loans and leases to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans and leases may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. As short-term rates continue to rise, retention of existing deposit customers and the attraction of new deposit customers may require the Bank to increase rates it pays on deposit accounts. Changes in levels of market interest rates could materially and adversely affect the Bank's net interest spread, asset quality, loan and lease origination volume, business, financial condition, results of operations and cash flows.

      Certain types of loans and leases in the Bank's portfolio have a higher degree of risk and a downturn in the Bank's real estate markets could hurt the Bank's business.

      A downturn in the Bank's real estate markets could hurt the Bank's business because most of the Bank's loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans and leases to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing the Bank's loans and leases could be reduced. The Bank's ability to recover on defaulted loans and leases by foreclosing and selling the real estate collateral would then be diminished and the Bank would be more likely to suffer losses on defaulted loans and leases. A majority of the Bank's loan and lease portfolio consisted of loans and leases collateralized by various types of real estate. Substantially all of the Bank's real estate collateral is located in Connecticut. If there is a significant decline in real estate values, especially in Connecticut, the collateral for the Bank's loans and leases will provide less security. Any such downturn could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows.

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

      In the business of banking, the allowance for loan and lease losses is an estimate and may not be adequate to cover all future actual losses.

      A source of risk arises from the possibility that losses could be incurred because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Bank's ability to predict, influence or control.

      Like all banking institutions, the Bank maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. The allowance for loan and lease losses reflects the Bank's estimate of the probable losses in the Bank's loan and lease portfolio at the relevant balance sheet date. The Bank's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan and lease portfolio and economic factors. The determination of an appropriate level of loan and lease loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Bank's control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review the Bank's loans, leases and allowance for loan and lease losses.

      Banks rely on certain third-party service providers.

      The Bank relies on certain third-party service providers for much of the Bank's communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in the Bank's customer relationship management, general ledger, deposit, servicing and/or loan and lease origination systems. The Bank cannot be certain that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. The occurrence of any failures or interruptions could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows. If any of the Bank's third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in the Bank's relationships with them, the Bank may be required to locate alternative sources of such services, and the Bank cannot be certain that the Bank could negotiate terms that are as favorable to the Bank, or could obtain services with similar functionality as found in the Bank's existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on the Bank's business, financial condition, results of operations and cash flows.

      The Bank faces strong competition from financial service companies and other companies that offer banking services.

      The Bank conducts the Bank's banking operations in Connecticut. Increased competition in the Bank's markets may result in reduced loans, leases and deposits. Ultimately, the Bank may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that the Bank offers in its service areas. These competitors include national banks, regional banks and other community banks. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits, which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans, leases and deposits, efforts to obtain loan, lease and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. The Bank also faces competition from out-of-state financial intermediaries that have opened loan and lease production offices or that solicit deposits in the Bank's market areas. If the Bank is unable to attract and retain banking customers, it may be unable to continue the Bank's loan, lease and deposit growth and the Bank's business, financial condition, results of operations and cash flows may be adversely affected.

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

During the year ended December 31, 2007, the net rental expenses paid by the Bank for all of its office properties was approximately $242,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank.

                                                     Owned                Lease
     Location                Address                Leased             Expiration
------------------   -----------------------   ----------------   --------------------
Main Office          13 North Street           Owned since 1816
                     Litchfield, CT

Marble Dale          Route 202                 Leased             2008
                     Marble Dale, CT

Washington Depot     Bryan Plaza               Owned since 1959
                     Washington Depot, CT

Goshen               Routes 4 & 63             Owned since 1989
                     Goshen, CT

Roxbury              Route 67                  Leased             2009 with one 5-year
                     Roxbury, CT                                  extension

New Milford          Route 202                 Leased             2011 with one 5-year
                     New Milford, CT                              extension

Torrington           1057 Torringford Street   Leased             2026 with option
                     Torrington, CT                               to purchase

Canton               188 Albany Turnpike       Owned since 2005
                     Canton, CT

Trust Department     40 West Street            Owned since 1996
                     Old Borough Firehouse
                     Litchfield, CT

Torrington, North    397 Main Street           Owned since 2007
                     Torrington, CT

Finance Department   29 West Street            Leased             2009 with one 3-year
                     Litchfield, CT                               extension

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL.OB. As of March 12, 2008, there were 2,504,729 shares issued and 2,371,700 shares outstanding, which were held by approximately 420 shareholders.

The following information, provided by Oppenheimer and Co., sets forth transactions in the Company's Common Stock in each quarter of the two most recently completed fiscal years:

2006                          High/Low
                         -----------------
First Quarter ......     $ 28.10   $ 23.10
Second Quarter .....       28.10     24.76
Third Quarter ......       25.71     23.81
Fourth Quarter .....       23.31     21.25

2007                          High/Low
                         -----------------
First Quarter ......     $ 21.85   $ 19.10
Second Quarter .....       20.40     18.60
Third Quarter ......       19.00     13.50
Fourth Quarter .....       16.95     14.99

In December 2006, in a single transaction, the Company purchased 5,000 shares of outstanding Common stock. In September 2007, Company's Board of Directors approved a stock repurchase program to acquire in the next twelve months up to an aggregate of 30,000 shares of the Company's outstanding shares of common stock. Pursuant to the repurchase program, in October 2007, the Company purchased 8,263 shares of the Company's Common stock.

Dividends

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 2005, 2006 and 2007, the Company declared cash dividends of 57 cents per share, 60 cents per share and 60 cents per share, respectively. During 2005, 2006 and 2007 the Company declared stock dividends of 5.00%.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 2007, approximately $3,417,000 of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

Recent Sales of Unregistered Securities

In the past three years, there have been no sales of unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2007:

                      Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------------------
                                        Number of
                                     securities to be
                                        issued upon                                         Number of securities remaining
                                        exercise of                                         available for future issuance
                                        outstanding       Weighted average exercise price     under equity compensation
                                     options, warrants   of outstanding options, warrants    plans (excluding securities
          Plan Category                  and rights                 and rights                 reflected in Column (a))
--------------------------------------------------------------------------------------------------------------------------
                                            (a)                         (b)                               (c)
Equity compensation plans approved
         by shareholders                   32,327                     $ 11.64                            25,000
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
  approved by shareholders                  N/A                         N/A                               N/A
--------------------------------------------------------------------------------------------------------------------------
              Total                        32,327                     $ 11.64                            25,000
--------------------------------------------------------------------------------------------------------------------------

                          STOCK PRICE PERFORMANCE GRAPH
                          -----------------------------

Set forth below is a line graph with an explanatory table comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the total return of the S&P 500 Index and the SNL Bank Index for Banks with total assets more than $250 million and less than $500 million. The calculation of total cumulative return assumes a $100 investment in the Company's Common Stock and each of the other indices on December 31, 2002.

                         First Litchfield Financial Corp
                            Total Return Performance

[THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
              AMONG FIRST LITCHFIELD FINANCIAL CORP., S&P 500 INDEX
                       AND THE SNL $250 - $500 BANK INDEX

Period Ending                     12/31/02   12/31/03   12/31/04   12/31/05   12/31/06   12/31/07
                                  --------   --------   --------   --------   --------   --------
Index
-----
First Litchfield Financial Corp    100.00     168.50     254.05     242.21     199.42     152.79
S & P 500 Index                    100.00     128.69     142.69     149.69     173.33     182.82
SNL $250-$500M Bank Index          100.00     144.49     163.99     174.11     181.92     147.85

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited consolidated financial statements and the notes thereto and the other information contained in this Form 10-K. The selected balance sheet data as of December 31, 2007 and 2006, and the selected income statement data for the years ended December 31, 2007, 2006 and 2005, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K. The balance sheet data as of December 31, 2005, 2004 and 2003, and income statement data for the years ended December 31, 2004, and 2003, are derived from audited consolidated financial statements of the Company not included herein.

                                                                  At or For the Year Ended December 31,

                                                   2007            2006            2005            2004            2003
                                              -------------   -------------   -------------   -------------   -------------
Income Statement Data

Interest Income                               $  28,098,261   $  25,805,321   $  21,665,441   $  19,809,236   $  16,609,791
Interest Expense                                 14,885,202      13,114,088       7,594,052       6,216,042       5,788,062
Net Interest Income                              13,213,059      12,691,233      14,071,389      13,593,194      10,821,729
Noninterest Income                                3,431,476       2,272,986       2,899,313       2,432,094       2,643,623
Noninterest Expense                              14,267,491      13,202,841      11,081,440      10,228,091       9,497,832
Income Before Income Taxes                        2,173,044       1,341,378       5,547,234       5,437,197       3,667,520
Income Taxes                                        225,702         (67,525)      1,511,343       1,520,962         881,096
Net Income                                        1,947,342       1,408,903       4,035,891       3,916,235       2,786,424

Balance Sheet Data

Total Loans, Leases and Loans Held for Sale     329,012,939     296,338,181     242,152,589     218,220,157     191,463,609
Allowance for Loan and Lease Losses               2,151,622       2,106,100       1,759,611       1,389,947       1,149,454
Total Investment Securities                     129,013,733     147,820,791     182,949,393     173,864,701     171,164,956
Total Assets                                    507,653,629     501,232,357     467,560,946     424,304,747     393,771,197
Total Deposits                                  335,617,664     333,428,874     277,870,361     300,847,379     303,556,487
Total Borrowings                                140,079,676     137,610,667     157,301,172      96,620,588      66,211,000
Total Liabilities                               479,291,017     474,976,163     441,591,209     399,759,074     371,488,266
Shareholders' Equity                             28,312,612      26,206,194      25,969,737      24,545,673      22,282,931

Selected Ratios and
Per Share Data

Return on Average Assets                                .39%            .29%            .91%            .93%            .80%
Return on Average Equity                               7.25%           5.43%          15.94%          17.33%          13.02%
Basic Net Income Per Share (1)                $         .82   $         .60   $        1.72   $        1.68   $        1.22
Diluted Net Income Per Share (1)                        .82             .59            1.70            1.65            1.19
Price Per Share (1)                                   14.50           21.73           27.25           30.00           20.65
Book Value Per Share (1)                              11.96           11.63           12.16           12.12           11.75
Dividends Declared:
   Cash                                       $         .60   $         .60   $         .57   $         .50   $         .42
   Stock                                               5.00%           5.00%           5.00%           5.00%           5.00%
Cash Dividend Yield                                    4.14%           2.76%           2.09%           1.67%           2.03%

(1) All per-share data has been adjusted to give retroactive effect to all stock dividends and splits.

       SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

Selected quarterly data for 2007 and 2006 follows:

                                                  First           Second          Third           Fourth
                                                 Quarter         Quarter         Quarter         Quarter
                                              -------------   -------------   -------------   -------------
2007:
-----

Interest Income                               $   6,882,582   $   6,995,279   $   7,113,345   $   7,107,055
Interest Expense                                  3,700,632       3,694,001       3,775,752       3,714,817
Net Interest Income                               3,181,950       3,301,278       3,337,593       3,392,238
Noninterest Income                                  794,572         826,799         890,301         919,804
Noninterest Expense                               3,456,906       3,452,099       3,380,685       3,977,801
Income Before Income Taxes                          414,616         675,978         847,209         235,241
Income Taxes                                         11,722          94,212         169,373         (49,605)
Net Income                                          402,894         581,766         677,836         284,846

Basic Net Income Per Share (1)                $         .17   $         .24   $         .29   $         .12

Diluted Net Income Per Share (1)              $         .17   $         .24   $         .29   $         .12

2006:
-----

Interest Income                               $   5,877,209   $   6,184,919   $   6,775,724   $   6,967,469
Interest Expense                                  2,615,402       2,984,905       3,598,745       3,915,036
Net Interest Income                               3,261,807       3,200,014       3,176,979       3,052,433
Noninterest Income                                  667,495         704,477         735,764         165,250
Noninterest Expense                               3,096,249       3,283,532       3,230,751       3,592,309
Income Before Income Taxes                          728,053         515,959         576,992        (479,626)
Income Taxes                                        104,693          40,516          76,594        (289,328)
Net Income                                          623,360         475,443         500,398        (190,298)

Basic Net Income Per Share (1)                $         .27   $         .20   $         .21   $        (.08)

Diluted Net Income Per Share (1)              $         .26   $         .20   $         .21   $        (.08)

(1) All per-share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of financial condition of the Company on a consolidated basis as of December 31, 2007 and 2006 and results of operations and analysis of the Company on a consolidated basis for the three years ended December 31, 2007, 2006 and 2005. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. Additionally included in these statements as of December 31, 2007 and 2006, and for the twelve month periods ending December 31, 2007 and 2006, are the accounts of First Litchfield Leasing Corporation; a subsidiary in which the Bank owns an majority interest. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

FINANCIAL CONDITION

Total assets as of December 31, 2007 were $507,653,629, an increase of $6,421,272, or 1.3% from year-end 2006 total assets of $501,232,357.

The securities portfolio totaled $129,013,733 as of December 31, 2007, a decrease of 12.7% from the December 31, 2006 balance of $147,820,791. The decrease in the portfolio is primarily due to a continued restructuring of the balance sheet towards a more profitable mix of earning assets which is focused on loans and leases rather than investments.

The net loan and lease ("loan") portfolio as of December 31, 2007 totaled $327,475,371 and increased by 11.4% or $33,575,346, from the December 31, 2006 balance of $293,900,025. The volume of loan growth during 2007 was realized primarily in the residential mortgage portfolio, as well as in construction mortgages and commercial loans and leases. The residential mortgage portfolio totaled $189,556,668 as of December 31, 2007, increasing by $12,474,525, or 7.0%
during 2007. Growth in residential mortgages is attributed to the popularity of the fixed rate thirty year product as well as selected growth in interest-only mortgages.

Construction mortgages totaled $34,808,984 as of December 31, 2007 which is an increase of $4,203,197, or 13.7% over the year-end 2006 balance. The growth in construction mortgages was related to commercial properties which increased by over $9 million during the year and offset the decline in construction loans for residential properties. The commercial mortgage portfolio totaled $55,752,240 as of December 31, 2007, increasing slightly over the year-end 2006 balance of $53,318,351. Consistent with Management's strategy to migrate to a more profitable composition of earning assets, and through the acquisition of commercial lending expertise, expanded markets and the addition of the leasing subsidiary, commercial loan and lease growth was strong during 2007. Commercial loans totaled $33,641,679 as of December 31, 2007 which was an increase of $6,691,694 or 24.8% from the December 31, 2006 balance of $26,949,985. Growth in commercial loans has been in both lines of credit and in term financing and continues to be a result of the sales development and commercial calling initiatives for traditional and contiguous markets. As a complement to the Bank's commercial lending product line, First Litchfield Leasing Corporation began offering financing through middle market equipment leasing during 2007. In its first year of operation the subsidiary funded nearly $13 million of loans and leases. Leases were in amounts ranging from $15,000 to $2,100,000. Lease receivables were $8,634,199 at December 31, 2007. Management attributes the first year success of the subsidiary to Bank cross sales and more importantly to the depth in experience and knowledge of the subsidiary's management team. As of December 31, 2007, the installment loan portfolio totaled $6,519,812, a decrease of 9.0% from the year-end 2006 balance of $7,167,980. The decline in the portfolio is related to the amortization of a small pool of consumer auto loans purchased by the Company during 2006.

Cash and cash equivalents totaled $21,497,194, as of December 31, 2007, which was a decrease of $7,700,443, or 26.4% compared to the balance of $29,197,637 as of December 31, 2006. Much of the decrease is due to lower cash letter activity and reserve balances as of year-end 2007 as compared to year-end 2006. Offsetting some of the decrease however, was a higher level of funds temporarily invested in interest bearing correspondent bank balances resulting from temporary balance sheet liquidity at year-end 2007.

Net premises and equipment totaled $7,758,761 as of December 31, 2007, increasing by $318,445 from the year-end 2006 balance of $7,440,316. Increases in premises and equipment during 2007 were primarily related to the purchase of the Bank's downtown Torrington branch which had been previously leased. Also included in the increase were various equipment purchases related the Bank's core processor conversion in 2007. Included in net premises and equipment is a capital lease related to the Bank's Hilltop Torrington branch. During 2007, depreciation and amortization of bank premises and equipment totaled $751,259 and net purchases totaled $1,074,027.

Deferred tax assets totaled $1,327,535 as of December 31, 2007, which is a decrease of $845,498, or 38.9% from the December 31, 2006 balance of $2,173,033. Most of the decrease was associated with the decrease in the unrealized losses on available for sale securities.

Total liabilities were $479,291,017 as of December 31, 2007, an increase of $4,314,854 from the December 31, 2006 balance of $474,976,163.

Deposits as of December 31, 2007 were $335,617,664, increasing $2,188,790, or less than 1%, from the December 31, 2006 balance of $333,428,874. Demand deposits totaled $70,564,267 as of December 31, 2007, which was a 3% increase from the year-end 2006 balance. Savings deposits totaled $56,344,878, which was an increase of $11,040,211, or 24.4% from the December 31, 2006 balance. Growth in savings deposits was related to the Bank's introduction of a municipal NOW account. Additionally contributing to the growth in savings deposits was the popularity of the Bank's health savings accounts (HSA). Money market deposits totaled $78,738,706, which was an increase of $7,658,771, or 10.8% from the December 31, 2006 balance of $71,079,935. Much of the increase was in the competitively priced "Synergy" relationship money market product introduced during the previous year. Also, increases in money market deposits were due to higher balances held for the Bank's trust customers. Time certificates of deposit totaled $129,969,813 as of December 31, 2007, which was a decrease of 12.5%, or $18,572,709 from year-end 2006. Most of this decrease was due to lower levels of brokered certificates of deposit through financial institution counterparties. These deposits totaled $3,000,000 at year-end 2007 compared to $22,500,000 at year-end 2006. While they remain a cost efficient source of funding, deposit growth in the new markets replaced these deposits. The growth in retail time certificates of deposit was in products with terms under one year, primarily in six to nine months maturities.

As of December 31, 2007, Federal Home Loan Bank (FHLBB) advances totaled $91,500,000 as compared to $67,000,000 as of December 31, 2006. At December 31, 2007, borrowings under repurchase agreements totaled $35,692,773, a decrease of $23,713,250 from the year-end 2006 balance of $59,406,023. As of December 31, 2007 and 2006, included in repurchase agreements was $14,142,773 and $12,206,023, respectively, of balances in the overnight investment product offered to the Bank's commercial and municipal cash management customers. At December 31, 2007, total borrowings under repurchase agreements with financial institutions and FHLBB advances totaled $113,050,000 compared to the balance of $114,200,000 at December 31, 2006. As of December 31, 2007 and 2006, obligations under subordinated debt totaled $10,104,000. The subordinated debt represents the Company's liability for junior subordinated notes with regard to First Litchfield Statutory Trust I and II, which were issued in 2003 and 2006, respectively. At year-end 2007 and 2006, the ratio of borrowed funds to total assets remained at similar levels of 27.0% and 27.2%, respectively.

Collateralized borrowings totaled $1,699,336 as of December 31, 2007. The borrowings are related to participation agreements for the sale of loans that include provisions for the Bank to repurchase the loans at its future discretion, and therefore disqualifying the classification of these loans as sold. A similar amount is recorded in loans receivable. There were no collateralized borrowings as of December 31, 2006.

RESULTS OF OPERATIONS - 2007 COMPARED TO 2006

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans, leases and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year totaled $1,947,342 or $.82 basic and diluted earnings per share. Earnings increased 38.2% or $538,439 from 2006 earnings of $1,408,903, or $.60 and $.59 basic and diluted earnings per share, respectively. The Company's return on average shareholders' equity totaled 7% for 2007 versus 5% for 2006.

Net Interest Income

Net interest income for the year of 2007 totaled $13,213,059, an increase of 4.1% or $521,826, from 2006. See "Rate/Volume Analysis" on page 21 for a description of the various factors that impacted net interest income. Average earning assets, which represent the Company's balance in loans, leases, investment securities and Federal funds sold, totaled $463 million for 2007, which was a slight increase over the 2006 average of $458 million. The change in the composition of earning assets however, was significant. Average loans and leases increased from $267,353,000 and 58% of average earning assets in 2006 to $311,594,000 and 67% of the average earning assets in 2007. The loan and lease growth was realized in the commercial lending, leasing and mortgage portfolios and was funded primarily by cash flows and the resultant decrease in the investment portfolio.

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2007 and 2006. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

                                                     2007             2006
                                                --------------   --------------
Interest and dividend income                    $   28,098,261   $   25,805,321
Tax-equivalent adjustment                              611,559          646,130
Interest expense                                   (14,885,200)     (13,114,088)
                                                --------------   --------------
Net interest income                             $   13,824,620   $   13,337,363
                                                ==============   ==============

As shown below, the 2007 net interest margin increased 8 basis points from the 2006 level of 2.91% to 2.99%. The net interest spread decreased slightly from the 2006 level of 2.46% to 2.43% primarily due to a more expensive mix of funding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                           2007                                        2006
                                      ------------------------------------------   -------------------------------------------
                                                           Interest                                    Interest
                                           Average          Earned/      Yield/        Average         Earned/         Yield/
                                           Balance           Paid         Rate         Balance           Paid           Rate
                                      ----------------   ------------   --------   --------------   --------------   ---------
ASSETS
Interest Earning Assets:
Loan and lease receivables            $    311,594,000   $ 21,057,941       6.76%  $  267,353,000   $   17,401,364        6.51%
Securities                                 142,460,000      7,250,336       5.09      188,974,000        8,995,775        4.76
Federal funds sold and other                 9,032,000        401,543       4.45        1,856,000           54,312        2.93
                                      ----------------   ------------              --------------   --------------
Total interest earning assets              463,086,000     28,709,820       6.20      458,183,000       26,451,451        5.77

Allowance for loan and lease losses         (2,130,000)                                (1,935,000)
Cash & due from banks                       12,268,000                                 15,522,000
Premises and equipment                       7,679,000                                  5,106,000
Net unrealized loss on securities           (2,815,000)                                (5,119,000)
Other assets                                17,097,000                                 17,189,000
                                      ----------------                             --------------

Total Average Assets                  $    495,185,000                             $  488,946,000
                                      ================                             ==============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                      $     55,026,000   $    752,024       1.37%  $   48,141,000   $      323,492        0.67%
Money market deposits                       75,832,000      2,241,181       2.96       74,200,000        1,631,588        2.20
Time deposits                              136,764,000      6,280,686       4.59      115,559,000        4,676,810        4.05
Borrowed funds                             127,716,000      5,611,309       4.39      158,442,000        6,482,198        4.09
                                      ----------------   ------------              --------------   --------------
Total interest bearing liabilities         395,338,000     14,885,200       3.77      396,342,000       13,114,088        3.31
Demand deposits                             68,278,000                                 65,047,000
Other liabilities                            4,705,000                                  1,598,000
Shareholders' Equity                        26,864,000                                 25,959,000
                                      ----------------                             --------------

Total Liabilities and Equity          $    495,185,000                             $  488,946,000
                                      ================                             ==============
Net interest income                                      $ 13,824,620                               $   13,337,363
                                                         ============                               ==============
Net interest spread                                                         2.43%                                         2.46%
                                                                     ===========                                     =========
Net interest margin                                                         2.99%                                         2.91%
                                                                     ===========                                     =========

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2007 when compared to the year ended December 31, 2006 in net interest income arising from changes in interest rates and from changes in asset and liability volume. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                                         2007 Compared to 2006
                                                         ---------------------
                                                      Increase (Decrease) Due to
                                                      --------------------------
                                                 Volume            Rate         Total
                                             -------------   -------------   ------------
Interest earned on:
Loan and lease receivables                   $   2,969,124   $     687,453   $  3,656,577
Securities                                      (2,333,716)        588,277     (1,745,439)
Federal funds sold and other                       306,119          41,112        347,231
                                             -------------   -------------   ------------
Total interest earning assets                      941,527       1,316,842      2,258,369
                                             -------------   -------------   ------------
Interest paid on:
Deposits                                           896,927       1,745,074      2,642,001
Borrowed funds                                  (1,320,406)        449,517       (870,889)
                                             -------------   -------------   ------------
Total interest bearing liabilities                (423,479)      2,194,591      1,771,112
                                             -------------   -------------   ------------
Increase (decrease) in net interest income   $   1,365,006   $    (877,749)  $    487,257
                                             =============   =============   ============

Tax equivalent net interest income for 2007 increased $487,257 or 3.7% over 2006. The increase in net interest income was due to increased margin resulting from a more profitable mix of earning assets in spite of the flat and inverted yield curve experienced during most of 2007. The 2007 net interest margin (net interest income divided by average earning assets) increased from the previous year's level of 2.91% by 8 basis points to 2.99%. Interest income on average earning assets for 2007 totaled $28,709,820, which was an increase of 8.5%, or $2,258,369 from 2006 interest income on average earning assets of $26,451,451. Interest expense on average earning assets totaled $14,885,200 for 2007, which was an increase of $1,771,112 from 2006. As shown in the Rate/Volume Analysis above, the increase in net interest income on average earning assets was significantly impacted by the improved average earning assets resulting from the changes in the earning asset mix as well as in the funding mix. The change in earning asset mix was the main reason for the $941,527 volume increase in interest income. The 2007 yield on average earning assets was 6.20% which was an increase of 43 basis points from the 2006 yield of 5.77%. The related interest expense from average interest bearing liabilities also reflects an improvement in the mix of liabilities. Funding through borrowed money averaged $127,716,000 which was a decrease of $30,726,000 or 19.4% from the 2006 average. These funds were replaced by retail deposits which resulted in a volume reduction of interest expense of approximately $423,479. In total, the improvement in the volume mix of assets and liabilities contributed $1,365,006 to tax-equivalent net interest income.

Offsetting some of the positive impact from the improvement in the mix of average earning assets was continued margin compression due to the flat and sometimes inverted yield curve experienced during 2007 and 2006. Interest income, as a result of changes in interest rates, increased by $1,316,842 in 2007. This increase is reflected in the increased yields on the loan and lease portfolio as well as in the investment portfolio where yields have increased by 25 and 33 basis points, respectively. Unfortunately, funding costs for 2007 increased by 46 basis points, from 3.31% in 2006 to 3.77% in 2007. The increase in costs is attributed to the increases in short term rates and intense market competition for all retail deposits. Interest expense, as a result of changes in interest rates, increased by $2,194,591 for 2007. Overall, the reduction in tax-equivalent net interest income due to margin compression approximated $877,749 for 2007.

Noninterest Income

Non-interest income for 2007 totaled $3,431,476, increasing $1,158,490, or 51.0% from 2006 non-interest income of $2,272,986. Much of the increase in non-interest income is due to the 2006 sale of securities executed as part of the balance sheet restructure. This sale resulted in a loss totaling $666,702. There were no similar balance sheet transactions during 2007. However, sales of available for sale securities transacted for yield and price volatility maintenance purposes resulted in gains totaling $19,632 during 2007.

Other areas of non-interest income contributed to the increase over 2006 results. Fees from trust services for 2007 totaled $1,372,999, an increase of $237,108, or 20.9% from the previous year's fees of $1,135,891. This increase is attributed growth in assets under management resulting from key wealth management talent, cross sales, our reputation for customer service and the value added products this area offers in our market. Banking service charges and fees increased 10.8%, or $132,597 from 2006, as a result of revenue opportunities from deposit accounts and cash management services.

Noninterest Expenses

Noninterest expenses totaled $14,267,491 in 2007, an increase of 8.1%, or $1,064,650 from 2006 noninterest expenses of $13,202,841. The execution of initiatives begun in 2006 and the full year's costs related to those initiatives was responsible for the increase in noninterest expense. These initiatives included increasing the branch franchise, adding key talent to the wealth management and commercial lending areas and the formation of the leasing company, and resulted in significantly increased costs in personnel, occupancy, equipment, and other noninterest expenses.

Salary and benefits costs totaled $7,930,160, increasing $1,077,578, or 15.7% from 2007 costs of $6,852,582. This increase reflects the staffing for the new branches, wealth management, commercial lending and the leasing company. The increase in these costs, however was mitigated by cost containment strategies for staffing, overtime and group insurance.

Computer services costs totaled $860,600 for 2007 which was a decrease of $168,627, or 16.4% from 2006 costs of $1,029,227. During the first quarter of the year, the Company completed its conversion to a new core processor. The benefits of the conversion are enhanced product and service capabilities, operational efficiencies and decreased costs related to core processing and ancillary services. The decrease in computer services expense is the result of the lower processing costs as well as to vendor credits which were utilized during the year. Net occupancy and equipment costs totaled $1,784,649, which was an increase of $297,184 or 20.0% above 2006 costs. Depreciation, building maintenance, property taxes and utilities expenses, especially as they relate to a full year's cost of the new branch facilities, caused increases in these expenses. Advertising fees totaled $469,385 which was a decrease of $209,055 over 2006 costs. This decrease was mostly related to the 2006 branch opening promotions and related direct mail campaigns. Commission, services and fees expenses totaled $505,412, decreasing $15,421, from 2006. The majority of this expense for 2007 was advice and consulting relating to corporate initiatives, investment and interest rate risk, lending, trust, retail and personnel. Other noninterest expenses totaled $1,916,616 and increased 2.1% over the 2006 expenses. This expense includes costs for telephone, software, travel, contributions, exam and audit, regulatory assessments and insurance.

RESULTS OF OPERATIONS - 2006 COMPARED TO 2005

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans, leases and investment securities, and interest expense due on deposits and borrowed money.

Net income for the year totaled $1,408,903 or $.59 and $.60 diluted and basic earnings per share, respectively. Earnings decreased 65.1% or $2,626,988 from 2005 earnings of $4,035,891, or $1.70 and $1.72 diluted and basic earnings per share. The Company's return on average shareholders' equity totaled 5% for 2006 versus 16% for 2005.

The decline in earnings resulted primarily from decreased net interest income, increased non-interest expenses and the loss on the sale of securities.

Net Interest Income

Net interest income for the year of 2006 totaled $12,691,233, a decrease of 9.8% or $1,380,156, from 2005. See "Rate/Volume Analysis" on p. 23 for a description of the various factors that impacted net interest income. Average earning assets, which represent the Company's balance in loans and leases, investment securities and Federal funds sold, totaled $458 million for 2006, an increase of $46 million from 2005 average earning assets of $412 million. This growth was realized in the commercial lending and mortgage portfolios as well as in the investment portfolio and was funded primarily from increases in borrowed funds, certificates of deposit and demand deposits. As shown below, the 2006 net interest margin decreased 61 basis points from the 2005 level of 3.52% to 2.91%. The net interest spread decreased from the 2005 level of 3.21% to 2.46% primarily due to increased funding costs, and a lower proportionate share of demand deposit growth during 2006.

                                                      2006             2005
                                                 --------------   -------------
Interest and dividend income                     $   25,805,321   $  21,665,441
Tax-equivalent adjustment                               646,130         428,367
Interest expense                                    (13,114,088)     (7,594,052)
                                                 --------------   -------------
Net interest income                              $   13,337,363   $  14,499,756
                                                 ==============   =============

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2006 and 2005. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         2006                                    2005
                                        -------------------------------------   -------------------------------------
                                                          Interest                                Interest
                                           Average         Earned/     Yield/      Average         Earned/     Yield/
                                           Balance          Paid        Rate       Balance          Paid        Rate
                                        -------------   ------------   ------   -------------   ------------   ------
ASSETS
Interest Earning Assets:
Loans receivable                        $ 267,353,000   $ 17,401,364     6.51%  $ 237,399,000   $ 14,449,159     6.09%
Securities                                188,974,000      8,995,775     4.76     173,223,000      7,625,982     4.40
Federal funds sold and other                1,856,000         54,312     2.93       1,292,000         18,667     1.44
                                        -------------   ------------            -------------   ------------
Total interest earning assets             458,183,000     26,451,451     5.77     411,914,000     22,093,808     5.36

Allowance for loan losses                  (1,935,000)                             (1,574,000)
Cash & due from banks                      15,522,000                              14,860,000
Premises and equipment                      5,106,000                               3,593,000
Net unrealized loss on securities          (5,119,000)                             (2,891,000)
Other assets                               17,189,000                              15,399,000
                                        -------------                           -------------

Total Average Assets                    $ 488,946,000                           $ 441,301,000
                                        =============                           =============
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits                        $  48,141,000   $    323,492     0.67%  $  55,167,000   $    115,448     0.21%
Money market deposits                      74,200,000      1,631,588     2.20      88,285,000      1,002,312     1.14
Time deposits                             115,559,000      4,676,810     4.05      84,771,000      2,312,234     2.73
Borrowed funds                            158,442,000      6,482,198     4.09     124,558,000      4,164,058     3.34
                                        -------------   ------------            -------------   ------------
Total interest bearing liabilities        396,342,000     13,114,088     3.31     352,781,000      7,594,052     2.15
Demand deposits                            65,047,000                              61,375,000
Other liabilities                           1,598,000                               1,819,000
Shareholders' Equity                       25,959,000                              25,326,000
                                        -------------                           -------------

Total Liabilities and Equity            $ 488,946,000                           $ 441,301,000
                                        =============                           =============
Net interest income                                     $ 13,337,363                            $ 14,499,756
                                                        ============                            ============
Net interest spread                                                      2.46%                                   3.21%
                                                                       ======                                  ======
Net interest margin                                                      2.91%                                   3.52%
                                                                       ======                                  ======

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

                                                           2006 Compared to 2005
                                                           ---------------------
                                                        Increase (Decrease) Due to
                                                        --------------------------
                                                   Volume         Rate           Total
                                                -----------   ------------   ------------
Interest earned on:
Loan and lease receivables                      $ 1,904,751   $  1,047,454   $  2,952,205
Securities                                          723,187        646,606      1,369,793
Federal funds sold and other                         10,644         25,001         35,645
                                                -----------   ------------   ------------
Total interest earning assets                     2,638,582      1,719,061      4,357,643
                                                -----------   ------------   ------------
Interest paid on:
Deposits                                            151,312      3,050,584      3,201,896
Borrowed funds                                    1,271,849      1,046,291      2,318,140
                                                -----------   ------------   ------------
Total interest bearing liabilities                1,423,161      4,096,875      5,520,036
                                                -----------   ------------   ------------
Increase (decrease) in net interest income      $ 1,215,421   $ (2,377,814)  $ (1,162,393)
                                                ===========   ============   ============

Tax equivalent net interest income for 2006 was $1,162,393 or 8.0% below 2005. The decrease in net interest income was due to margin compression resulting from the flat and inverted yield curve experienced during 2006. The 2006 net interest margin (net interest income divided by average earning assets) decreased from the previous year's level of 3.52% by 61 basis points to 2.91%. Interest income on average earning assets for 2006 totaled $26,451,451, which was an increase of 19.7% or $4,357,643 from 2005 interest income of $22,093,808. Interest expense, however, totaled $13,114,088 for 2006, which was an increase of $5,520,036 from 2005. As shown in the Rate/Volume Analysis above, the decrease in net interest income was significantly impacted by the increased cost of interest bearing liabilities which was on average, 116 basis points higher than in 2005. The related interest income from earning assets only increased by $4,357,643, or 41 basis points, resulting in the overall net decrease in net interest income. The 2006 yield on earning assets was 5.77%, which was an increase of 41 basis points from the 2005 yield of 5.36%. Increases in short-term rates during 2006 as well as a continuing goal to attain a more profitable mix of earning assets within the loan and lease portfolio, from residential mortgages to commercial loans, leases and mortgages, contributed to the increase in yield. Funding costs for 2006 were 3.31% which was an increase of 116 basis points. This increase is attributed to the increases in short term rates, intense market competition for time deposits, as well as the increased reliance on non-core funding.

Offsetting the negative impact of margin compression on 2006 net interest income was increased net interest income due to earning asset growth, which more than offset the impact on net interest income of liability volume increases. Average earning assets grew by $46 million or 11% during 2006 and, net of the effect of liability volume increases, resulted in increased net interest income of $1,215,421. Loans and leases, on average, increased nearly $30 million, while investment securities increased by $16 million.

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

Noninterest Income

Non-interest income for 2006 totaled $2,272,986, decreasing $626,327, or 21.6% from 2005 non-interest income of $2,899,313. The decline in non-interest income is due mainly to the loss on sale of securities totaling $666,702. This loss is primarily the result of the balance sheet restructuring which occurred in the fourth quarter, whereby $32 million of low-yielding securities were sold to enable management to reduce its level of expensive wholesale funding. Management believes this transaction will proactively add shareholder value as it positions greater profitability in future earnings. There was no similar balance sheet transaction during 2005 however, sales of available for sale securities transacted for yield and price volatility maintenance purposes resulted in gains totaling $78,949 during 2005.

Other areas of non-interest income had strong 2006 results. Fees from trust services for 2006 totaled $1,135,891, an increase of $160,086, or 16.4% from the previous year. This growth is attributed to key wealth management talent acquired during 2006 and to the customer service and value added products this area offers in our market. Banking service charges and fees increased 20.7%, or $210,737 from 2005, as a result of revenue opportunities from deposit accounts and cash management services.

During the fourth quarter of 2005, the Bank sold approximately $17 million of residential mortgages in the secondary market. The sale resulted in a gain totaling $82,858, which is included in other noninterest income for 2005. There were no similar transactions in 2006.

Noninterest Expenses

Noninterest expenses totaled $13,202,841 in 2006, an increase of 19.1%, or $2,121,401 from 2005 noninterest expenses of $11,081,440. Increased costs related to the growth of the branch franchise ,as well as to the development of the wealth management area and the formation of the leasing company were the significant reasons for the increased costs. These initiatives significantly increased costs in personnel, marketing, occupancy, equipment and legal expenses. During 2006, the Bank expanded its market footprint by opening full service branches in Canton and New Milford, Connecticut. Also recognizing the need and potential for full service facilities, management converted the Torrington supermarket branch to a full service branch. The Bank's wealth management division has strengthened its market potential through the hiring of key management talent as well as through improved product and service offerings.

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

Computer services costs totaled $1,029,227 for 2006 which was an increase of $128,846, or 14.3% from 2005. Increased costs resulting from a higher customer dependence on e-banking, debit cards, ATMs and cash management products resulted in this increase. Net occupancy and equipment costs totaled $1,487,465, which was an increase of $352,111 or 31.0% above 2005 costs. Depreciation, building maintenance, property taxes and utilities expenses, especially as they relate to the new offices, caused increases in these expenses. Advertising fees increased by $231,629 over 2005 costs. This increase was mostly related to branch opening promotions and related direct mail campaigns. Commission, services and fees expenses totaled $520,833, increasing $193,956, or 59.3% from 2005. The majority of this increase relates to sales training, compliance and core processor due diligence advice. During 2006 the Company contracted to change core processors and began the conversion process for a new core processing system, which was substantially completed in early 2007. This new system will significantly increase customer service capabilities and will also contribute significant operational efficiencies.

Non-accrual, Past Due, Restructured Loans and Leases and Other Real Estate Owned

The Bank's non-accrual loans and leases ("loans"), other real estate owned ("OREO") and loans and leases past due in excess of ninety days and accruing interest at December 31, 2003 through 2007 are presented below.

                                                                       December 31,
                                                2007          2006          2005         2004          2003
                                            -----------   ------------   ---------   -----------   -----------
Non-accrual loans and leases                $ 2,959,074   $  1,504,551   $ 273,330   $ 1,634,999   $ 1,424,097
Other real estate owned ("OREO")                     --             --          --            --       300,000
                                            -----------   ------------   ---------   -----------   -----------
Total non-performing assets                 $ 2,959,074   $  1,504,551   $ 273,330   $ 1,634,999   $ 1,724,097
                                            ===========   ============   =========   ===========   ===========
Loans and leases past due in excess of
   ninety days and accruing interest        $     3,111   $        343   $   4,884   $        --   $        --
                                            ===========   ============   =========   ===========   ===========

The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal or interest, or when, in the judgment of management, collectibility of the loan, lease or loan interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payments are received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans and leases past due 90 days or more, including impaired loans and leases, may be continued when the value of the loan's or lease's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan or lease, and the loan or lease is in the process of collection. A non-accrual loan or lease is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. A loan or lease is classified as a restructured loan or lease when certain concessions have been made to the original contractual terms, such as reduction of interest rates or deferral of interest or principal payments, due to the borrower's financial condition. OREO is comprised of properties acquired through foreclosure proceedings and acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value with any difference between carrying value and fair value reflected as a direct charge against the allowance for loan and lease losses which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of income.

Restructured loans and leases on non-accrual status are included in the table above. As of December 31, 2007, there were no restructured loans or leases considered performing.

Had the non-accrual loans and leases performed in accordance with their original terms, gross interest income for the years ended December 31, 2007, 2006 and 2005 would have increased by approximately $88,000, $64,000 and $9,000, respectively.

The Bank considers all non-accrual loans and leases, other loans and leases past due 90 days or more based on contractual terms, and restructured loans and leases to be impaired. A loan or lease is considered impaired when it is probable that the Bank will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan or lease agreement. When a loan or lease is impaired, impairment is measured using (1) the present value of expected future cash flows of the impaired loan or lease discounted at the loan's or lease's original effective interest rate; (2) the observable market price of the impaired loan or lease; or (3) the fair value of the collateral of a collateral-dependent loan or lease. When a loan or lease has been deemed to have impairment, a valuation allowance is established for the amount of impairment.

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

The Bank utilizes a loan and lease review and rating process which classifies loans and leases according to the Bank's uniform classification system in order to identify potential problem loans and leases at an early stage, alleviate weaknesses in the Bank's lending policies, oversee the individual loan and lease rating system and ensure compliance with the Bank's underwriting, documentation, compliance and administrative policies. Loans and leases included in this process are considered by management as being in need of special attention because of some deficiency related to the credit or documentation, but which are still considered collectable and performing. Such attention is intended to act as a preventative measure and thereby avoid more serious problems in the future.

The allowance for loan and lease losses consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as either doubtful, substandard or special mention. For such loans and leases that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-classified loans and leases and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

The Bank makes provisions for loan and lease losses on a quarterly basis as determined by a continuing assessment of the adequacy of the allowance for loan and lease losses. The Bank performs an ongoing review of loans and leases in accordance with an individual loan and lease rating system to determine the required allowance for loan and lease losses at any given date. The review of loans and leases is performed to estimate potential exposure to losses. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on an evaluation of the known and inherent risk characteristics and size of the loan and lease portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan and lease loss experience, review of regulatory authority examination reports and evaluations of impaired loans and leases, and other relevant factors. Loans and leases, including impaired loans and leases, are charged against the allowance for loan and lease losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan and lease losses when received. In connection with the determination of the allowance for loan and lease losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

There were no material changes in loan and lease concentration or loan and lease quality that had a significant effect on the allowance for loan and lease losses calculation at December 31, 2007. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan and lease portfolio.

The following table summarizes the Bank's OREO, past due and non-accrual loans and leases, and non-performing assets as of December 31, 2007, 2006 and 2005.

                                                                                               December 31,
                                                                          2007         2006        2005        2004         2003
                                                                      -----------  -----------  ---------  -----------  -----------
Non-accrual loans and leases                                          $ 2,959,074  $ 1,504,551  $ 273,330  $ 1,634,999  $ 1,424,097
Other real estate owned                                                        --           --         --           --      300,000
                                                                      -----------  -----------  ---------  -----------  -----------
Total non-performing assets                                           $ 2,959,074  $ 1,504,551  $ 273,330  $ 1,634,999  $ 1,724,097
                                                                      ===========  ===========  =========  ===========  ===========
Loans and leases past due in excess of ninety days and
   accruing interest                                                  $     3,111  $       343  $   4.884  $        --  $        --
                                                                      ===========  ===========  =========  ===========  ===========
Ratio of non-performing assets to total loans, leases and OREO                .90%         .51%       .11%         .75%         .90%
Ratio of non-performing assets and loans and leases past due in excess of ninety days accruing interest to total loans,
   leases and OREO                                                            .90%         .51%       .11%         .75%         .90%
Ratio of allowance for loan and lease losses to total loans
   and leases                                                                 .65%         .71%       .73%         .64%         .60%
Ratio of allowance for loan and lease losses to non-performing assets and loans and leases in excess of ninety days past
   due and accruing interest                                                72.64%      139.95%    632.47%       85.01%       66.67%
Ratio of non-performing assets, loans and leases in excess of ninety
   days past due and accruing interest to total shareholders' equity        10.46%        5.74%      1.07%        6.66%        7.74%

Total non-performing assets increased by $1,454,523, or 96.67%, to $2,959,074 at December 31, 2007, from $1,504,551 at December 31, 2006. The increase in non-performing assets from year-end 2006 is due mostly to the addition of a small number of mid-size mortgages and commercial loans and leases during 2007. Additionally, as of December 31, 2007 there was approximately $320,000 in purchased sub-prime consumer loans included in nonperforming total which was an increase of $73,000 from December 31, 2006. As of December 31, 2007 and 2006, loans and leases past due in excess of ninety days and accruing interest totaled $3,111 and $343, respectively.

Total non-performing assets represented .90% of total loans, leases and other real estate owned at year-end December 31, 2007 compared to .51% at year-end 2006. The allowance for loan and lease losses as of December 31, 2007 was .65% of total loans and leases. This is similar to the level from 2006 when the allowance was approximately .71% of total loans and leases. The allowance for loan and lease losses provided coverage for 72.4% of non-accrual loans and leases at December 31, 2007, as compared to 139.95% at December 31, 2006. The decrease in the coverage ratio is a result of increased level of non-performing assets at year end 2007; however, such loans and leases did not require a commensurate level of specific reserves due to strong levels of collateral.

Potential Problem Loans and Leases

As of December 31, 2007, there were no potential problem loans and leases not disclosed above which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan and lease repayment terms.

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses for the years ended December 31, 2003 through 2007. The allowance is maintained at a level consistent with the identified loss potential and the perceived risk in the portfolio.

                                                                           (Dollar Amounts in Thousands)
                                                                                     December 31,
                                                                    -----------------------------------------------
                                                                      2007      2006      2005      2004      2003
                                                                    -------   -------   -------   -------   -------
Balance, at beginning of period                                     $ 2,106   $ 1,760   $ 1,390   $ 1,149   $ 1,011
Loans and Leases charged-off:
   Commercial and financial                                              16        --        37        80        30
   Real estate                                                           --        --        --        --        --
   Installment loans to individuals                                     160        96        60       104       279
                                                                    -------   -------   -------   -------   -------
                                                                        176        96        97       184       309
                                                                    -------   -------   -------   -------   -------
Recoveries on loans and leases charged-off:
   Commercial and financial                                              --         1        81        --        --
   Real estate                                                           --        --        --        --        --
   Installment loans to individuals                                      18        21        44        65       147
                                                                    -------   -------   -------   -------   -------
                                                                         18        22       125        65       147
                                                                    -------   -------   -------   -------   -------
Net loan charge-offs/(recoveries)                                       158        74       (28)      119       162
                                                                    -------   -------   -------   -------   -------
Provisions charged to operations                                        204       420       342       360       300
                                                                    -------   -------   -------   -------   -------
Balance, at end of period                                           $ 2,152   $ 2,106   $ 1,760   $ 1,390   $ 1,149
                                                                    =======   =======   =======   =======   =======
Ratio of net charge-offs/(recoveries) during the period
   to average loans and leases outstanding during the period            .05%      .03%     (.01%)     .06%      .09%
                                                                    =======   =======   =======   =======   =======

Ratio of allowance for loan and lease losses
   to total loans and leases                                            .65%      .71%      .73%      .64%      .60%
                                                                    =======   =======   =======   =======   =======

During 2007, net charge-offs totaled $158,000, which is an increase of $84,000 from 2006 net chargeoffs of $74,000. The increase in net charge-offs was due to a higher level of net charge-offs in the installment loan and lease portfolio. During 2007 the Bank experienced higher levels of charge-offs, which were primarily related to a pool of subprime consumer auto loans the Bank purchased during 2006. Net charge-offs totaled $142,000 from installment loans and leases in 2007 increasing $67,000 from 2006. The increased level of net charge-offs is related to losses on loans and leases whereby the collateral asset value was considerably less than loan or lease amount.

The following table reflects the allowance for loan and lease losses as of December 31, 2007, 2006, 2005, 2004 and 2003.

                 Analysis of Allowance for Loan and Lease Losses
                             (Amounts in thousands)
                                  December 31,

Loans and
Leases by Type             2007                   2006                   2005                   2004                   2003
------------------------------------------------------------------------------------------------------------------------------------
                  Allocation Percentage  Allocation Percentage  Allocation Percentage  Allocation Percentage  Allocation Percentage
                          of   of Loans          of   of Loans          of   of Loans          of   of Loans          of   of Loans
                   Allowance    in Each   Allowance    in Each   Allowance    in Each   Allowance    in Each   Allowance    in Each
                    for Loan   Category    for Loan   Category    for Loan   Category    for Loan   Category    for Loan   Category
                   and Lease   to Total   and Lease   to Total   and Lease   to Total   and Lease   to Total   and Lease   to Total
                      Losses      Loans      Losses      Loans      Losses      Loans      Losses      Loans      Losses      Loans
Commercial        $      317      10.23% $      204       9.13% $      357       8.73% $      261       8.21% $      224      10.84%
Real Estate
   Construction          231      10.58         480      10.36         224      11.79          82       5.31          48       4.82
   Residential           863      57.61         769      59.97         411      60.26         550      68.13         314      65.97
   Commercial            465      16.94         401      18.05         518      17.40         379      15.42         367      14.11
Installment              180       1.98         181       2.43          54       1.79          58       2.89         170       4.21
Other                     16       0.03          17       0.06          38       0.03          39       0.04          --       0.05
Commercial
   Leases                 80       2.63          --         --          --         --          --         --          --         --
Unallocated               --         --          54         --         158         --          21         --          26         --

                  ------------------------------------------------------------------------------------------------------------------
Total             $    2,152     100.00% $    2,106     100.00% $    1,760     100.00% $    1,390     100.00% $    1,149     100.00%
                  ==================================================================================================================

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

LIQUIDITY

Management's objective is to ensure continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of fluctuations in loan and lease demand and the level of total deposits. Accordingly, the Bank has a liquidity policy that provides flexibility to meet cash needs. The liquidity objective is achieved through the maintenance of readily marketable investment securities as well as a balanced flow of asset maturities and prudent pricing on loan, lease and deposit products. Management believes that the liquidity is adequate to meet the Company's future needs.

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

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings at the Federal Home Loan Bank for the years ended December 31:

                                         2007           2006           2005
                                     ------------   ------------   ------------
Balance at December 31,              $         --   $  1,000,000   $ 17,116,000
Maximum Month-End Borrowings           17,307,000     16,346,000     32,354,000
Average Balance                         3,090,000      6,463,000     13,573,000
Average Rate at Year-End                       --           5.57%          4.19%
Average Rate during the Period               3.99%          5.83%          4.05%

The following information relates to the Bank's short-term repurchase agreements with customers for the years ended December 31:

                                         2007           2006           2005
                                     ------------   ------------   ------------
Balance at December 31,              $ 14,142,773   $ 12,206,023   $  9,974,172
Maximum Month-End Borrowings           15,324,920     24,544,352     19,083,821
Average Balance                        10,259,208     13,649,712      7,815,990
Average Rate at Year-End                     3.34%          2.74%          2.48%
Average Rate during the Period               3.47%          3.19%          2.44%

CONTRACTUAL COMMITMENTS

In the normal course of business the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements. See Notes G, H and I of the Notes to Consolidated Financial Statements. The following table summarizes the Company's significant contractual obligations at December 31, 2007.

                                                        Payments due by period
                                                        (Amounts in thousands)
                                    ---------------------------------------------------------------
More than                                                                    Less than
                                       Total        1 year      1-3 years    3-5 years     5 years
                                    -----------   ----------   ----------   ----------   ----------
Time Deposit Maturities             $   129,970   $  125,199   $    4,048   $      723   $       --
Short-term Borrowings                    14,143       14,143           --           --           --
Long-term Debt                          123,154       21,500       30,550       12,000       59,104
Capital lease obligations                 1,794           75          150          162        1,407
Collateralized borrowings                 1,699          102          227          261        1,109
Computer processing obligations       2,605,565      615,086    1,277,998      712,481           --
Operating lease obligations               1,083          175          260          227          421
                                    -----------   ----------   ----------   ----------   ----------
   Total                            $ 2,877,408   $  776,280   $1,313,233   $  725,854   $   62,041
                                    ===========   ==========   ==========   ==========   ==========

OFF-BALANCE SHEET ARRANGEMENTS

See Note O on page F-28 of the consolidated financial statements for the disclosure of off-balance sheet arrangements.

CAPITAL

At December 31, 2007, total shareholders' equity was $28,312,612 compared to $26,206,194 at December 31, 2006. From a regulatory perspective, the Bank's capital ratios place the Bank in the well-capitalized categories under applicable regulations. The various capital ratios of the Company and the Bank are as follows as of December 31, 2007:

                                           Minimum
                                         Regulatory
                                        Capital Level   The Company   The Bank
                                        -------------   -----------   --------

      Tier 1 leverage capital ratio                 4%         8.04%      7.36%

      Tier 1 risk-based capital ratio               4%        11.96%     11.00%

      Total risk-based capital ratio                8%        12.61%     11.65%

Included in the Company's capital used to determine these ratios at December 31, 2007 and December 31, 2006 is $9.8 million related to the Company's investment in First Litchfield Statutory Trust I and First Litchfield Statutory Trust II, which is recorded as subordinated debt in the Company's balance sheets at December 31, 2007 and 2006, respectively. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, more strict limitations. The Company has until March 31, 2009 to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company.

INCOME TAXES

The income tax expense for 2007  totaled  $225,702 in  comparison  to income tax benefit of $67,525 in 2006 and income tax expense of $1,511,343 in 2005. The increase in income tax expense between 2007 and 2006 is due to significantly higher levels of pretax income in 2007, both due to higher overall pretax income as well as a much higher proportionate share of tax-exempt income from investments in state and municipal securities and bank-owned life insurance in 2006. The decrease in income tax expense between 2006 and 2005 is due to significantly lower levels of taxable income in 2006, both due to lower overall pretax income as well as a much higher proportionate share of tax-exempt income from investments in state and municipal securities and bank-owned life insurance. The effective tax rates for 2007, 2006 and 2005 were 10%, -5% and 27%, respectively. Also, in all years, provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC"), which was formed by the Bank in 2000. The income from LMSC is considered passive investment income pursuant to Connecticut law, under which LMSC was formed and is operating, and is not subject to state taxes which resulted in no state tax expense for all years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main components of market risk for the Company are equity price risk, credit risk, interest rate risk and liquidity risk. The Company's common stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol "FLFL.OB". As a result, the value of its common stock may fluctuate or respond to price movements relating to the banking industry or other indicia of investment.

The Company manages interest rate risk and liquidity risk through an ALCO Committee comprised of directors, senior management and other officers. Additionally, the Company has engaged asset/liability advisors to analyze and forecast the interest rate risk and recommend balance sheet strategies for the Company. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. The Company manages its interest-rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles and rate forecast estimates on net interest income. These simulations take into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits and other factors. The results of these simulations are compared to earnings tolerance limits set forth in the Bank's Asset/Liability Policy. The rate-shock simulation projects the impact of instantaneous parallel shifts in the yield curve. Management utilizes different rate scenarios in its simulations as deemed appropriate to the current interest rate environment.

At December 31, 2007, an instantaneous rate increase of 200 basis points indicates a negative change of $86,000 or a 0.62% decrease in net interest income. An instantaneous decrease in rates of 200 basis points indicates a negative change of $314,000 or a 2.24% increase in net interest income. As of year end 2007, management felt that shocks of plus or minus 200 basis points were most relevant. In comparison to the December 31, 2006 projections, the Company's 2007 net interest income projections have been positively impacted by a more normalized yield curve as opposed to the previous year's flat inverted yield curve. In the current years projection of a rising rate environment net interest decreases slightly as the benefit of rising asset yields are mitigated by assumed deposit pricing increases. Negatively impacting the current year's projection of a 200 basis point decrease in rates is that within this scenario, funding costs will reach their implicit floors while accelerated cash flows from mortgage-based assets will continue to drive asset yields lower, resulting in ongoing margin compression and a downward trend in net interest income levels.

The table below (dollars in thousands) sets forth the estimated changes in the Company's net interest income which would result from various instantaneous changes in the yield curve.

                                       Net Interest Income
                                 -------------------------------
   Change in Interest Rates      Estimated   Amount of   Percent
         (basis points)            Value      Change     Change
------------------------------   ---------   ---------   -------
+200                             $  13,913   $     (86)    (0.62%)
Base                                13,999
-200                                13,686        (314)    (2.24%)

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

The table below (dollars in thousands) sets forth the estimated changes in the Company's net interest income which would result from various instantaneous changes in the yield curve. The Company's interest rate risk and liquidity position have been positively impacted by the fourth quarter 2006 de-leveraging strategy. Lower yielding, longer term investments were sold in order to pay off short-term expensive funding.

                                       Net Interest Income
                                 -------------------------------
   Change in Interest Rates      Estimated   Amount of   Percent
         (basis points)            Value      Change     Change
------------------------------   ---------   ---------   -------

+200                             $  10,778   $  (1,816)   (14.42%)
+100                                11,573      (1,022)    (8.11%)
Base                                12,594
-100                                13,113         519      4.12%
-200                                13,143         548      4.35%

A discussion of credit risk can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Information
----------------------------

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets at December 31, 2007 and 2006                    F-2

Consolidated Statements of Income for the Years Ended
   December 31, 2007, 2006 and 2005                                          F-3

Consolidated Statements of Changes in Shareholders' Equity for the
   Years Ended December 31, 2007, 2006 and 2005                       F-4 to F-5

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2007, 2006 and 2005                             F-6 to F-7

Notes to Consolidated Financial Statements                           F-8 to F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note A to the consolidated financial statements, during 2006 the Company adopted SFAS No. 123(R), "Share-Based Payment," and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

We were not engaged to examine management's assertion about the effectiveness of First Litchfield Financial Corporation and Subsidiary's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 31, 2008

CONSOLIDATED BALANCE SHEETS
As of December 31,

                                                                                                     2007                2006
                                                                                               ----------------   ----------------
ASSETS
Cash and due from banks (Note B)                                                               $     10,876,445   $     21,501,240
Interest -bearing and due from banks                                                                 10,620,749          7,696,397
                                                                                               ----------------   ----------------
                                                                   CASH AND CASH EQUIVALENTS         21,497,194         29,197,637
                                                                                               ----------------   ----------------
Securities (Note C):
   Available for sale securities, at fair value                                                     128,979,548        147,780,275
   Held to maturity securities (fair value $33,712-2007; $39,974-2006)                                   34,185             40,516
                                                                                               ----------------   ----------------
                                                                            TOTAL SECURITIES        129,013,733        147,820,791
                                                                                               ----------------   ----------------
Federal Home Loan Bank stock, at cost (Note I)                                                        5,067,400          4,443,400
Federal Reserve Bank stock, at cost                                                                     225,850            225,850
Other restricted stock, at cost                                                                          95,000             80,000

Loans held for sale                                                                                          --          1,042,183

Loans and Leases Receivable, net of allowance for loan and lease losses of
   $2,151,622-2007, $2,106,100-2006 (Notes D and E)                                                 327,475,371        293,900,025

Premises and equipment, net (Note F)                                                                  7,758,761          7,440,316
Deferred income taxes (Note J)                                                                        1,327,535          2,173,033
Accrued interest receivable                                                                           2,609,606          2,598,726
Cash surrender value of insurance (Note K)                                                           10,020,540          9,636,461
Other assets (Notes I and K)                                                                          2,562,638          2,673,935
                                                                                               ----------------   ----------------
                                                                                TOTAL ASSETS   $    507,653,629   $    501,232,357
                                                                                               ================   ================
LIABILITIES
Deposits (Note H):
   Noninterest-bearing                                                                         $     70,564,267   $     68,501,750
   Interest-bearing                                                                                 265,053,397        264,927,124
                                                                                               ----------------   ----------------
   Total deposits                                                                                   335,617,664        333,428,874
Federal Home Loan Bank advances (Note I)                                                             91,500,000         67,000,000
Repurchase agreements with financial institutions (Note I)                                           21,550,000         47,200,000
Repurchase agreements with customers                                                                 14,142,773         12,206,023
Junior subordinated debt issued by unconsolidated trusts (Note I)                                    10,104,000         10,104,000
Collateralized borrowings                                                                             1,699,336                 --
Capital lease obligation (Note G)                                                                     1,083,567          1,100,644
Accrued expenses and other liabilities (Note K)                                                       3,593,677          3,936,622
                                                                                               ----------------   ----------------
                                                                           TOTAL LIABILITIES        479,291,017        474,976,163
                                                                                               ----------------   ----------------
Minority interest                                                                                        50,000             50,000
Commitments and contingencies (Notes G, I, K and M)                                                          --                 --

SHAREHOLDERS' EQUITY (Notes L, M, N, and Q)
Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding                        --                 --
Common stock $.01 par value
   Authorized--5,000,000 shares
   Issued--2,501,229 shares, outstanding--2,368,200 shares--2007 and
   Issued--2,491,055 shares, outstanding--2,366,702 shares--2006                                         25,012             23,724
Additional paid-in capital                                                                           27,858,841         25,840,623
Retained earnings                                                                                     2,623,110          3,953,216
Less treasury stock at cost--133,029 shares--2007, 124,353 shares--2006                                (926,964)          (794,756)
Accumulated other comprehensive loss, net of taxes (Note S)                                          (1,267,387)        (2,816,613)
                                                                                               ----------------   ----------------
                                                                  TOTAL SHAREHOLDERS' EQUITY         28,312,612         26,206,194
                                                                                               ----------------   ----------------
                                                    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $    507,653,629   $    501,232,357
                                                                                               ================   ================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,

                                                                         2007            2006           2005
                                                                    -------------   -------------   ------------
INTEREST INCOME
Interest and fees on loans and leases                               $  21,053,610   $  17,399,787   $ 14,447,701
Interest on:
   Mortgage-backed securities                                           2,564,052       3,367,077      3,593,937

   U.S. Treasury and agency securities                                  2,129,407       2,919,332      2,501,379
   State and municipal securities-tax exempt                            1,355,523       1,416,669        894,149
   Corporate bonds and other securities                                   594,126         648,144        209,608
   Federal funds sold and other interest income                           401,543          54,312         18,667
                                                                    -------------   -------------   ------------
                                          TOTAL INTEREST INCOME        28,098,261      25,805,321     21,665,441
                                                                    -------------   -------------   ------------
INTEREST EXPENSE
Interest on deposits:
   Savings                                                                752,024         323,492        115,448
   Money market                                                         2,241,181       1,631,588      1,002,312
   Time certificates of deposit in denominations
     of $100,000 or more                                                2,618,965       1,284,364        813,775

   Other time certificates of deposit                                   3,661,721       3,392,446      1,498,459
                                                                    -------------   -------------   ------------
                                     TOTAL INTEREST ON DEPOSITS         9,273,891       6,631,890      3,429,994

Interest on Federal Home Loan Bank advances                             3,270,980       2,783,674      1,610,527
Interest on repurchase agreements                                       1,395,488       3,011,053      2,112,536
Interest on subordinated debt                                             791,523         682,604        440,995
Interest on collateralized borrowings                                      95,395              --             --
Interest on capital lease obligation                                       57,923           4,867             --
                                                                    -------------   -------------   ------------

                                         TOTAL INTEREST EXPENSE        14,885,202      13,114,088      7,594,052
                                                                    -------------   -------------   ------------

                                            NET INTEREST INCOME        13,213,059      12,691,233     14,071,389

PROVISION FOR LOAN AND LEASE LOSSES (Note E)                              204,000         420,000        342,028
                                                                    -------------   -------------   ------------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES       13,009,059      12,271,233     13,729,361
                                                                    -------------   -------------   ------------
NONINTEREST INCOME
Banking service charges and fees                                        1,362,758       1,230,161      1,019,424
Trust income                                                            1,372,999       1,135,891        975,805
Gains (losses) on sales of available for sale securities (Note C)          19,632        (666,702)        78,949
Increase in cash surrender value of insurance                             384,079         347,975        332,579
Other                                                                     292,008         225,661        492,556
                                                                    -------------   -------------   ------------

                                       TOTAL NONINTEREST INCOME         3,431,476       2,272,986      2,899,313
                                                                    -------------   -------------   ------------
NONINTEREST EXPENSES
Salaries                                                                6,351,946       5,457,435      4,673,028
Employee benefits                                                       1,578,214       1,395,147      1,319,766
Computer services                                                         860,600       1,029,227        900,381
Net occupancy                                                           1,157,703         954,325        705,569
Equipment                                                                 626,946         533,140        429,785
Advertising                                                               469,385         678,440        446,811
Commissions, services and fees                                            505,412         520,833        326,877
Supplies                                                                  202,381         187,114        168,050
Postage                                                                   143,070         135,441        124,992
Legal fees                                                                246,815         257,553        176,708
Director fees                                                             208,403         177,700        145,150
Other                                                                   1,916,616       1,876,486      1,664,323
                                                                    -------------   -------------   ------------

                                     TOTAL NONINTEREST EXPENSES        14,267,491      13,202,841     11,081,440
                                                                    -------------   -------------   ------------
                                     INCOME BEFORE INCOME TAXES         2,173,044       1,341,378      5,547,234

PROVISION (BENEFIT) FOR INCOME TAXES (Note J)                             225,702         (67,525)     1,511,343
                                                                    -------------   -------------   ------------
                                                     NET INCOME     $   1,947,342   $   1,408,903   $  4,035,891
                                                                    =============   =============   ============

EARNINGS PER SHARE (Note L)
                                     BASIC NET INCOME PER SHARE     $         .82   $         .60   $       1.72
                                                                    =============   =============   ============

                                   DILUTED NET INCOME PER SHARE     $         .82   $         .59   $       1.70
                                                                    =============   =============   ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2007, 2006 and 2005

                                                                                                        Accumulated
                                                                 Additional                                Other          Total
                                                       Common      Paid-In      Retained    Treasury   Comprehensive  Shareholders'
                                                        Stock      Capital      Earning      Stock         Loss           Equity
                                                      --------  ------------  -----------  ----------  -------------  -------------
BALANCE, DECEMBER 31, 2004                              21,308    19,892,870    6,555,092    (701,061)    (1,222,536)    24,545,673
                                                                                                                      -------------
Comprehensive Income:
   Net income                                               --            --    4,035,891          --             --      4,035,891
   Other comprehensive income, net of taxes
      Net, unrealized holding loss on
         available for sale securities (Note S)                                                           (1,567,623)    (1,567,623)
------------------------------------------------------------------------------------------------------------------------------------
   Total other comprehensive loss                           --            --           --          --                    (1,567,623)
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive income                                                                                                2,468,268
                                                                                                                      -------------
Cash dividends declared $.57 per share                      --            --   (1,172,874)         --             --     (1,172,874)
5% stock dividend declared
   November 17, 2005--106,787 shares
   including 5,259 treasury shares                       1,068     2,967,610   (2,968,678)         --             --             --
Fractional shares paid in cash                              --            --       (5,952)         --             --         (5,952)
Stock options exercised-9,185 shares                        92        73,655           --          --             --         73,747
Tax benefit on stock options
   exercised (Note M)                                       --        60,875           --          --             --         60,875
                                                      --------  ------------  -----------  ----------  -------------  -------------
BALANCE, DECEMBER 31, 2005                              22,468    22,995,010    6,443,479    (701,061)    (2,790,159)    25,969,737
                                                                                                                      -------------
Comprehensive Income:
   Net income                                               --            --    1,408,903          --             --      1,408,903
   Other comprehensive income, net of taxes
      Net unrealized holding gain on available
         for sale securities (Note S)                       --            --           --          --        734,250        734,250
------------------------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income                                                                                         734,250
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive income                                                                                                2,143,153
                                                                                                                      -------------
Cash dividends declared $.60 per share                      --            --   (1,300,535)         --             --     (1,300,535)
5% stock dividend declared
   November 30, 2006--112,755 shares
   including 5,401 treasury shares                       1,127     2,592,238   (2,593,365)         --             --             --
Fractional shares paid in cash                                                     (5,266)                                   (5,266)
Purchase of treasury shares - 5,000 shares                  --            --           --    (109,000)            --       (109,000)
Contribution of treasury shares
   to ESOP - 2,414 shares (Note K)                                    52,287           --      15,305                        67,592
Stock options exercised-12,864 shares                      129       138,068           --          --             --        138,197
Tax benefit on stock options
   exercised (Note M)                                       --        63,020           --          --             --         63,020
Adoption of SFAS No. 158
   as of December 31, 2006                                  --            --           --          --       (760,704)      (760,704)
                                                      --------  ------------  -----------  ----------  -------------  -------------
BALANCE, DECEMBER 31, 2006                            $ 23,724  $ 25,840,623  $ 3,953,216  $ (794,756) $  (2,816,613) $  26,206,194

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Cont.

Comprehensive Income:
   Net income                                               --            --    1,947,342          --             --      1,947,342
   Other comprehensive income, net of taxes (Note S)
      Net unrealized holding gain on available
         for sale securities                                --            --           --          --      1,286,413      1,286,413
      Net actuarial gain for pension
         benefits                                                                                            262,813        262,813
------------------------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income                                                                                       1,549,226
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                                3,496,568
                                                                                                                      -------------
Cash dividends declared $.60 per share                      --            --   (1,371,563)         --             --     (1,371,563)
5% stock dividend declared
   November 29, 2007--118,873 shares
   including 6,334 treasury shares                       1,189     1,900,779   (1,901,968)         --             --             --
Fractional shares paid in cash                                                     (3,917)                                   (3,917)
Purchase of treasury shares - 8,263 shares                  --            --           --    (132,208)            --       (132,208)
Stock options exercised-9,922 shares                        99        87,388           --          --             --         87,487
Tax benefit on stock options
   exercised (Note M)                                       --        30,051           --          --             --         30,051
                                                      --------  ------------  -----------  ----------  -------------  -------------

BALANCE, DECEMBER 31, 2007                            $ 25,012  $ 27,858,841  $ 2,623,110  $ (926,964) $  (1,267,387) $  28,312,612
                                                      ========  ============  ===========  ==========  =============  =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

                                                                                 2007           2006           2005
                                                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  1,947,342   $  1,408,903   $  4,035,891
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Amortization and accretion of premiums and discounts on investment
     securities, net                                                              177,406        207,376        381,201
   Provision for loan and lease losses                                            204,000        420,000        342,028
   Depreciation and amortization                                                  751,259        498,680        401,740
   Deferred income taxes                                                           47,413       (347,290)       (96,531)
   (Gains) losses on sales of available for sale securities                       (19,632)       666,702        (78,949)
   Gain on the sales of loans receivable                                               --             --        (82,858)
   Loans originated for sale                                                   (4,015,817)    (2,656,004)            --
   Proceeds from sales of loans held for sale                                   5,093,056      1,625,210             --
   Gains on sales of loans held for sale                                          (35,056)       (11,389)            --
   Gains on sale of repossessed assets                                                 --           (159)          (549)
   (Gains) losses on disposals of bank premises and equipment                     (17,677)          (100)         1,867
   Increase in accrued interest receivable                                        (10,880)      (249,634)      (344,028)
   Decrease (increase) in other assets                                            182,315       (190,789)        82,397
   Increase in cash surrender value of insurance                                 (384,079)      (347,974)      (332,579)
   Increase in deferred loan origination costs                                    (70,494)       (86,416)       (90,220)
   Increase in accrued expenses and other liabilities                              38,125        772,654        416,333
                                                                             ------------   ------------   ------------
      Net cash provided by operating activities                                 3,887,281      1,709,770      4,635,743
                                                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
   Proceeds from principal payments                                            10,224,784     17,584,308     26,220,847
   Purchases                                                                   (5,928,540)   (15,850,960)   (44,016,696)
   Proceeds from sales                                                         16,295,820     33,625,157      9,687,181
   Decrease in due to broker for security purchases                                    --     (3,675,373)            --
Held to maturity securities:
   Proceeds from maturities and principal payments                                  6,331          8,519         21,911
Purchase of restricted stock                                                      (15,000)       (30,000)            --
Investment in First Litchfield Statutory Trust II(Note I)                              --        (93,000)            --
Purchase of Federal Home Loan Bank stock                                         (634,500)      (242,200)    (1,018,300)
Redemption of Federal Home Loan Bank stock                                         10,500             --             --
Proceeds from the sale of loans                                                        --             --     17,101,552
Net increase in loans and leases                                              (33,779,870)   (53,571,030)   (40,955,177)
Proceeds from sales of repossessed assets                                              --         15,159         21,395
Purchases of premises and equipment                                            (1,074,027)    (2,589,641)    (1,881,108)
Proceeds from sale of premises and equipment                                       22,000            100             --
Purchase of life insurance policies                                                    --        (24,750)       (24,750)
                                                                             ------------   ------------   ------------
   Net cash used in investing activities                                      (14,872,502)   (24,843,711)   (34,843,145)
                                                                             ------------   ------------   ------------

CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont.

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, money market and demand deposits           20,761,499     (9,765,351)   (20,277,950)
Net (decrease) increase in certificates of deposit                            (18,572,709)    65,323,864     (2,699,068)
Proceeds from Federal Home Loan Bank advances                                 112,000,000     24,000,000     49,000,000
Repayments on Federal Home Loan Bank advances                                 (86,500,000)   (14,500,000)   (22,000,000)
Net (decrease) increase in overnight Federal Home Loan Bank borrowings         (1,000,000)   (16,116,000)    17,116,000
Net (decrease) increase in repurchase agreements with financial
   institutions                                                               (25,650,000)   (19,500,000)     6,800,000
Net increase in repurchase agreements with customers                            1,936,750      2,231,851      9,764,584
Net increase in collateralized borrowings                                       1,699,336             --             --
Proceeds from issuance of subordinated debt                                            --      3,093,000             --
Principal repayments on capital lease obligation                                  (17,077)        (1,383)            --
Purchase of treasury shares                                                      (132,208)      (109,000)            --
Distribution in cash for fractional shares of common stock                         (3,917)        (5,266)        (5,952)
Proceeds from exercise of stock options                                            87,487        138,197         73,747
Tax benefit of stock options exercised                                             30,051         63,020         60,875
Dividends paid on common stock                                                 (1,354,434)    (1,282,891)    (1,136,010)
Minority interest investment in subsidiary                                             --         50,000             --
                                                                             ------------   ------------   ------------
   Net cash provided by financing activities                                    3,284,778     33,620,041     36,696,226
                                                                             ------------   ------------   ------------
   Net (decrease) increase in cash and cash equivalents                        (7,700,443)    10,486,100      6,488,824
CASH AND CASH EQUIVALENTS, at beginning of year                                29,197,637     18,711,537     12,222,713
                                                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, at end of year                                    $ 21,497,194   $ 29,197,637   $ 18,711,537
                                                                             ============   ============   ============

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
   Interest on deposits and borrowings                                       $ 15,155,901   $ 12,987,505   $  7,155,131
                                                                             ============   ============   ============
   Income taxes                                                              $        750   $    900,400   $    950,500
                                                                             ============   ============   ============
Noncash investing and financing activities:
   Due to broker for securities purchased                                    $         --   $         --   $  3,675,373
                                                                             ============   ============   ============
   Transfer of loans to repossessed assets                                   $     71,018   $     19,160   $     31,687
                                                                             ============   ============   ============
   Accrued dividends declared                                                $    355,229   $    338,100   $    320,456
                                                                             ============   ============   ============
   Treasury stock contributed to ESOP                                        $         --   $     67,592   $         --
                                                                             ============   ============   ============
   Change in other assets and other liabilities
      related to the unfunded pension liability                              $    398,201   $  1,152,582   $         --
                                                                             ============   ============   ============
   Capital lease incurred for acquisition of premises                        $         --   $  1,102,027   $         --
                                                                             ============   ============   ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the First Litchfield Financial Corporation (the "Company") and The First National Bank of Litchfield (the "Bank"), a nationally-chartered commercial bank, and the Bank's wholly owned subsidiaries, Litchfield Mortgage Service Corporation and Lincoln Corporation and First Litchfield Leasing Corporation, an entity in which the Bank has an eighty percent ownership. Deposits in the Bank are insured up to specified limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a full range of banking services to individuals and businesses located primarily in Northwestern Connecticut. These products and services include demand, savings, NOW, money market and time deposits, residential and commercial mortgages, consumer installment and other loans and leases as well as trust services. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic regulatory examinations.

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

The significant accounting policies followed by the Company and the methods of applying those policies are summarized in the following paragraphs:

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. The Trust I and Trust II are not included in the consolidated financial statements as they do not meet the requirements for consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan and lease losses.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of the Company's activities are with customers located within Litchfield County, Connecticut. Note C discusses the types of securities that the Company invests in. Note E discusses the types of lending and lease financing that the Company engages in. The Company does not have any significant loan and lease concentrations to any one industry or customer. Note K discusses a concentration related to the cash surrender value of the life insurance.

SEGMENT REPORTING: The Company has two business segments, community banking and commercial leasing. During the periods presented these segments represented all the revenues and income for the consolidated group and therefore, are the only reported segments as defined by Statement of Financial Accounting Standards
("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost,
(2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The sale of a held maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

INTEREST AND FEES ON LOANS AND LEASES: Interest on loans and leases ("loans") is included in income as earned based on contractual rates applied to principal amounts outstanding. The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal or interest, or when, in the judgment of management, collectibility of the loan, lease, loan interest or lease interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans and leases past due 90 days or more, including impaired loans and leases, may be continued when the value of the loan's or lease's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan or lease and the loan or lease is in the process of collection. A non-accrual loan or lease is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Loan and lease origination fees and certain direct loan and lease origination costs are deferred and the net amount is amortized as an adjustment of the related loan's or lease's yield. The Bank generally amortizes these amounts over the contractual life of the related loans and leases, utilizing a method which approximates the interest method.

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

TRANSFER OF FINANCIAL ASSETS: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or
(b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Transfers that are not accounted for as sales are accounted for as secured borrowings.

LOANS AND LEASES RECEIVABLE: Loans and leases receivable, ("loans"), other than those held for sale, are reported at their principal amount outstanding, net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition. Management has the ability and intent to hold its loans and leases for the foreseeable future or until maturity or payoff.

Leases are for equipment to customers under leases that qualify as direct financing leases for financial reporting. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated residual value, are recorded as lease receivables when the lease contract is signed and the leased property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned income. Unearned income is recognized at an effective level yield method over the life of the lease contract. Lease payments are recorded when due under the lease contract.

A loan or lease is classified as a restructured loan or lease when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrowers' financial condition.

A loan or lease is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan or lease agreement. When a loan or lease is impaired, impairment is measured using (1) the present value of expected future cash flows of the impaired loan or lease discounted at the loan's or lease's original effective interest rate, (2) the observable market price of the impaired loan or lease or (3) the fair value of the collateral if the loan or lease is collateral-dependent. When a loan or lease has been deemed to have an impairment, a valuation allowance is established for the amount of impairment. The Bank considers all non-accrual loans and leases; other loans or leases past due 90 days or more, based on contractual terms, and restructured loans or leases to be impaired.

ALLOWANCE FOR LOAN AND LEASE LOSSES: The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans or leases in light of historical experience, the nature and volume of the loan or lease portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as either doubtful, substandard or special mention. For such loans and leases that are also classified as impaired, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan or lease is collateral dependent) of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-classified loans and leases and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

The Bank's mortgage loans and leases are collateralized by real estate located principally in Litchfield County, Connecticut. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan and lease portfolio is susceptible to changes in local market conditions. In addition, medical equipment secures a substantial portion of the Leasing Company's lease portfolio. Accordingly, the ultimate collectibility of a substantial portion of the lease portfolio is susceptible to changes in the medical equipment market.

Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize losses on loans and leases, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, the Office of the Comptroller of the Currency (the "OCC"), as an integral part of its examination process, periodically reviews the Bank's allowance for loan and lease losses. The OCC may require the Bank to recognize additions to the allowance or write-downs based on their judgment about information available to them at the time of their examination.

RATE LOCK COMMITMENTS: The Company enters into commitments to originate loans and leases whereby the interest rate on the loan or lease is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.

DERIVATIVE FINANCIAL INSTRUMENTS: The Company records derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

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

FORECLOSED REAL ESTATE: Foreclosed real estate, if any, is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value with any difference between the carrying value and fair value reflected as a direct charge against the allowance for loan and lease losses, which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of income.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit more than fifty percent likely of being realized upon settlement with the applicable taxing authority.

Interest and penalties related to income taxes are recorded as provision for income taxes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity's uncertain income tax positions. Based on a detailed review of all tax positions, it was determined that the Company has no significant unrecognized tax benefits, and therefore the company's adoption of FIN 48 had no impact on the Company's consolidated financial statements.

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan that covers substantially all employees. Pension costs are accrued based on the projected unit credit method and the Bank's policy is to fund annual contributions in amounts necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA) of 1974.

In September 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company adopted SFAS No. 158 effective December 31, 2006 and as a result of the adoption, a liability was recognized for the under funded status of the Company's qualified pension plan and the net impact was recognized as an after-tax charge to accumulated other comprehensive income (loss). Subsequent to December 31, 2006, changes in the under funded status of the plan is recognized as a component of other comprehensive income.

STOCK OPTION PLANS: In December 2004, the FASB issued Statement No. 123 (revised
2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance. This statement requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation is measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the unvested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No 123; that is, the Company was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No 123(R).

The Company had applied Accounting Principles Board Opinion No. 25 and related Interpretations, in accounting for the stock option plan prior to January 1, 2006. Under APB Opinion No. 25, stock options issued prior to 2006 had no intrinsic value at the grant date and therefore, no compensation cost is recognized for them. In addition, all stock options outstanding at December 31, 2005 were fully vested and therefore the adoption of SFAS No. 123(R) had no initial impact on the Company's financial statements. There are no pro forma disclosures required for 2007, 2006 and 2005 because there was no stock-based compensation attributed to those years.

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

RELATED PARTY TRANSACTIONS: Directors and officers of the Company and Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans and leases, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of the management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Notes D, H, and P contain details regarding related party transactions.

COMPREHENSIVE INCOME: Accounting principles generally require that recognized revenue, expenses, gains and losses are included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and defined benefit pension liabilities, are reported as a separate component of the shareholders' equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

STATEMENTS OF CASH FLOWS: Cash and due from banks, Federal funds sold and interest-earning deposits in banks are recognized as cash equivalents in the statements of cash flows. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Generally, Federal funds sold have a one-day maturity. Cash flows from loans, leases and deposits are reported net. The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

RECENT ACCOUNTING PRONOUNCEMENTS: In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that chose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"), and in March 2007, the FASB ratified EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 06-4 or EITF 06-10 will have a material impact on its financial statements.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2007 and 2006 the Bank was required to have cash and liquid assets of approximately $148,000 and $6,207,000, respectively, to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes at both December 31, 2007 and 2006.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2007 and 2006 are as follows:

AVAILABLE FOR SALE

                                                                            December 31, 2007
                                                     ---------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized       Unrealized         Fair
                                                         Cost             Gains           Losses           Value
                                                     -------------   -------------    -------------    -------------
Debt Securities:
   U.S. Treasury securities                          $   4,007,040   $      62,179    $          --    $   4,069,219
   U.S. Government Agency securities                    30,992,780           8,895         (106,435)      30,895,240
   State and Municipal obligations                      31,190,175         364,035          (49,871)      31,504,339
   Corporate and Other bonds                             4,898,731              --         (445,731)       4,453,000
                                                     -------------   -------------    -------------    -------------

                                                        71,088,726         435,109         (602,037)      70,921,798
                                                     -------------   -------------    -------------    -------------

Mortgage-Backed Securities:
   GNMA                                                    674,447              --          (16,521)         657,926
   FNMA                                                 40,041,144         221,704         (996,597)      39,266,251
   FHLMC                                                12,311,134          61,541         (295,091)      12,077,584
                                                     -------------   -------------    -------------    -------------
                                                        53,026,725         283,245       (1,308,209)      52,001,761
                                                     -------------   -------------    -------------    -------------

Marketable Equity Securities                             6,030,000          54,000          (28,011)       6,055,989
                                                     -------------   -------------    -------------    -------------

Total available for sale securities                  $ 130,145,451   $     772,354    $  (1,938,257)   $ 128,979,548
                                                     =============   =============    =============    =============

                                                                            December 31, 2006
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
                                                     =============   =============    =============    =============

HELD TO MATURITY

                                               December 31, 2007
                                 ----------------------------------------------
                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost        Gains       Losses       Value
                                 ---------   ----------   ----------   --------
Mortgage-Backed Securities:
GNMA                             $  34,185   $       --   $     (473)  $ 33,712
                                 =========   ==========   ==========   ========

                                                December 31, 2006
                                 ----------------------------------------------
                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost        Gains       Losses       Value
                                 ---------   ----------   ----------   --------
Mortgage-Backed Securities:
GNMA                             $  40,516   $       --   $     (542)  $ 39,974
                                 =========   ==========   ==========   ========

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007:

                                          Less than 12 Months           12 Months or More                  Total
                                       -------------------------   --------------------------   --------------------------
                                           Fair       Unrealized       Fair        Unrealized       Fair        Unrealized
                                           Value        Losses         Value         Losses         Value         Losses
                                       -------------------------   --------------------------   --------------------------
Investment Securities:
   U.S. Treasury securities            $         --   $       --   $         --   $        --   $         --   $        --
   U.S. Government Agency securities             --           --     21,893,564       106,435     21,893,564       106,435
   State & Municipal obligations          8,077,673       49,871             --            --      8,077,673        49,871
   Corporate & Other bonds                4,453,000      445,731             --            --      4,453,000       445,731
                                       ------------   ----------   ------------   -----------   ------------   -----------
                                         12,530,673      495,602     21,893,564       106,435     34,424,237       602,037

   Mortgage-Backed Securities:
      GNMA                                  348,421        6,769        327,981        10,225        676,402        16,994
      FNMA                                  110,712          817     27,637,383       995,780     27,748,095       996,597
      FHLMC                                      --           --      9,546,400       295,091      9,546,400       295,091
                                       ------------   ----------   ------------   -----------   ------------   -----------
                                            459,133        7,586     37,511,764     1,301,096     37,970,897     1,308,682
                                       ------------   ----------   ------------   -----------   ------------   -----------

Marketable Equity Securities                     --           --      1,971,989        28,011      1,971,989        28,011
                                       ------------   ----------   ------------   -----------   ------------   -----------
         Total                         $ 12,989,806   $  503,188   $ 61,377,317   $ 1,435,542   $ 74,367,123   $ 1,938,730
                                       ============   ==========   ============   ===========   ============   ===========

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2006:

                                          Less than 12 Months           12 Months or More                  Total
                                       -------------------------   --------------------------   --------------------------
                                           Fair       Unrealized       Fair        Unrealized       Fair        Unrealized
                                           Value        Losses         Value         Losses         Value         Losses
                                       -------------------------   --------------------------   --------------------------
Investment Securities:
   U.S. Treasury securities            $  3,007,031   $    5,394   $    984,844   $    14,230   $  3,991,875   $    19,624
   U.S. Government Agency securities      2,887,470      112,530     34,914,133     1,077,859     37,801,603     1,190,389
   State & Municipal obligations          5,361,502       25,491      1,241,836        18,229      6,603,338        43,720
   Corporate & Other bonds                3,880,000       14,649             --            --      3,880,000        14,649
                                       ------------   ----------   ------------   -----------   ------------   -----------
                                         15,136,003      158,064     37,140,813     1,110,318     52,276,816     1,268,382
   Mortgage-Backed Securities:
      GNMA                                       --           --      1,065,361        19,305      1,065,361        19,305
      FNMA                                2,713,210        2,927     35,794,145     1,787,765     38,507,355     1,790,692
      FHLMC                                 444,661        2,665     11,593,313       544,017     12,037,974       546,682
                                       ------------   ----------   ------------   -----------   ------------   -----------
                                          3,157,871        5,592     48,452,819     2,351,087     51,610,690     2,356,679
                                       ------------   ----------   ------------   -----------   ------------   -----------

Marketable Equity Securities                     --           --      1,947,712        52,288      1,947,712        52,288
                                       ------------   ----------   ------------   -----------   ------------   -----------
         Total                         $ 18,293,874   $  163,656   $ 87,541,344   $ 3,513,693   $105,835,218   $ 3,677,349
                                       ============   ==========   ============   ===========   ============   ===========

At December 31, 2007, fifty-one securities have unrealized losses. Management does not believe that any of the unrealized losses are other than temporary as they primarily relate to debt and mortgage-backed securities issued by the U.S. Treasury and U.S. Government agencies, and are due to changes in the interest rate environment. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate risks and liquidity needs.

The amortized cost and fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                                 December 31, 2007
                                            -----------------------------------------------------------
                                            Available-for-Sale Securities   Held-to-Maturity Securities
                                            -----------------------------   ---------------------------
                                              Amortized          Fair         Amortized        Fair
                                                 Cost           Value           Cost           Value
                                            -------------   -------------   ------------   ------------
Due in one year or less                     $   2,000,856   $   2,013,594   $         --   $         --
Due after one year through five years           9,006,185       9,039,298             --             --
Due after five years through ten years         23,982,494      23,943,788             --             --
Due after ten years                            36,099,191      35,925,119             --             --
                                            -------------   -------------   ------------   ------------
                                               71,088,726      70,921,798             --             --
Mortgage-backed securities                     53,026,725      52,001,761         34,185         33,712
                                            -------------   -------------   ------------   ------------
   TOTAL DEBT SECURITIES                    $ 124,115,451   $ 122,923,559   $     34,185   $     33,712
                                            =============   =============   ============   ============

For the years ended December 31, 2007, 2006 and 2005, proceeds from the sales of available for sale securities were $16,295,820, $33,625,157 and $9,687,181, respectively. Gross losses of $666,702 were realized on these sales in 2006. Gross gains of $19,632 and $78,949, respectively, were realized on sales in 2007 and 2005, respectively.

Investment securities with a carrying value of $62,582,000 and $95,244,000 were pledged as collateral to secure treasury tax and loan, trust assets, securities sold under agreements to repurchase and public funds at December 31, 2007 and 2006, respectively.

During 2007 and 2006, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2007 and 2006, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                      2007           2006
                                                  -----------    ------------
Balance at the beginning of year                  $ 2,471,904    $  2,874,780
Advances                                              596,691         234,271
Repayments                                           (792,962)     (1,114,905)
Other changes                                         (56,578)        477,758
                                                  -----------    ------------
BALANCE AT END OF YEAR                            $ 2,219,055    $  2,471,904
                                                  ===========    ============

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - LOAN AND LEASE RECEIVABLES

A summary of loans and leases at December 31, 2007 and 2006 is as follows:

                                                                            2007            2006
                                                                       -------------   -------------
Real estate--residential mortgage                                      $ 189,556,668   $ 177,082,143
Real estate--commercial mortgage                                          55,752,240      53,318,351
Real estate--construction                                                 34,808,984      30,605,787
Commercial loans                                                          33,641,679      26,949,985
Commercial leases (net of unearned discount of $1,264,980)                 8,634,199              --
Installment                                                                6,519,812       7,167,980
Other                                                                         99,357         171,752
                                                                       -------------   -------------
                                             TOTAL LOANS AND LEASES      329,012,939     295,295,998
Net deferred loan origination costs                                          445,671         375,177
Premiums on purchased loans                                                  168,383         334,950
Allowance for loan and lease losses                                       (2,151,622)     (2,106,100)
                                                                       -------------   -------------

                                               NET LOANS AND LEASES    $ 327,475,371   $ 293,900,025
                                                                       =============   =============

Changes in the allowance for loan and lease losses for the years ended December 31, 2007, 2006 and 2005, were as follows:

                                                            2007            2006            2005
                                                       -------------   -------------   -------------
Balance at beginning of year                           $   2,106,100   $   1,759,611   $   1,389,947
Provision for loan and lease losses                          204,000         420,000         342,028
Loans and leases charged off                                (176,777)        (96,072)        (97,565)
Recoveries of loans and leases previously charged off         18,299          22,561         125,201
                                                       -------------   -------------   -------------
                        BALANCE AT END OF YEAR         $   2,151,622   $   2,106,100   $   1,759,611
                                                       =============   =============   =============

A summary of nonperforming loans and leases follows:

                                                                            2007            2006
                                                                       -------------   -------------
Non-accrual loans and leases                                           $   2,959,074   $   1,504,551
Accruing loans and leases contractually past due 90 days or more               3,111             343
                                                                       -------------   -------------
                                                               TOTAL   $   2,962,185   $   1,504,894
                                                                       =============   =============

If interest income on non-accrual loans and leases throughout the year had been recognized in accordance with their contractual terms, approximately $88,000, $64,000 and $9,000 of additional interest would have been recorded for the years ended December 31, 2007, 2006 and 2005, respectively.

The following information relates to impaired loans and leases, which include all nonaccrual loans and leases and other loans and leases past due 90 days or more, and all restructured loans and leases, as of and for the years ended December 31, 2007 and 2006:

                                                                            2007            2006
                                                                       -------------   -------------
Loans and leases receivable for which there is a related allowance for loan and lease losses determined:
      Based on discounted cash flows                                   $      59,042   $      56,392
      Based on the fair value of collateral                                  267,985         170,677
                                                                       -------------   -------------
                                                               Total   $     327,027   $     227,069
                                                                       =============   =============
Loans and leases receivable for which there is no related allowance for loan and lease losses determined:
      Based on discounted cash flows                                   $   2,635,158   $   1,239,032
      Based on the fair value of collateral                                       --          38,793
                                                                       -------------   -------------
                                                               Total   $   2,635,158   $   1,277,825
                                                                       =============   =============
Allowance for loan and lease losses related to impaired loans and
   leases                                                              $     181,119   $      85,261
                                                                       =============   =============

Additional information related to impaired loans and leases is as follows:

                                                                    2007         2006         2005
                                                                 ----------   ----------   ----------
Average recorded investment in impaired loans and leases         $1,865,000   $  745,000   $  985,000
                                                                 ==========   ==========   ==========
Interest income recognized                                       $  228,000   $   73,000   $    5,000
                                                                 ==========   ==========   ==========
Cash interest received                                           $  186,000   $   87,000   $   15,000
                                                                 ==========   ==========   ==========

The Bank has no commitments to lend additional funds to borrowers whose loans and leases are impaired.

The Bank's lending activities are conducted principally in the Litchfield County section of Connecticut. The Bank grants single-family and multi-family residential loans, commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, residential developments and for land development projects. Although lending activities are diversified, a substantial portion of many of the Bank's customers' net worth is dependent on real estate values in the Bank's market area. The Bank's leasing activities are conducted primarily in the New England states as well as in New Jersey. The leasing company's activities are primarily equipment financing.

The Bank has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension depending on the Bank's evaluation of the borrowers' creditworthiness and type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are marketable securities, time deposits, automobiles, boats, motorcycles and recreational vehicles. While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows. The Bank's policy for real estate collateral requires that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. Private mortgage insurance is required for the portion of the loan in excess of 80% of the original appraised value of the property. For installment loans, the Bank may loan up to 100% of the value of the collateral. For leases, the leasing company will lend 100% of the asset value financed.

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2007 and 2006 are as follows:

                                                          2007          2006
                                                      -----------   -----------
Land                                                  $ 1,245,465   $ 1,102,465
Buildings and improvements                              7,584,199     6,972,685
Furniture and fixtures                                  3,597,603     3,431,455
Leasehold improvements                                    212,106       308,591
                                                      -----------   -----------
                                                       12,639,373    11,815,196
Less accumulated depreciation and amortization          4,880,612     4,374,880
                                                      -----------   -----------
                                                      $ 7,758,761   $ 7,440,316
                                                      ===========   ===========

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2007, 2006 and 2005 was $751,259, $498,680 and $401,740
respectively.

Included in buildings and improvements, premises under capital lease totaled $1,102,027, and related accumulated amortization as of December 31, 2007 and 2006 totaled $18,460 and $1,383, respectively.

NOTE G - LEASES

The Company leases a branch office of the Bank under a twenty-year capital lease that expires in 2026. In addition, at December 31, 2007, the Company was obligated under various non-cancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. The Company also pays certain executory costs under these leases. Net rent expense under operating leases was approximately $242,000, $287,000 and $153,000 for 2007, 2006 and 2005, respectively. The future minimum payments under the capital lease and operating leases are as follows:

                                              Capital Lease    Operating Leases
                                              -------------    ----------------
2008                                                 75,000             175,400
2009                                                 75,000             151,053
2010                                                 75,000             108,742
2011                                                 75,917             112,018
2012                                                 86,000             115,365
2013 and thereafter                               1,406,832             420,450
                                              -------------    ----------------
                                                  1,793,749    $      1,083,028
                                                               ================
Less amount representing interest                  (710,182)
                                              -------------
Present value of future minimum lease
   payments-capital lease obligation          $   1,083,567
                                              =============

NOTE H - DEPOSITS

A summary of deposits at December 31, 2007 and 2006 is as follows:

                                                        2007            2006
                                                   -------------   -------------
Noninterest bearing:
   Demand                                          $  70,564,267   $  68,501,750
Interest bearing:
   Savings                                            56,344,878      45,304,667
   Money market                                       78,738,706      71,079,935
   Time certificates of deposit in
      denominations of $100,000 or more               52,345,036      72,781,087
   Other time certificates of deposit                 77,624,777      75,761,435
                                                   -------------   -------------
                                                     265,053,397     264,927,124
                                                   -------------   -------------
                                                   $ 335,617,664   $ 333,428,874
                                                   =============   =============

Included in deposits as of December 31, 2007 are approximately $6,538,000 of brokered deposits which have varying maturities through December 2008.

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2007:

      2008                125,199,263
      2009                  2,623,359
      2010                  1,424,059
      2011                    203,392
      2012                    519,740
                         ------------
      Total              $129,969,813
                         ============

Deposit accounts of officers, directors and their associates aggregated $9,015,747 and $5,456,910 at December 31, 2007 and 2006, respectively.

NOTE I - BORROWINGS

Federal Home Loan Bank Borrowings
---------------------------------

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), is required to maintain as collateral, an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. Purchases of Federal Home Loan Bank stock totaled $634,500 during 2007 and $242,200 during 2006.

Redemptions during 2007 amounted to $10,500. There were no such redemptions during 2006. The 2007 and 2006 increases in FHLBB stock are due to capital structure changes implemented during the second quarter of 2004 by the Federal Home Loan Bank of Boston (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provision of the Federal Home Loan Bank. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to obtain additional advances up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advances are used as collateral. At December 31, 2007, there were no advances under the Federal Home Loan Bank line of credit. At December 31, 2006, advances under the Federal Home Loan Bank line of credit totaled $1,000,000. At December 31, 2007 and 2006, other outstanding advances from the FHLBB aggregated $91,500,000 and $66,000,000, respectively, at interest rates ranging from 3.27% to 4.70%, and 2.59% to 5.30%, respectively.

Repurchase Agreements with Financial Institutions
-------------------------------------------------

At December 31, 2007 and 2006, securities sold under agreements to repurchase totaled $21,550,000 and $47,200,000, respectively, at interest rates ranging from 3.20% to 4.19%, and 2.40% to 4.19%, respectively.

Secured Borrowings
------------------

Secured borrowings amounted to $1,699,336 and as of December 31, 2007. There were no amounts outstanding during the year ended December 31, 2006. Pursuant to SFAS Statement 140, certain loan participation agreements did not qualify for sale accounting due to buyback provisions included within the agreement, thus the Company has not surrendered control over the transferred loans and has accounted for the transfers as secured borrowings.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2007:

                                        First Litchfield      First Litchfield
                                       Statutory Trust I     Statutory Trust II
                                      -------------------   -------------------
Junior Subordinated Notes:
   Principal balance                  $         7,011,000   $         3,093,000

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

The contractual maturities of the Company's borrowings at December 31, 2007, by year, are as follows:

                                          Fixed        Floating
                                          Rate           Rate           Total
                                      ------------   ------------   ------------
   2008                               $ 21,500,000   $         --   $ 21,500,000
   2009                                 15,550,000             --     15,550,000
   2010                                 15,000,000             --     15,000,000
   2011                                         --             --             --
   2012                                 12,000,000             --     12,000,000
   Thereafter                           49,000,000     10,104,000     59,104,000
                                      ------------   ------------   ------------
TOTAL LONG-TERM DEBT                  $113,050,000   $ 10,104,000   $123,154,000
                                      ============   ============   ============

NOTE J - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                           2007          2006           2005
                                       -----------   -----------    -----------
Current Provision:
   Federal                             $   178,289   $   279,765    $ 1,607,874

Deferred Provision (Benefit):
   Federal                                  47,413      (347,290)       (96,531)
                                       -----------   -----------    -----------
      Total                            $   225,702   $   (67,525)   $ 1,511,343
                                       ===========   ===========    ===========

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision (benefit) for income taxes as reported in the statements of income is as follows:

                                                             2007              2006               2005
                                                        --------------    --------------    ---------------
Provision for income taxes at statutory Federal rate    $  738,835  34%   $  456,069  34%   $ 1,886,060  34%
Increase (decrease) resulting from:
   Tax exempt interest income                             (464,076)(21)     (482,846)(36)      (305,425) (6)
   Nondeductible interest expense                           62,718   3        57,165   4         22,783   1
   Nondeductible income from insurance policies           (130,587) (6)     (118,311) (9)      (113,077) (2)
   Other                                                    18,812  --        20,398   2         21,002  --
                                                        ---------------   ---------------   ----------------
(Benefit) provision for income taxes                    $  225,702  10%   $  (67,525) (5)%  $ 1,511,343  27%
                                                        ===============   ===============   ================

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

                                                          2007          2006
                                                      -----------   -----------
Deferred tax assets:
   Allowance for loan and lease losses                $   731,552   $   716,073
   Depreciation                                           140,883       101,807
   Accrued expenses                                       282,835       222,719
   Alternative minimum taxes                              261,503       261,503
   Unfunded pension liability                             256,490       391,878
   Unrealized loss on available for sale securities       396,407     1,059,106
                                                      -----------   -----------
      Total gross deferred tax assets                   2,069,670     2,753,086
                                                      -----------   -----------
Deferred tax liabilities:
   Tax bad debt reserve                                  (153,536)     (153,536)
   Prepaid pension costs                                 (246,976)     (232,209)
   Net deferred loan and lease costs                     (151,528)     (127,560)
   Leases                                                (151,856)           --
   Prepaid expenses and other                             (38,240)      (66,748)
                                                      -----------   -----------
      Total gross deferred tax liabilities               (742,136)     (580,053)
                                                      -----------   -----------
Net deferred tax asset                                $ 1,327,535   $ 2,173,033
                                                      ===========   ===========

Based on the Company's earning history and amount of income taxes paid in prior years, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Company's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2007, 2006 and 2005.

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

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2007, 2006 and 2005 using a measurement date of December 31:

                                                                          2007           2006           2005
                                                                      -----------    -----------    -----------
Change in benefit obligation
   Benefit obligation, beginning                                      $ 3,408,732    $ 3,586,983    $ 3,567,063
   Service cost                                                                --             --             --
   Interest cost                                                          184,166        193,161        210,062

   Change in assumptions due to plan amendments                                --             --        813,887
   Actuarial gain                                                         (31,536)            --        (38,658)
   Curtailment gain                                                            --             --       (644,297)
   Benefits paid                                                         (291,209)      (371,412)      (321,074)
                                                                      -----------    -----------    -----------
   Benefit obligation, ending                                           3,270,153      3,408,732      3,586,983
                                                                      -----------    -----------    -----------

Change in plan assets:
   Fair value of plans assets, beginning                                2,939,118      2,981,138      3,077,431
   Actual return on plan assets                                           494,263        329,392        224,781
   Employer contribution                                                  100,000             --             --
   Benefits paid                                                         (291,209)      (371,412)      (321,074)
                                                                      -----------    -----------    -----------
   Fair value of plan assets, ending                                    3,242,172      2,939,118      2,981,138
                                                                      -----------    -----------    -----------
Funded status at end of year included
   in accrued expenses and other liabilities in 2007 and 2006         $   (27,981)      (469,614)      (605,845)
                                                                      ===========    ===========
Unrecognized net actuarial loss                                                                       1,334,951
Unrecognized service cost                                                                                    --
                                                                                                    -----------
Prepaid benefit cost included in other assets                                                       $   729,106
                                                                                                    ===========

The accumulated benefit obligation was $3,270,153 and $3,408,732 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, $754,381 and $1,152,582, respectively of net actuarial gains are included in other comprehensive income. The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is $59,249.

                                                                          2007           2006           2005
                                                                      -----------    -----------    -----------
Components of net periodic benefit cost and other
   amounts recognized in other comprehensive income:

Service cost                                                          $        --    $        --    $        --
Interest cost                                                             184,166        193,161        210,062
Expected return on plan assets                                           (200,249)      (214,862)      (233,238)
Amortization of unrealized loss                                            72,651         67,839         52,887
                                                                      -----------    -----------    -----------
Net periodic benefit cost                                                  56,568         46,138         29,711
                                                                      -----------    -----------    -----------

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income:

   Net gain                                                              (398,201)
                                                                      -----------
Total recognized in net periodic
   benefit cost and other comprehensive income                        $  (341,633)
                                                                      ===========

Weighted-average  assumptions used to determine benefit  obligations at December
31:

                                                                    2007   2006
                                                                    ----   ----
   Discount rate                                                    6.00%  5.50%
   Rate of compensation increase                                     N/A    N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                                    2007   2006
                                                                    ----   ----
   Discount rate                                                    6.00%  5.50%
   Expected return on plan assets                                   7.50%  7.50%
   Rate of compensation increase                                     N/A    N/A

The pension expense for the Plan was $56,568, $46,138 and $29,711 for the years ended December 31, 2007, 2006 and 2005, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Plan assets of 7.50% each year. In developing the expected long-term rate of return assumption, management evaluated input from its investment advisor and actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Management anticipates that investments will continue to generate long-term returns averaging at least 7.50%. Management regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. Management continues to believe that 7.50% is a conservatively reasonable long-term rate of return on Plan assets. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Bank's pension plan weighted average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

                                                  Percentage of
                                                Plan Assets as of
                                                   December 31,
      Asset Category                            2007         2006
      --------------                            -----------------
      Cash and receivables                         5%           2%
      Corporate debt and equity securities        18%          13%
      Pooled funds/Mutual funds                   60%          66%
      Government securities                       17%          19%
                                                ----         ----
      Total                                      100%         100%
                                                ====         ====

The purpose of the pension investment program is to provide the means to pay retirement benefits to participants and their beneficiaries in the amounts and at the times called for by the Plan. Plan benefits were frozen effective May 1, 2005. No contributions are expected to be made in 2008.

Plan assets are diversified and invested in accordance with guidelines established by the Bank's Compensation and Trust Committees. The portfolio is managed according to a standard Growth and Income Investment Objective model. The target asset allocation is 60% equity and 40% fixed income exposure.
Rebalancing takes place when the investment mix varies more than 5% of its Investment Objective model. Equity plan assets are further diversified in investment styles ranging from large cap, mid cap, small cap and international. Individual corporate, government agency and municipal bonds/notes, fixed income mutual funds and exchange traded funds, as well as certificates of deposits, provide fixed income for the plan and are diversified by type, credit quality and duration. The fixed income investments are laddered by maturity in order to mitigate interest rate sensitivity and income fluctuations over time.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                      2008              $  202,000
                      2009                 202,000
                      2010                 214,000
                      2011                 252,000
                      2012                 258,000
                      2013-2017          1,292,000

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the years ended December 31, 2007, 2006 and 2005, the Bank made matching contributions equal to 50% of participant contributions up to the first 6% of pre-tax compensation of a contributing participant. The Bank also made a contribution of 3% of pre-tax compensation for all eligible participants regardless of whether the participant made voluntary contributions to the 401(k) plan. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $237,461, $202,563 and $178,279 for 2007, 2006 and 2005,
respectively.

OTHER BENEFIT PLANS: Effective December 31, 1996, the Bank entered into a supplemental retirement plan with the Bank's Senior Lending Officer, who retired in 1997. At December 31, 2006, accrued supplemental retirement benefits of $5,000 is recognized in the Company's balance sheet related to this plan. The Bank completed all payments to this retiree in 2007 and therefore no liability is recognized as of December 31, 2007.

Beginning in 1996, the Company offered directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The market value of the related trust assets and corresponding liability of $180,951 and $198,960 at December 31, 2007, and 2006, respectively are included in the Company's balance sheet. During 2005, the plan was amended to cease the deferral of any future fees.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2007, 2006 and 2005, $72,702, $54,620 and $132,938,
respectively, were charged to operations under this plan. The related liability, of $419,187 and $347,115 at December 31, 2007 and 2006, respectively, is included in accrued expenses and other liabilities. At December 31, 2006 and 2005, unvested benefits earned under this plan were approximately $58,000 and $107,000, respectively.

In 2005, the Bank established an Employee Stock Ownership Plan ("ESOP"), for the benefit of its eligible employees. The ESOP invests in the stock of the Company providing participants with the opportunity to participate in any increases in the value of Company stock. Under the ESOP, eligible employees, which represent substantially all full-time employees, are awarded shares of the Company's stock which are allocated among participants in the ESOP in proportion to their compensation. The Board determines the total amount of compensation to be awarded under the plan. That amount of compensation divided by the fair value of the Company's shares at the date the shares are transferred to the plan determines the number of shares contributed to the plan. Dividends are allocated to participant accounts in proportion to their respective shares. For the years ended December 31, 2007, 2006 and 2005, $0, $0 and $67,592 was charged to operations under the ESOP. During 2006, the Company contributed 2,414 shares to the ESOP which are held by the ESOP at December 31, 2006. The Company did not contribute any shares to the ESOP during 2007 or 2005. Under the terms of the ESOP, the Company is required to repurchase shares from participants upon death or termination. The fair value of shares subject to repurchase at December 31, 2007 is approximately $15,000.

Effective January 1, 2006, the Bank entered into supplemental retirement agreements with three of the Bank's Senior Officers. At December 31, 2007 and 2006, accrued supplemental retirement benefits of $214,000 and $104,000, respectively, are recognized in the Company's balance sheet related to these plans. Upon retirement, the plans provide for payments to these individuals ranging from 10% to 25% of the three year average of the executive's compensation prior to retirement for the life expectancy of the executive at the retirement date.

The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain current and former directors and officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans. These policies have aggregate cash surrender values of approximately $10,021,000 and $9,636,000 at December 31, 2007 and 2006,
respectively. In addition, these assets are unsecured and are maintained with four insurance carriers.

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

STOCK COMPENSATION PLAN: During 2007 the Company approved a restricted stock plan ("the 2007 Plan") for senior management. As of December 31, 2007 no restricted stock award had been granted. On February 15, 2008, the Company granted 3,500 restricted stock awards to senior management from the 2007 Plan. These awards vest at the end of a five-year period, or earlier if the senior manager ceases to be a senior manager for any reason other than cause, for example, retirement. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company's common stock traded on the date of the grant.

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

In November 2007, 2006 and 2005, the Board of Directors declared 5% stock dividends payable on December 31, 2007, December 29, 2006, and December 30, 2005, respectively. Payment of these dividends resulted in the issuance of 118,873, 112,755 and 106,787 additional common shares in December 2007, 2006 and 2005, respectively. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to additional paid-in capital. Fractional shares were payable in cash on an equivalent share basis of $16.00 for the 2007 stock dividend, $23.00 for the 2006 stock dividend and $27.80 for the 2005 stock dividend. Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

The following is information about the computation of net income per share for the years ended December 31, 2007, 2006 and 2005. Shares outstanding include all shares contributed to the ESOP as all such shares have been allocated to the participants. The 2006 and 2005 information has been restated to give retroactive effect to all stock dividends and stock splits for the periods presented.

                                                 For the Year Ended December 31, 2007
                                                 ------------------------------------
                                                     Net                    Per Share
                                                    Income       Shares       Amount
                                                 -----------   ---------   ---------
Basic Net Income Per Share
   Income available to common stockholders       $ 1,947,342   2,369,210    $     .82
                                                                            =========
Effect of Dilutive Securities
   Options Outstanding                                    --       3,513
                                                 -----------   ---------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                      $ 1,947,342   2,372,723    $     .82
                                                 ===========   =========    =========

                                                 For the Year Ended December 31, 2006
                                                 ------------------------------------
                                                     Net                    Per Share
                                                    Income       Shares       Amount
                                                 -----------   ---------    ---------
Basic Net Income Per Share
   Income available to common stockholders       $ 1,408,903   2,361,765    $     .60
                                                                            =========
Effect of Dilutive Securities
   Options Outstanding                                    --      11,018
                                                 -----------   ---------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                      $ 1,408,903   2,372,783    $     .59
                                                 ===========   =========    =========

                                                 For the Year Ended December 31, 2005
                                                 ------------------------------------
                                                     Net                    Per Share
                                                    Income       Shares       Amount
                                                 -----------   ---------    ---------
Basic Net Income Per Share
   Income available to common stockholders       $ 4,035,891   2,349,472    $    1.72
                                                                            =========
Effect of Dilutive Securities
   Options Outstanding                                    --      25,423
                                                 -----------   ---------
Diluted Net Income Per Share
   Income available to common stockholders
   plus assumed conversions                      $ 4,035,891   2,374,895    $    1.70
                                                 ===========   =========    =========

NOTE M - STOCK OPTION PLANS

At December 31, 2007, the Company had one fixed option plan, which is described below. Effective January 1, 2006, the Company adopted SFAS No. 123(R) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for the stock options grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company's financial statements.

OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994. The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 3,721 shares of the Company's common stock. Automatic annual grants of an additional 631 shares for each director were given for each of the four following years.

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

Activity in the option plan for officers and outside directors for 2007 and 2006 and 2005 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                               2007                           2006                           2005
                                   ----------------------------   ----------------------------   ----------------------------
                                                   Weighted                       Weighted                       Weighted
                                   Number of   Average Exercise   Number of   Average Exercise   Number of   Average Exercise
                                     Shares     Price Per Share     Shares     Price Per Share     Shares     Price Per Share
                                   ----------------------------   ----------------------------   ----------------------------
Options outstanding at the
   beginning of the year              17,744            $  9.74      31,922             $ 9.74      42,549             $ 9.04
      Granted                             --                 --          --                 --          --                 --
      Exercised                       10,417               8.40      14,178               9.75      10,627               6.94
      Cancelled                           --                 --          --                 --          --                 --
                                   ----------------------------   ----------------------------   ----------------------------
Options outstanding and
   exercisable at end of year          7,327            $ 11.64      17,744             $ 9.74      31,922             $ 9.74
                                   ============================   ============================   ============================

At December 31, 2007, exercise prices ranged from $10.82 to $11.93 with an average remaining contractual life of 11 months and a weighted average exercise price of $11.64.

Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of the year or 7,327.

The intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 is $20,932 and $180,120, respectively. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $63,571, $143,805 and $202,090, respectively.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2007, the Bank had retained earnings of approximately $27,337,000, of which approximately $3,417,000 was available for distribution to the Company as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank is also limited in the amount it may loan to the Company, unless such loans are collateralized by specified obligations. At December 31, 2007, the amount available for transfer from the Bank to the Company in the form of loans is limited to 10% of the Bank's capital stock and surplus.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2007 and 2006 related to these items are summarized below:

                                                              2007              2006
                                                        ---------------   ---------------
                                                        Contract Amount   Contract Amount
                                                        ---------------   ---------------
Loan  and lease commitments:
   Approved  loan and lease commitments                 $    16,791,000   $    12,285,000
   Unadvanced portion of:
      Construction loans                                     15,061,000         8,701,000
      Commercial lines of credit                             49,189,000        24,158,000
      Home equity lines of credit                            31,922,000        31,535,000
      Overdraft protection and other consumer lines             994,000           712,000
      Credit cards                                            3,362,000         2,612,000
      Standby letters of credit                               2,773,000         2,211,000
                                                        ---------------   ---------------
                                                        $   120,092,000   $    82,214,000
                                                        ===============   ===============

Loan and lease commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral for loans and leases held is primarily residential property. Collateral for leases is primarily equipment. Interest rates on the above are primarily variable. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2007 and 2006.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings which arose during the course of business and are pending against the Company. Management believes the ultimate resolution of these actions and the liability, if any, resulting from such actions will not materially affect the financial condition or results of operations of the Company.

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2007 and 2006, the Bank paid approximately $25,000 and $73,000, respectively, for rent and legal fees, to companies, the principals of which are Directors of the Company. During the year ended December 31, 2007, the Company paid approximately $421,000 to a company, the principal which is a Director of the Company, for rent and the purchase of branch property.

NOTE Q - REGULATORY CAPITAL

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 that the Company and the Bank meet all capital adequacy requirements to which it is subject.

Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Total capital includes the allowance for loan and lease losses (up to a certain amount), perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt and intermediate-term preferred stock. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. Risk adjusted assets are assets adjusted for categories of on and off-balance sheet credit risk.

As of December 31, 2007 the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                       Minimum Required      To Be Well Capitalized
                                                                          For Capital       Under Prompt Corrective
                                                     Actual            Adequacy Purposes        Action Purposes
                                              --------------------   --------------------   -----------------------
                                                 Amount      Ratio      Amount      Ratio      Amount        Ratio
                                              ------------   -----   ------------   -----   ------------     ------
As of December 31, 2007:

The Company
-----------
Total Capital to Risk Weighted Assets         $ 41,561,000   12.61%  $ 26,367,000     8%             N/A        N/A
Tier I Capital to Risk Weighted Assets          39,409,000   11.96     13,180,000     4              N/A        N/A
Tier I Capital to Average Assets                39,409,000    8.04     19,606,000     4              N/A        N/A

The Bank
--------
Total Capital to Risk Weighted Assets         $ 38,312,000   11.65%  $ 26,309,000     8%    $ 32,886,000         10%
Tier I Capital to Risk Weighted Assets          36,160,000   11.00     13,149,000     4       19,724,000          6
Tier I Capital to Average Assets                36,160,000    7.36     19,652,000     4       24,565,000          5

As of December 31, 2006:

The Company
-----------
Total Capital to Risk Weighted Assets         $ 40,824,000   13.25%  $ 24,556,000     8%             N/A        N/A
Tier I Capital to Risk Weighted Assets          38,719,000   12.57     12,278,000     4              N/A        N/A
Tier I Capital to Average Assets                38,719,000    7.55     20,500,000     4              N/A        N/A

The Bank
--------
Total Capital to Risk Weighted Assets         $ 37,599,000   12.24%  $ 24,494,000     8%    $ 30,618,000         10%
Tier I Capital to Risk Weighted Assets          35,493,000   11.55     12,250,000     4       18,374,000          6
Tier I Capital to Average Assets                35,493,000    6.94     20,457,000     4       25,571,000          5

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2007 or 2006. The estimated fair value amounts for 2007 and 2006 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

Cash and due from banks, federal funds sold, interest income receivable, accrued interest payable, collateralized borrowings, and short-term borrowings are short-term, and therefore, book value is a reasonable estimate of fair value.

The fair value of the Federal Home Loan Bank stock, Federal Reserve Bank stock and other restricted stock is estimated to equal the carrying value, due to the historical experience that these stocks are redeemed at par.

The fair value of securities is based on quoted market prices or dealer quotes, if available, or if not available, on dealer quotes for similar instruments.

The fair value of loans and leases held for sale is based on quoted market prices.

Fair values are estimated for portfolios of loans and leases with similar financial characteristics. Loans and leases are segregated by type such as residential mortgages, commercial mortgages, construction mortgages, commercial, installment and other loans and leases. Each category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

Fixed rate loans and leases were priced using the discounted cash flow method. The fair value was determined using a discount rate equivalent to the prevailing market interest rate for similar loans and leases.

Variable rate loans and leases were valued at carrying value due to the frequent repricing characteristics of the portfolio. The fair value of fees associated with off-balance-sheet lending commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standings.

Nonperforming loans and leases were valued using either the discounted cash flow method or collateral value, if collateral dependent. Discounted cash flows were determined using a discount rate commensurate with the anticipated risks and repayment period.

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

The recorded book balances and estimated fair values of the Company's financial instruments at December 31, 2007 and 2006 are as follows:

                                                       2007                            2006
                                          -----------------------------   -----------------------------
                                               Book         Estimated          Book         Estimated
                                              Value         Fair Value        Value         Fair Value
                                          -------------   -------------   -------------   -------------
Financial Assets:
Cash and due from banks                   $  21,497,194   $  21,497,194   $  29,197,637   $  29,197,637
Available for sale securities               128,979,548     128,979,548     147,780,275     147,780,275
Held to maturity securities                      34,185          33,712          40,516          39,974
Federal Home Loan Bank stock                  5,067,400       5,067,400       4,443,400       4,443,400
Federal Reserve Bank stock                      225,850         225,850         225,850         225,850
Other restricted stock                           95,000          95,000          80,000          80,000
Loans and leases held for sale                       --              --       1,042,183       1,044,269
Loans and leases, net                       327,475,371     335,526,483     293,900,025     287,636,158
Accrued interest receivable                   2,609,606       2,609,606       2,598,726       2,598,726

Financial Liabilities:
Savings deposits                             56,344,878      56,344,878      45,304,667      45,304,667
Money market and demand deposits            149,302,973     149,302,973     139,581,685     139,581,685
Time certificates of deposit                129,969,813     130,267,235     148,542,522     148,804,248
Federal Home Loan Bank advances              91,500,000      96,219,124      67,000,000      66,045,391
Repurchase agreements with
   financial institutions                    21,550,000      21,421,552      47,200,000      46,447,584
Repurchase agreements with customers         14,142,773      14,142,773      12,206,023      12,206,023
Subordinated debt                            10,104,000      10,104,000      10,104,000      10,104,000
Accrued interest payable                        731,496         731,496       1,002,194       1,002,194
Collateralized borrowings                     1,699,336       1,699,336              --              --

Loan  and  lease  commitments,   rate  lock  derivative  commitments  and  other
commitments, on which the committed interest rate is less than the current market rate are insignificant at December 31, 2007 and 2006.

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans, leases and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

NOTE S - OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive loss is comprised of the following at December 31, 2007 and 2006:

                                                                                             2007           2006
                                                                                         ------------   ------------
Unrealized losses on available for sale securities,
   net of taxes                                                                          $    769,496   $  2,055,909
Unfunded pension liability, net of taxes                                                      497,891        760,704
                                                                                         ------------   ------------
                                                                                         $  1,267,387   $  2,816,613
                                                                                         ============   ============

Other comprehensive income for the years ended December 31, 2007, 2006 and 2005 is as follows:

                                                                                             2007
                                                                          ------------------------------------------
                                                                           Before-Tax                    Net-of-Tax
                                                                             Amount          Taxes         Amount
                                                                          ------------   ------------   ------------
Unrealized holding gains arising during the period                        $  1,968,743   $   (669,373)  $  1,299,370
Less: reclassification adjustment for gains recognized in net income           (19,632)         6,675        (12,957)
                                                                          ------------   ------------   ------------
Unrealized holding gain on available for sale securities,
   net of taxes                                                              1,949,111       (662,698)     1,286,413
Net pension gain                                                               398,201       (135,388)       262,813
                                                                          ------------   ------------   ------------
Total other comprehensive income, net of taxes                            $  2,347,312   $   (798,086)  $  1,549,226
                                                                          ============   ============   ============

                                                                                             2006
                                                                          ------------------------------------------
                                                                           Before-Tax                    Net-of-Tax
                                                                             Amount          Taxes         Amount
                                                                          ------------   ------------   ------------
Unrealized holding gains arising during the period                        $    445,798   $   (151,571)  $    294,227
Add: reclassification adjustment for losses recognized in net income           666,702       (226,679)       440,023
                                                                          ------------   ------------   ------------
Total other comprehensive income, net of taxes                            $  1,112,500   $   (378,250)  $    734,250
                                                                          ============   ============   ============

                                                                                             2005
                                                                          ------------------------------------------
                                                                           Before-Tax                    Net-of-Tax
                                                                             Amount          Taxes         Amount
                                                                          ------------   ------------   ------------
Unrealized holding losses on available for sale securities
   arising during the period                                              $ (2,296,237)  $    780,721   $ (1,515,516)
Less: reclassification adjustment for gains recognized in net income           (78,949)        26,842        (52,107)
                                                                          ------------   ------------   ------------
Total other comprehensive loss, net of taxes                              $ (2,375,186)  $    807,563   $ (1,567,623)
                                                                          ============   ============   ============

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION

FIRST LITCHFIELD FINANCIAL CORPORATION
Condensed Balance Sheets

                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                             2007           2006
                                                                                         ------------   ------------
Assets
Cash and due from banks                                                                  $  3,114,290   $  3,167,243
Investment in The First National Bank of Litchfield                                        34,863,604     32,687,814
Investment in First Litchfield Statutory Trusts I,II                                          304,000        304,000
Other assets                                                                                  501,838        503,388
                                                                                         ------------   ------------
Total Assets                                                                             $ 38,783,732   $ 36,662,445
                                                                                         ============   ============
Liabilities and Shareholders' Equity
Liabilities:
Subordinated debt                                                                        $ 10,104,000   $ 10,104,000
Other liabilities                                                                             367,120        352,251
                                                                                         ------------   ------------
Total Liabilities                                                                          10,471,120     10,456,251
                                                                                         ------------   ------------
Shareholders' equity                                                                       28,312,612     26,206,194
                                                                                         ------------   ------------
Total Liabilities and Shareholders' Equity                                               $ 38,783,732   $ 36,662,445
                                                                                         ============   ============

Condensed Statements of Income

                                                                                   Years Ended December 31,
                                                                          ------------------------------------------
                                                                              2007           2006           2005
                                                                          ------------   ------------   ------------
Dividends from subsidiary                                                 $  1,900,000   $  1,900,000   $  1,600,000
Other expenses, net                                                            877,608        764,705        516,979
                                                                          ------------   ------------   ------------
Income before taxes and equity in earnings of subsidiary                     1,022,392      1,135,295      1,083,021
Income tax benefit                                                             298,386        259,919        175,772
                                                                          ------------   ------------   ------------
Income before equity in undistributed earnings of subsidiary                 1,320,778      1,395,214      1,258,793
Equity in undistributed earnings of subsidiary                                 626,564         13,689      2,777,098
                                                                          ------------   ------------   ------------
Net income                                                                $  1,947,342   $  1,408,903   $  4,035,891
                                                                          ============   ============   ============

Condensed Statements of Cash Flows

                                                                                   Years Ended December 31,
                                                                          ------------------------------------------
                                                                              2007           2006           2005
                                                                          ------------   ------------   ------------
Cash flows from operating activities:
Net Income                                                                $  1,947,342   $  1,408,903   $  4,035,891
Adjustments to reconcile net income
  to cash provided by operating activities:
  Equity in undistributed earnings of subsidiary                              (626,564)       (13,689)    (2,777,098)
  Other, net                                                                   135,247         (9,766)       127,013
                                                                          ------------   ------------   ------------
Cash provided by operating activities                                        1,456,025      1,385,448      1,385,806
                                                                          ------------   ------------   ------------

Cash flows from investing activities:
   Investment in First Litchfield Statutory Trust II                                --        (93,000)            --
   Investment in The First National Bank of Litchfield                              --     (3,000,000)            --
                                                                          ------------   ------------   ------------
Cash used in investing activities                                                   --     (3,093,000)            --
                                                                          ------------   ------------   ------------

Cash flows from financing activities:
   Stock options exercised                                                      87,487        138,197         73,747
   Distribution in cash for fractional shares of common stock                   (3,917)        (5,266)        (5,952)
   Proceeds from issuance of subordinated debt                                      --      3,093,000             --
   Contribution of treasury shares to ESOP                                          --         67,592             --
   Purchase of treasury shares                                                (132,208)      (109,000)            --
   Dividends paid on common stock                                           (1,354,434)    (1,282,890)    (1,136,010)
                                                                          ------------   ------------   ------------
   Cash (used in) provided by financing activities                          (1,403,072)     1,901,633     (1,068,215)
                                                                          ------------   ------------   ------------
   Net increase in cash and due from banks                                      52,953        194,081        317,591
Cash and due from banks at the beginning of the year                         3,167,243      2,973,162      2,655,571
                                                                          ------------   ------------   ------------
Cash and due from banks at the end of the year                            $  3,114,290   $  3,167,243   $  2,973,162
                                                                          ============   ============   ============

NOTE S - SEGMENT REPORTING

Beginning in 2007, with First Litchfield Leasing Corporation fully operational, the Company has two operating segments for purposes of reporting business line results. These segments are Community Banking and Leasing. The Community Banking segment is defined as all the operating results of The First National Bank of Litchfield. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of First Litchfield Financial Corporation for the year ended December 31, 2007. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses and income taxes. The Company uses a matched maturity funding concept to allocate interest expense to First Litchfield Leasing Corporation. The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

                                                                                       For the Year Ended
                                                                                       December 31, 2007
                                                                 -------------------------------------------------------------
                                                                   Community                      Elimination     Consolidated
                                                                    Banking         Leasing         Entries          Total
                                                                 -------------   -------------   -------------   -------------
Net interest income                                              $  12,951,760   $     261,299              --   $  13,213,059
Provision for credit losses                                            123,726          80,274              --         204,000
                                                                 -------------   -------------   -------------   -------------

Net interest income after provision for credit losses               12,828,034         181,025              --      13,009,059
Noninterest income                                                   3,431,476              --              --       3,431,476
Noninterest expense                                                 13,977,928         318,843         (29,280)     14,267,491
                                                                 -------------   -------------   -------------   -------------

Income (loss) before income taxes                                    2,281,582        (137,818)         29,280       2,173,044
Income tax provision (benefit)                                         274,159         (48,457)             --         225,702
                                                                 -------------   -------------   -------------   -------------

Net income (loss)                                                $   2,007,423   $     (89,361)  $      29,280   $   1,947,342
                                                                 =============   =============   =============   =============
Total assets as of December 31, 2007                             $ 535,136,271   $  10,972,121   $ (38,454,762)  $ 507,653,629
                                                                 =============   =============   =============   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company during the 24 month period prior to December 31, 2007, or subsequently.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

The Company's Management, under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining, for the Company, adequate internal control over financial reporting, as such term is defined in Exchange act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. There were no material weaknesses in the Company's internal control over financial reporting identified by management.

The annual report does not include an attestation report of the Company's, registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company's Definitive Proxy Statement (the "Definitive Proxy Statement") for its 2008 Annual Meeting of Shareholders.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to the Company's Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. Such Code of Ethics may be obtained by any person, without charge, upon request, by writing to: Carroll A. Pereira, Treasurer, First Litchfield Financial Corporation, 13 North Street, Litchfield, CT 06759.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of item 407 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 of Regulation S-K and Item 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Company's Definitive Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.    Exhibits

EXHIBIT INDEX

Exhibit
   No.      Exhibit
---------   -------

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

4.1 Indenture dated June 16, 2006, between First Litchfield Financial Corporation, as issuer, and Wilmington Trust Company, as indenture trustee. Exhibit is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

4.2         Guarantee  Agreement  dated  as of  June  16,  2006,  between  First
            Litchfield  Financial  Corporation,  and  Wilmington  Trust Company.
            Exhibit is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

4.3 Form of Junior Subordinated Note. Exhibit is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

10.1 1994 Stock Option Plan for Officers and Outside Directors. Exhibit is incorporated by reference to Exhibit 10.2 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.2 Supplemental Employee Retirement Agreement between the Company and Walter Hunt. Exhibit is incorporated by reference to Exhibit 10.9 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.3 Deferred Directors' Fee Plan. Exhibit is incorporated by reference to Exhibit 10.10 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.4 Split Dollar Agreement with Salisbury Bank as Trustee dated November 21, 2000. Exhibit is incorporated by reference to Exhibit 10.13 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.5 The Rabbi Trust Agreement with Salisbury Bank as Trustee dated November 21, 2000. Exhibit is incorporated by reference to Exhibit
            10.14 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.6 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Jerome J. Whalen and the Bank dated December 28, 2000. Exhibit is incorporated by reference to Exhibit 10.15 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.7 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Carroll A. Pereira and the Bank dated November 30, 2000. Exhibit is incorporated by reference to Exhibit 10.16 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.8 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Philip G. Samponaro and the Bank dated December 19, 2000. Exhibit is incorporated by reference to Exhibit 10.17 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.9 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Revere H. Ferris and the Bank dated November 30, 2000. Exhibit is incorporated by reference to Exhibit 10.18 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.10 The First National Bank of Litchfield Executive Incentive Retirement Agreement between John S. Newton and the Bank dated December 21, 2000. Exhibit is incorporated by reference to Exhibit 10.19 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.11 The First National Bank of Litchfield Director Incentive Retirement Agreement between Charles E. Orr and the Bank dated November 29, 2000. Exhibit is incorporated by reference to Exhibit 10.20 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.12 The First National Bank of Litchfield Director Incentive Retirement Agreement between Patricia D. Werner and the Bank dated November 30, 2000. Exhibit is incorporated by reference to Exhibit 10.21 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.13 The First National Bank of Litchfield Director Incentive Retirement Agreement between George M. Madsen and the Bank dated December 7, 2000. Exhibit is incorporated by reference to Exhibit 10.23 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.14 The First National Bank of Litchfield Director Incentive Retirement Agreement between William J. Sweetman and the Bank dated December 20, 2000. Exhibit is incorporated by reference to Exhibit 10.24 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.15 The First National Bank of Litchfield Director Incentive Retirement Agreement between H. Ray Underwood and the Bank dated December 20, 2000. Exhibit is incorporated by reference to Exhibit 10.25 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.16 The First National Bank of Litchfield Director Incentive Retirement Agreement between Perley H. Grimes and the Bank dated December 27, 2000. Exhibit is incorporated by reference to Exhibit 10.29 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.17 The First National Bank of Litchfield Director Incentive Retirement Agreement between Alan B. Magary and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.38 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.18 The First National Bank of Litchfield Director Incentive Retirement Agreement between Gregory S. Oneglia and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.39 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.19 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joseph J. Greco and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.40 set forth in the Company's Annual Report in Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.20 Split dollar life agreement between Joelene E. Smith and the Company. Exhibit is incorporated by reference to Exhibit 10.47 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.21 Amended and Restated Declaration of Trust of First Litchfield Statutory Trust I. Exhibit is incorporated by reference to Exhibit
            10.52 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.22 Indenture for the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033. Exhibit is incorporated by reference to Exhibit 10.53 set forth in the Company's 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.23 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joelene E. Smith and the Bank dated December 22, 2003. Exhibit is incorporated by reference to Exhibit 10.54 set forth in the Company's 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

10.24 The First National Bank of Litchfield Director Incentive Retirement Agreement between Kathleen A. Kelley and the Bank dated September 1, 2004. Exhibit is incorporated by reference to Exhibit 10.56 set forth in the Company's 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on November 14, 2004.

10.25 Amendment to The First National Bank of Litchfield Director Incentive Retirement Agreement between Alan B. Magary and the Bank dated August 26, 2004. Exhibit is incorporated by reference to
            Exhibit 10.57 set forth in the Company's 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on November 14, 2004.

10.26 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Robert E. Teittinen and the Bank dated November 21, 2005. Exhibit is incorporated by reference to Exhibit 10.59 set forth in the Company's 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 30, 2006.

10.27       The  First  National  Bank  of  Litchfield   Supplemental  Executive
            Retirement Agreement between Joseph J. Greco and the Bank dated April 27, 2006. Exhibit is incorporated by reference to Exhibit
            10.60 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.28 The First National Bank of Litchfield Supplemental Executive Retirement Agreement between Carroll A. Pereira and the Bank dated April 27, 2006. Exhibit is incorporated by reference to Exhibit
            10.61 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.29       The  First  National  Bank  of  Litchfield   Supplemental  Executive
            Retirement Agreement between Joelene E. Smith and the Bank dated April 27, 2006. Exhibit is incorporated by reference to Exhibit
            10.62 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.30 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Frederick F. Judd, III and the Bank dated April 28, 2006. Exhibit is incorporated by reference to Exhibit 10.63 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

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

10.33 Executive Change in Control Agreement between Joelene E. Smith and the Company and the Bank dated May 26, 2006. Exhibit is incorporated by reference to Exhibit 10.66 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.34 Executive Change in Control Agreement between Robert E. Teittinen and the Company and the Bank dated May 26, 2006. Exhibit is incorporated by reference to Exhibit 10.67 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.35 Executive Change in Control Agreement between Frederick F. Judd, III and the Company and the Bank dated May 26, 2006. Exhibit is incorporated by reference to Exhibit 10.68 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.36 Form of Employee Change in Control Agreement. Exhibit is incorporated by reference to Exhibit 10.69 set forth in the Company's 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.37       First Litchfield  Financial  Corporation 2007 Restricted Stock Plan.
            Exhibit is incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-144951).

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

Dated:  March 31, 2008                  FIRST LITCHFIELD FINANCIAL CORPORATION

                                          By: /s/ Joseph J. Greco
                                             --------------------------------
                                              Joseph J. Greco, President and
                                              Chief Executive Officer

Dated:  March 31, 2008                    By: /s/ Carroll A. Pereira
                                             --------------------------------
                                              Carroll A. Pereira,
                                              Principal Accounting Officer
                                              and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Title                               Date
----                                 -----                               ----
/s/ Joseph J. Greco                  President, Chief Executive          3/28/08
----------------------------         Officer and Director
Joseph J. Greco

/s/ Patrick J. Boland                Director                            3/28/08
----------------------------
Patrick J. Boland

/s/ John A. Brighenti                Director                            3/28/08
----------------------------
John A. Brighenti

/s/ Perley H. Grimes, Jr.            Director                            3/28/08
----------------------------
Perley H. Grimes, Jr.

/s/ Kathleen A. Kelley               Director                            3/28/08
----------------------------
Kathleen A. Kelley

/s/ George M. Madsen                 Director                            3/28/08
----------------------------
George M. Madsen

/s/ Alan B. Magary                   Director                            3/28/08
----------------------------
Alan B. Magary

/s/ Gregory Oneglia                  Director                            3/28/08
----------------------------
Gregory Oneglia

/s/ Charles E. Orr                   Director                            3/28/08
---------------------------
Charles E. Orr

/s/ Richard E. Pugh                  Director                            3/28/08
----------------------------
Richard E. Pugh

/s/ William J. Sweetman              Director                            3/28/08
----------------------------
William J. Sweetman

/s/ H. Ray Underwood                 Director                            3/28/08
----------------------------
H. Ray Underwood

/s/ Patricia D. Werner               Director                            3/28/08
----------------------------
Patricia D. Werner