Form 10-Q
period 2008-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2008-05-15
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934

                 For the Quarterly period ended: March 31, 2008

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

                                Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                                Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,368,100 shares of Common Stock, par value $.01 per share, were outstanding at May 14, 2008.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                    Page
                                                                                   ------
Part I - Financial Information

       Item 1 - Financial Statements

       Consolidated Balance Sheets - March 31, 2008 and December 31, 2007
       (unaudited) .............................................................        3

       Consolidated Statements of Income - Three months ended
       March 31, 2008 and 2007 (unaudited) .....................................        4

       Consolidated Statements of Comprehensive Income - Three months ended
       March 31, 2008 and 2007 (unaudited) .....................................        5

       Consolidated Statements of Cash Flows - Three months ended
       March 31, 2008 and 2007 (unaudited) .....................................        6

       Notes to Consolidated Financial Statements (unaudited) ..................        7

       Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations ...............................................       17

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk [not
       applicable] .............................................................       26

       Item 4T - Controls and Procedures .......................................       26

Part II - Other Information

       Item 1 - Legal Proceedings ..............................................       26

       Item 1A - Risk Factors [not applicable] .................................       27

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....       27

       Item 3 - Defaults Upon Senior Securities ................................       27

       Item 4 - Submission of Matters to a Vote of Security Holders ............       27

       Item 5 - Other Information ..............................................       27

       Item 6 - Exhibits .......................................................       28

Signatures .....................................................................       29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                        March 31,      December 31,
                                                                          2008             2007
                                                                     --------------   --------------
ASSETS
   Cash and due from banks                                           $   15,434,786   $   10,876,445
   Interest - bearing accounts and due from banks                         1,807,354       10,620,749
                                                                     --------------   --------------
                                         CASH AND CASH EQUIVALENTS       17,242,140       21,497,194
                                                                     --------------   --------------
   Securities:
      Available for sale securities, at fair value                      154,905,951      128,979,548
      Held to maturity securities (fair value $33,271-2008 and
         $33,712-2007)                                                       33,622           34,185
                                                                     --------------   --------------
                                                  TOTAL SECURITIES      154,939,573      129,013,733
                                                                     --------------   --------------

   Federal Home Loan Bank stock, at cost                                  5,360,700        5,067,400
   Federal Reserve Bank stock, at cost                                      225,850          225,850
   Other restricted stock, at cost                                           95,000           95,000

   Loan and lease receivables, net of allowance for loan and
      lease losses of $2,195,493 -2008, $2,151,622 -2007
                                              NET LOANS AND LEASES      331,348,065      327,475,371
   Premises and equipment, net                                            7,636,789        7,758,761
   Deferred income taxes                                                  1,843,478        1,327,535
   Accrued interest receivable                                            2,702,314        2,609,606
   Cash surrender value of insurance                                     10,118,283       10,020,540
   Other assets                                                           2,513,412        2,562,638
                                                                     --------------   --------------

                                                      TOTAL ASSETS   $  534,025,604   $  507,653,629
                                                                     ==============   ==============
LIABILITIES
   Deposits:
      Noninterest bearing                                            $   66,257,150   $   70,564,267
      Interest bearing                                                  275,314,561      265,053,397
                                                                     --------------   --------------
                                                    TOTAL DEPOSITS      341,571,711      335,617,664

   Federal Home Loan Bank advances                                       91,500,000       91,500,000
   Repurchase agreements with financial institutions                     46,550,000       21,550,000
   Repurchase agreements with customers                                   9,595,575       14,142,773
   Junior subordinated debt issued by unconsolidated trust               10,104,000       10,104,000
   Collateralized borrowings                                              1,415,230        1,699,336
   Capital lease obligation                                               1,079,155        1,083,567
   Accrued expenses and other liabilities                                 4,716,813        3,593,677
                                                                     --------------   --------------

                                                 TOTAL LIABILITIES      506,532,484      479,291,017
                                                                     --------------   --------------
   Minority interest                                                         50,000           50,000
   Commitments and contingencies                                                 --               --
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value; 1,000,000 shares authorized,
      no shares outstanding                                                      --               --
   Common stock $.01 par value
      Authorized - 5,000,000 shares
      2008 - Issued - 2,504,729 shares, outstanding -
         2,371,700 shares
      2007 - Issued - 2,501,229 shares, outstanding -
         2,368,200 shares                                                    25,013           25,012
   Capital surplus                                                       27,860,370       27,858,841
   Retained earnings                                                      2,753,625        2,623,110
   Less: Treasury stock at cost- 133,029 shares                            (926,964)        (926,964)
   Accumulated other comprehensive loss, net of taxes                    (2,268,924)      (1,267,387)
                                                                     --------------   --------------
                                        TOTAL SHAREHOLDERS' EQUITY       27,443,120       28,312,612
                                                                     --------------   --------------

                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  534,025,604   $  507,653,629
                                                                     ==============   ==============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,                                                          2008            2007
                                                                                 -------------   -------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans and leases                                         $   5,527,083   $   4,943,848
                                                                                 -------------   -------------
   Interest and dividends on securities:
      Mortgage-backed securities                                                       673,328         680,984
      US Treasury and other securities                                                 501,942         557,773
      State and municipal securities                                                   336,419         338,394
      Corporate bonds and other securities                                             118,621         185,195
                                                                                 -------------   -------------
         Total interest on securities                                                1,630,310       1,762,346
   Other interest income                                                                99,043         170,635
                                                                                 -------------   -------------
                                         TOTAL INTEREST AND DIVIDEND INCOME          7,256,436       6,876,829
                                                                                 -------------   -------------
INTEREST EXPENSE
   Interest on deposits:
      Savings                                                                          189,676         179,289
      Money market                                                                     456,767         498,583
      Time certificates of deposit                                                   1,452,676       1,715,731
                                                                                 -------------   -------------
                                                 TOTAL INTEREST ON DEPOSITS          2,099,119       2,393,603
   Interest on Federal Home Loan Bank advances                                       1,007,798         681,699
   Interest on repurchase agreements                                                   338,420         407,391
   Interest on subordinated debt                                                       189,948         197,621
   Interest on collateralized borrowings                                                29,424              --
   Interest on capital lease obligation                                                 14,338          14,565
                                                                                 -------------   -------------
                                                     TOTAL INTEREST EXPENSE          3,679,047       3,694,879
                                                                                 -------------   -------------
                                                        NET INTEREST INCOME          3,577,389       3,181,950
PROVISION FOR LOAN AND LEASE LOSSES                                                     75,000         105,000
                                                                                 -------------   -------------
                                        NET INTEREST INCOME AFTER PROVISION
                                                  FOR LOAN AND LEASE LOSSES          3,502,389       3,076,950
                                                                                 -------------   -------------
NONINTEREST INCOME
   Banking service charges and fees                                                    345,179         311,232
   Trust                                                                               339,524         329,589
   Gains (losses) on available for sale securities                                      11,942         (14,350)
   Other                                                                               159,377         168,101
                                                                                 -------------   -------------
                                                   TOTAL NONINTEREST INCOME            856,022         794,572
                                                                                 -------------   -------------
NONINTEREST EXPENSE
   Salaries                                                                          1,597,635       1,603,815
   Employee benefits                                                                   441,749         426,948
   Net occupancy                                                                       311,826         275,058
   Equipment                                                                           159,614         168,521
   Legal fees                                                                           62,952          44,725
   Directors fees                                                                       50,100          56,175
   Computer services                                                                   272,973         261,158
   Supplies                                                                             45,504          42,793
   Commissions, services and fees                                                      116,242          85,516
   Postage                                                                              40,203          41,946
   Advertising                                                                         137,015          64,014
   Other                                                                               563,230         386,237
                                                                                 -------------   -------------
                                                  TOTAL NONINTEREST EXPENSE          3,799,043       3,456,906
                                                                                 -------------   -------------

                                                 INCOME BEFORE INCOME TAXES            559,368         414,616
PROVISION FOR INCOME TAXES                                                              60,845          11,722
                                                                                 -------------   -------------
                                                                 NET INCOME      $     498,523   $     402,894
                                                                                 =============   =============
INCOME PER SHARE
                                                 BASIC NET INCOME PER SHARE      $        0.21   $        0.17
                                                                                 =============   =============
                                               DILUTED NET INCOME PER SHARE      $        0.21   $        0.17
                                                                                 =============   =============
DIVIDENDS PER SHARE                                                              $        0.15   $        0.15
                                                                                 =============   =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended March 31,                                                          2008            2007
                                                                                 -------------   -------------
   Net income                                                                    $     498,523   $     402,894

   Other comprehensive(loss) income net of taxes
      Unrealized holding (losses) gains on available for sale securities
         arising during the period, net of taxes                                      (764,757)        434,406
      Net actuarial loss for pension benefits, net of taxes                           (236,780)             --
                                                                                 -------------   -------------
   Total other comprehensive (loss) income                                          (1,001,537)        434,406
                                                                                 -------------   -------------

Total comprehensive (loss) income                                                $    (503,014)  $     837,300
                                                                                 =============   =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,                                                          2008            2007
                                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $     498,523   $     402,894
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
              (Accretion) amortization of discounts and premiums on investment
                 securities, net                                                       (24,676)         50,980
              Provision for loan losses                                                 75,000         105,000
              Depreciation and amortization                                            188,905         173,263
              (Gains) losses on available for sale securities                          (11,942)         14,350
              Loss on sale of repossessed assets                                         5,030              --
              Loans originated for sale                                               (505,000)     (1,126,000)
              Proceeds from sales of loans held for sale                               509,071       1,635,732
              Gains on sales of loans held for sale                                     (4,071)         (6,549)
              Stock based compensation                                                   1,530              --
              Increase in accrued interest receivable                                  (92,708)        (57,757)
              Decrease (increase) in other assets                                       30,079        (593,700)
              Increase in cash surrender value of insurance                            (97,743)        (99,000)
              (Increase) decrease in deferred loan origination costs                   (30,414)          6,624
              Increase (decrease) in accrued expenses and other liabilities            751,601        (967,770)
                                                                                  ------------   -------------
                 Net cash provided by (used in) operating activities                 1,293,185        (461,933)
                                                                                  ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
              Proceeds from maturities and principal payments                       14,272,834       2,709,781
              Purchases                                                            (42,586,928)             --
              Proceeds from sales                                                    1,265,587       4,985,650
Held to maturity mortgage-backed securities:
              Proceeds from principal payments                                             563           2,658
Purchase of restricted stock                                                          (293,300)       (109,400)
Redemption of restricted stock                                                              --          10,500
Net increase in loans and leases                                                    (3,978,796)     (7,190,335)
Purchase of premises and equipment                                                     (66,933)       (201,600)
Proceeds from sale of repossessed assets                                                75,633              --
                                                                                 -------------   -------------
              Net cash (used in) provided by investing activities                  (31,311,340)        207,254
                                                                                 -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, money market and demand deposits                (2,559,969)     14,831,787
Net increase (decrease) in certificates of deposit                                   8,514,016      (5,068,834)
Net decrease in short term Federal Home Loan Bank advances                                  --      (1,000,000)
Proceeds from Federal Home Loan Bank advances                                               --      20,000,000
Repayments on Federal Home Loan Bank advances                                               --     (15,000,000)
Net increase (decrease) in repurchase agreements with financial institutions        25,000,000     (18,650,000)
Net decrease in repurchase agreements with customers                                (4,547,198)     (2,090,575)
Net decrease in collateralized borrowings                                             (284,106)             --
Principal payments on capital lease obligation                                          (4,412)         (4,185)
Proceeds from the exercise of stock options                                                 --          28,706

Tax benefit of stock options exercised                                                      --          14,399
Dividends paid on common stock                                                        (355,230)       (338,100)
                                                                                 -------------   -------------
              Net cash provided by (used in) financing activities                   25,763,101      (7,276,802)
                                                                                 -------------   -------------
              Net decrease in cash and cash equivalents                             (4,255,054)     (7,531,481)
CASH AND CASH EQUIVALENTS, at beginning of period                                   21,497,194      29,197,637
                                                                                 -------------   -------------
CASH AND CASH EQUIVALENTS, at end of period                                      $  17,242,140   $  21,666,156
                                                                                 =============   =============
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
              Interest on deposits and borrowings                                $   3,527,280   $   3,773,391
                                                                                 =============   =============
              Income taxes                                                       $       1,000   $         500
                                                                                 =============   =============
Non cash investing and financing activities:
              Accrued dividends declared                                         $     355,736   $     337,869
                                                                                 =============   =============
              Transfer of loans to repossessed assets                            $      61,516   $      62,631
                                                                                 =============   =============
              Increase in liabilities and decrease in retained earnings
                 for adoption of EITF 06-4                                       $      12,272   $          --
                                                                                 =============   =============

              Change in other liabilities related to the unfunded
                  pension liability                                              $     358,757   $          --
                                                                                 =============   =============

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet at December 31, 2007 of First Litchfield Financial Corporation (the "Company") has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2007.

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented.
      The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

3. The Company is required to present basic income per share and diluted income per share in its statements of income. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share.

      The following is information about the computation of net income per share for the three month periods ended March 31, 2008 and 2007. The 2007 information has been restated to give retroactive effect to all stock dividends.

                                                          Three Months Ended
                                                            March 31, 2008
                                                ------------------------------------
                                                    Net                    Per Share
                                                   Income       Shares       Amount
                                                -----------   ----------   ---------
Basic Net Income Per Share
   Income available to common shareholders      $   498,523    2,369,989   $    0.21
                                                                           =========
Effect of Dilutive Securities
   Options Outstanding                                   --          939
Diluted Net Income Per Share
                                                -----------   ----------
   Income available to common shareholders
      plus assumed conversions                  $   498,523    2,370,928   $    0.21
                                                ===========   ==========   =========

                                                         Three Months Ended
                                                           March 31, 2007
                                                ------------------------------------
                                                    Net                    Per Share
                                                   Income       Shares       Amount
                                                -----------   ----------   ---------
Basic Net Income Per Share
   Income available to common shareholders      $   402,894    2,368,687   $    0.17
                                                                           =========
Effect of Dilutive Securities
   Options Outstanding                                   --        5,196
Diluted Net Income Per Share
                                                -----------   ----------
   Income available to common shareholders
      plus assumed conversions                  $   402,894    2,373,883   $    0.17
                                                ===========   ==========   =========

4. Other comprehensive income, which is comprised of the change in unrealized gains and losses on available for sale securities as well as net pension loss, is as follows:

                                                                                      Three Months Ended
                                                                                        March 31, 2008
                                                                           -----------------------------------------
                                                                             Before-Tax        Tax       Net-of-Tax
                                                                               Amount        Effect        Amount
                                                                           -------------   ----------   ------------
Unrealized holding losses arising during the period                        $  (1,146,781)  $  389,905   $   (756,876)
Add: reclassification adjustment for amounts recognized in net income            (11,942)       4,061         (7,881)
                                                                           -------------   ----------   ------------

Unrealized holding losses on available for sale securities, net of taxes      (1,158,723)     393,966       (764,757)
Net pension loss, net of taxes                                                  (358,757)     121,977       (236,780)
                                                                           -------------   ----------   ------------
Total other comprehensive loss, net of taxes                               $  (1,517,480)  $  515,943   $ (1,001,537)
                                                                           =============   ==========   ============

                                                                                       Three Months Ended
                                                                                         March 31, 2007
                                                                           -----------------------------------------
                                                                             Before-Tax        Tax       Net-of-Tax
                                                                               Amount        Effect        Amount
                                                                           -------------   ----------   ------------
Unrealized holding gains arising during the period                         $     643,841   $ (218,906)  $    424,935
Add: reclassification adjustment for amounts recognized in net income             14,350       (4,879)         9,471
                                                                           -------------   ----------   ------------

Unrealized holding gains on available for sale securities, net of taxes    $     658,191   $ (223,785)  $    434,406
                                                                           =============   ==========   ============

5. The Company's subsidiary, The First National Bank of Litchfield (the "Bank") has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy was to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method. The increase in net actuarial pension loss is due to changes in market value since the year end December 31, 2007. During the first quarter of 2005, the Bank's pension plan was curtailed as the Bank's Board of Directors approved the cessation of benefit accruals under the Plan effective April 30, 2005. Because of this action, commencing with the Plan year beginning November 15, 2005, no further contributions will be made by the Bank.

      Components  of net periodic  benefit cost for the three months ended March
      31:

                                                           2008         2007
                                                        ----------   ----------
      Service cost                                      $       --   $       --
      Interest cost                                         46,306       46,042
      Expected return on plan assets                       (50,363)     (50,062)
      Amortization of unrealized loss                       14,812       16,952
                                                        ----------   ----------
      Net periodic benefit cost                         $   10,755   $   12,932
                                                        ==========   ==========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of March 31, 2008 are as follows:

          due    7/18/2008    4,500,000   @  3.27%
          due   10/02/2009    6,000,000   @  4.50%
          due   11/30/2009    5,000,000   @  3.95%
          due    6/24/2010    5,000,000   @  4.15%
          due   11/02/2010   10,000,000   @  4.45%
          due    5/29/2012    5,000,000   @  4.32%
          due    9/04/2012    5,000,000   @  4.38%
          due   11/02/2012    2,000,000   @  4.70%
          due    5/02/2014    7,000,000   @  4.59% , callable 5/3/2010
          due    8/20/2014    7,000,000   @  4.25% , callable 8/20/2009
          due    5/05/2016   10,000,000   @  4.53% , callable 5/5/2008
          due    3/23/2017   10,000,000   @  4.29% , callable 3/23/2009
          due    7/20/2017   10,000,000   @  4.29% , callable 4/22/2008
          due   11/20/2017    5,000,000   @  4.29% , callable 11/19/2012
                             ----------
                     Total   91,500,000
                             ==========

      As of March 31, 2008, the Bank had borrowings under repurchase agreements with financial institutions totaling $46,550,000. This amount includes borrowings:

          due    4/26/2008    7,000,000   @  4.19%
          due    6/12/2008    4,600,000   @  3.08%
          due    6/12/2008    4,700,000   @  3.08%
          due    6/12/2008    1,700,000   @  3.08%
          due    6/12/2008    1,500,000   @  3.08%
          due    7/28/2008    5,000,000   @  3.25%
          due    7/31/2008    5,000,000   @  3.27%
          due    2/25/2009    4,550,000   @  3.20%
          due    3/12/2013   12,500,000   @  3.19% , callable 3/12/2011
                             ----------
                     Total   46,550,000
                             ==========

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

For the three months ended March 31,

                                                               2008                    2007
                                                               ----                    ----
Provision for income taxes at statutory Federal rate   $   190,185      34%    $   140,969      34%
Increase (decrease) resulting from:
   Tax exempt income                                      (148,844)    (27)       (149,349)    (36)
   Nondeductible interest expense                           14,233       3          14,832       4
   Other                                                     5,271       1           5,270       1
                                                       -----------     ---     -----------     ---
Provision for income taxes                             $    60,845      11%    $    11,722       3%
                                                       ===========     ===     ===========     ===

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at March 31, 2008 and December 31, 2007 are as follows:

AVAILABLE FOR SALE

                                                            March 31, 2008
                                       ---------------------------------------------------------
                                                          Gross         Gross
                                         Amortized     Unrealized    Unrealized         Fair
                                            Cost          Gains        Losses          Value
                                       -------------   ----------   ------------   -------------
Debt Securities:
   U.S. Treasury securities            $   4,005,925   $  109,387   $         --   $   4,115,312
   U.S. Government Agency securities      23,000,000           --        (70,124)     22,929,876
   State and Municipal Obligations        29,936,315      352,582       (801,127)     29,487,770
   Corporate and Other Bonds               4,899,018           --     (1,344,018)      3,555,000
                                       -------------   ----------   ------------   -------------
                                          61,841,258      461,969     (2,215,269)     60,087,958
                                       -------------   ----------   ------------   -------------
Mortgage-Backed Securities:
   GNMA                                      623,585           --        (14,376)        609,209
   FNMA                                   63,841,245      365,636       (694,881)     63,512,000
   FHLMC                                  16,832,981       92,962       (215,727)     16,710,216
                                       -------------   ----------   ------------   -------------
                                          81,297,811      458,598       (924,984)     80,831,425
                                       -------------   ----------   ------------   -------------

Money Market mutual fund                   6,061,507           --             --       6,061,507
Marketable Equity Securities               8,030,000           --       (104,939)      7,925,061
                                       -------------   ----------   ------------   -------------

Total available for sale securities    $ 157,230,576   $  920,567   $ (3,245,192)  $ 154,905,951
                                       =============   ==========   ============   =============

                                                          December 31, 2007
                                       ---------------------------------------------------------
                                                          Gross         Gross
                                         Amortized     Unrealized    Unrealized         Fair
                                            Cost          Gains        Losses          Value
                                       -------------   ----------   ------------   -------------
Debt Securities:
   U.S. Treasury securities            $   4,007,040   $   62,179   $         --   $   4,069,219
   U.S. Government Agency securities      30,992,780        8,895       (106,435)     30,895,240
   State and Municipal Obligations        31,190,175      364,035        (49,871)     31,504,339
   Corporate and Other Bonds               4,898,731           --       (445,731)      4,453,000
                                       -------------   ----------   ------------   -------------
                                          71,088,726      435,109       (602,037)     70,921,798
                                       -------------   ----------   ------------   -------------
Mortgage-Backed Securities:
   GNMA                                      674,447           --        (16,521)        657,926
   FNMA                                   40,041,144      221,704       (996,597)     39,266,251
   FHLMC                                  12,311,134       61,541       (295,091)     12,077,584
                                       -------------   ----------   ------------   -------------
                                          53,026,725      283,245     (1,308,209)     52,001,761
                                       -------------   ----------   ------------   -------------

Marketable Equity Securities               6,030,000       54,000        (28,011)      6,055,989
                                       -------------   ----------   ------------   -------------

Total available for sale securities    $ 130,145,451   $  772,354   $ (1,938,257)  $ 128,979,548
                                       =============   ==========   ============   =============

HELD TO MATURITY

                                                             March 31, 2008
                                       ---------------------------------------------------------
                                                          Gross        Gross
                                         Amortized     Unrealized    Unrealized         Fair
                                            Cost          Gains        Losses          Value
                                       -------------   ----------   ------------   -------------
Mortgage-Backed Securities:
   GNMA                                $      33,622   $       --   $       (351)  $      33,271
                                       =============   ==========   ============   =============

                                                          December 31, 2007
                                       ---------------------------------------------------------
                                                          Gross        Gross
                                         Amortized     Unrealized    Unrealized         Fair
                                            Cost          Gains        Losses          Value
                                       -------------   ----------   ------------   -------------
Mortgage-Backed Securities:
   GNMA                                $      34,185   $       --   $       (473)  $      33,712
                                       =============   ==========   ============   =============

      At March 31, 2008, gross unrealized holding losses on available for sale and held to maturity securities totaled $3,245,192. Of the securities with unrealized losses, there were thirty-four securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $932,151 at March 31, 2008. Management does not believe that any of the unrealized losses are other than temporary as they relate primarily to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies, and are due to changes in the interest rate environment. Unrealized holding losses in Corporate and other bonds are due to both changes in interest rates as well as lack of liquidity currently in the financial markets. Management believes these unrealized losses to be temporary until such time as those markets have stabilized. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, Management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, it is anticipated that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including Management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan and lease portfolio at March 31, 2008 and December 31, 2007 is as follows:

                                                       2008            2007
                                                       ----            ----
Real estate--residential mortgage                 $ 190,079,272   $ 189,556,668
Real estate--commercial mortgage                     52,051,194      55,752,240
Real estate--construction                            32,864,179      34,808,984
Commercial Loans                                     36,610,082      33,641,679
Commercial Leases (net of unearned discount
   of $1,882,716 and $1,264,980)                     14,971,618       8,634,199
Installment                                           6,216,078       6,519,812
Other                                                   139,078          99,357
                                                  -------------   -------------
                         TOTAL LOANS AND LEASES     332,931,501     329,012,939
Net deferred loan origination costs                     476,085         445,671
Premiums on purchased loans                             135,972         168,383
Allowance for loan and lease losses                  (2,195,493)     (2,151,622)
                                                  -------------   -------------
                           NET LOANS AND LEASES   $ 331,348,065   $ 327,475,371
                                                  =============   =============

10. A summary of the Bank's deposits at March 31, 2008 and December 31, 2007 is as follows:

                                                       2008           2007
                                                  -------------   -------------
Noninterest bearing:
   Demand                                         $  66,257,150   $  70,564,267
                                                  -------------   -------------
Interest bearing:
   Savings                                           55,462,768      56,344,878
   Money market                                      81,367,964      78,738,706
   Time certificates of deposit in
      denominations of $100,000 or more              56,080,836      52,345,036
   Other time certificates of deposit                82,402,993      77,624,777
                                                  -------------   -------------
   Total Interest bearing deposits                  275,314,561     265,053,397
                                                  -------------   -------------
                                 TOTAL DEPOSITS   $ 341,571,711   $ 335,617,664
                                                  =============   =============

      Included  in  deposits  as of March 31,  2008 and  December  31,  2007 are
      approximately  $14,649,000  and  $6,538,000,   respectively,  of  brokered
      deposits which have varying maturities through December 2008.

11. During 2007 the Company approved a restricted stock plan ("the 2007 Plan") for senior management. As of December 31, 2007 no restricted stock awards had been granted. On February 15, 2008, the Company granted 3,500 restricted stock awards to senior management from the 2007 Plan. These awards vest ratably over a five-year period, or earlier if the senior manager ceases to be a senior manager for any reason other than cause, for example, retirement. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company's common stock traded on the date of the grant. Compensation expense related to these awards for the first quarter of 2008 was $1,530.

      A summary of restricted shares under the 2007 Plan as of March 31, 2008, and changes during the three months then ended, (shares in thousands) is presented below:

                                                               Weighted Average
                                                               Grant Date Fair
                                                      Shares        Value
                                                      ------        -----

      Nonvested at January 1, 2008                        --                 --
         Granted                                       3,500   $          13.11
         Vested                                           --                 --
         Forfeited                                        --                 --
                                                      ------   ----------------

      Nonvested at March 31, 2008                      3,500   $          13.11
                                                      ======   ================

12. The Company has two operating segments for purposes of reporting business line results: Community Banking and Leasing. The Community Banking segment is defined as all the operating results of the Bank. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a relatively new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of the Company as of and for the quarters ended March 31, 2008 and 2007. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses and income taxes. The Company uses a matched maturity funding concept to allocate interest expense to First Litchfield Leasing Corporation. The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

                                                           Three Months Ended
                                                             March 31, 2008
                                       -----------------------------------------------------------
                                         Community                     Elimination   Consolidated
                                          Banking         Leasing        Entries         Total
                                          -------         -------        -------         -----
Net interest income                    $   3,444,275   $    133,114   $         --   $   3,577,389
Provision for credit losses                   42,987         32,013             --          75,000
                                       -------------   ------------   ------------   -------------

Net interest income after provision        3,401,288        101,101             --       3,502,389
Noninterest income                           856,022             --             --         856,022
Noninterest expense                        3,706,383         92,660             --       3,799,043
                                       -------------   ------------   ------------   -------------

Income before income taxes                   550,927          8,441             --         559,368
Income tax provision                          58,640          2,205             --          60,845
                                       -------------   ------------   ------------   -------------

Net income                             $     492,287   $      6,236   $         --   $     498,523
                                       =============   ============   ============   =============

Total assets as of March 31, 2008      $ 556,409,543   $ 14,865,306   $(37,249,245)  $ 534,025,604
                                       =============   ============   ============   =============

                                                            Three Months Ended
                                                              March 31, 2007
                                       -----------------------------------------------------------
                                         Community                     Elimination    Consolidated
                                          Banking        Leasing         Entries         Total
                                       -------------   ------------   ------------   -------------
Net interest income                    $   3,146,434   $     35,516   $         --   $   3,181,950
Provision for credit losses                   76,654         28,346             --         105,000
                                       -------------   ------------   ------------   -------------

Net interest income after provision        3,069,780          7,170             --       3,076,950
Noninterest income                           794,572             --             --         794,572
Noninterest expense                        3,375,920         80,986             --       3,456,906
                                       -------------   ------------   ------------   -------------

Income before income taxes                   488,432        (73,816)            --         414,616
Income tax provision                          36,819        (25,097)            --          11,722
                                       -------------   ------------   ------------   -------------

Net income                             $     451,613   $    (48,719)  $         --   $     402,894
                                       =============   ============   ============   =============

Total assets as of March 31, 2007      $ 490,230,317   $  4,093,438   $   (499,171)  $ 493,824,584
                                       =============   ============   ============   =============

12. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

      SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities. Level 1 assets include debt and equity securities that are traded in an active exchange market, as well as U.S. Treasury securities, that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes other U.S. Government and agency mortgage-backed and debt securities, state and municipal obligations, corporate and other bonds, and equity securities quoted in markets that are not active. Also included are certain collateral-dependant impaired loans.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category could include certain private equity investments, and certain collateral-dependant impaired loans.

                Fair Value Measurements at March 31, 2008, Using

                                                                       Significant
                                                   Quoted Prices in       Other       Significant
                                       March        Active Markets      Observable    Unobservable
                                     31, 2008       for Identical         Inputs         Inputs
                                       Total       Assets (Level 1)      (Level 2)      (Level 3)
                                   -------------   ----------------   -------------   ------------
Assets:
   Available for sale securities   $ 154,905,951   $      4,115,312   $ 150,790,639   $        --
                                   =============   ================   =============   ============

      U.S. Treasury securities, with a carrying value of $4,115,312 at March 31, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

      The fair values of U. S. Government and agency mortgaged backed securities and debt securities, State and Municipal obligations, other corporate bonds, and certain equity securities are measured on a recurring basis, using Level 2 inputs observable market data on similar securities. The carrying value of these securities totaled $150,790,639 as of March 31, 2008.

      Loans which are deemed to be impaired are primarily valued at the lower of the current value, present value of future cash flows or, the fair values of the underlying collateral of the impaired loan. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. If such appraisal amounts are subsequently adjusted by management, such fair values may then be considered to be Level 3 inputs. Collateral dependant impaired loans were insignificant at March 31, 2008.

      The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

      Also in February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," which clarified that Statement 157 does not apply to Statement 13, "Accounting for Leases," and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under Statement 141, "Business Combinations," regardless of whether those assets and liabilities are related to leases.

      On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

      The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for those nonfinancial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the March 31, 2008 consolidated financial statements of the Company as a result of the adoption of Statement 157.

13. In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"), and in March 2007, the FASB ratified EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 or EITF 06-10 did not have a material impact on its financial statements.

14.   Recent Accounting Pronouncements

      In February 2007, the FASB issued SFAS No, 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No, 115 (Statement 159) which permits an entity to choose to measure certain financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date with the effect of the first measurement to fair value reported as a cumulative-effect adjustment to the opening balance of retained earnings. There was no impact on the consolidated financial statements of the Company as a result of the adoption of Statement 159 during the first quarter of 2008 since the Company has not elected the fair value option for any eligible items, as defined in Statement 159.

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

      In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

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

FINANCIAL CONDITION

Total assets as of March 31, 2008 were $534,025,604, an increase of $26,371,975, or 5.19% from year-end 2007 total assets of $507,653,629.

Net loans and leases increased $3,872,694 over the year-end 2007 amount. Net loans and leases as of March 31, 2008 were $331,348,065, as compared to the year-end 2007 level of $327,475,371. First quarter 2008 growth was in residential mortgage loans, and commercial loans and in leases.

Consistent with Management's strategy to migrate to a more profitable loan composition, commercial loan and lease growth was strong during the first quarter of 2008. Leases, net of unearned income, were $14,971,618 at March 31, 2008, which was an increase of $6,337,419 from the year-end 2007 balance of $8,634,199. First Litchfield Leasing Corporation is an operational subsidiary of the Bank, which offers equipment financing opportunities through middle market equipment leasing, in amounts ranging from $150,000 to $1,500,000. Commercial loans totaled $36,610,082, which is an increase of $2,968,403, from year-end 2007. Growth in commercial loans has been in both lines of credit and in term financing and continues to be a result of the sales development and commercial calling initiatives for traditional and contiguous markets. The residential mortgage loan portfolio totaled $190,079,272, which was an increase of $522,604 from year-end 2007.

As of March 31, 2008, the securities portfolio totaled $154,939,573, which is a 20.1% increase from the year-end 2007 balance. This increase is the result of a leverage strategy executed during the first quarter of 2008, whereby $25,000,000 of fixed rate mortgage backed securities were purchased and funded by borrowings from repurchase agreements. This transaction was effected to take advantage of the steepening yield curve with the result of improving the Company's profitability with little credit or interest rate risk.

Cash and cash equivalents totaled $17,242,140, which is a decrease of $4,255,054, or 19.79% from year-end 2007. During the first quarter of 2008, funds temporarily invested in interest bearing correspondent bank balances at year-end were reinvested in overnight institutional funds for better yield. As of March 31, 2008 and December 31, 2007, there were no investments in Federal Funds Sold.

Total liabilities were $506,532,484 as of March 31, 2008, which was an increase of $27,241,467 from total liabilities of $479,291,017 as of year-end 2007. Total deposits increased by $5,954,047, or 1.8% from their year-end levels. Money market deposits increased by $2,629,258, or 3.4% as a result of higher balances held for the Bank's trust customers. Time certificates of deposit totaled $138,483,829 as of March 31, 2008, which was an increase of 6.6%, or $8,514,016 from year-end 2007.

As of March 31, 2008, repurchase agreements with customers totaled $9,595,575, which was a decrease of $4,547,198 from the year-end 2007 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. During the first quarter of 2008, advances under Federal Home Loan Bank borrowings remained at a balance of $91,500,000, while repurchase agreements with financial institutions increased by $25,000,000 as a result of the first quarter leverage strategy discussed above.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the first quarter of 2008 totaled $498,523. These earnings are $95,629 or 23.7% above earnings for the first quarter of 2007, which totaled $402,894. Basic and diluted income per share for the first quarter of 2008 were both $.21, compared to basic and diluted income per share of $.17 for the first quarter of 2007. The increase in net income is due primarily to the increase in interest income and fees on loans and leases as well as increased noninterest income. For the first quarter of 2008, the return on average equity for the Company totaled 6.91% compared to 5.90% for the first quarter of 2007.

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

Net interest income on a fully tax-equivalent basis is comprised of the following for the three months ended March 31,

                                            2008               2007
                                        -------------    --------------
      Interest and dividend income      $   7,256,436    $    6,876,829
      Tax-equivalent adjustments (1)          153,604           152,815
      Interest expense                     (3,679,047)       (3,694,879)
                                        -------------    --------------
      Net interest income               $   3,730,993    $    3,334,765
                                        -------------    --------------

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the three months ended March 31, 2008 and 2007. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL

                                              Three months ended March 31, 2008           Three months ended March 31, 2007
                                          ----------------------------------------   ------------------------------------------
                                                             Interest                                    Interest
                                              Average         Earned/      Yield/         Average         Earned/       Yield/
                                              Balance          Paid         Rate          Balance          Paid          Rate
                                              -------          ----         ----          -------          ----          ----
Assets
Interest Earning Assets:
Loans and leases                          $  334,537,000   $  5,528,611      6.61%   $   298,993,000   $   4,944,583      6.61%
Investment Securities                        145,219,000      1,834,637      5.05%       154,106,000       1,914,426      4.97%
Other interest earning assets                  6,302,000         46,792      2.97%        12,538,000         170,635      5.44%
                                          --------------   ------------              ---------------   -------------

Total interest earning assets                486,058,000      7,410,040      6.10%       465,637,000       7,029,644      6.04%
                                          --------------   ------------    ------    ---------------   -------------    ------
Allowance for loan and
   lease losses                               (2,173,000)                                 (2,131,000)
Cash and due from banks                       11,346,000                                  17,922,000
Premises and equipment                         7,726,000                                   7,282,000
Net unrealized losses on
   securities                                   (673,000)                                 (2,883,000)
Other assets                                  15,978,000                                  17,258,000
                                          --------------                             ---------------

Total Average Assets                      $  518,262,000                             $   503,085,000
                                          ==============                             ===============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                          $   58,398,000        189,676      1.30%   $    54,681,000         179,289      1.31%
Money Market deposits                         82,963,000        456,767      2.20%        73,166,000         498,583      2.73%
Time deposits                                134,172,000      1,452,676      4.33%       149,319,000       1,715,731      4.60%
Borrowed funds                               144,321,000      1,579,928      4.38%       127,166,000       1,301,276      4.09%
                                          --------------   ------------              ---------------   -------------

Total interest bearing liabilities           419,854,000      3,679,047      3.51%       404,332,000       3,694,879      3.66%
                                                           ------------    ------                      -------------    ------

Demand deposits                               64,714,000                                  67,355,000
Other liabilities                              4,834,000                                   4,063,000
Shareholders' Equity                          28,860,000                                  27,335,000
                                          --------------                             ---------------

Total liabilities and equity              $  518,262,000                             $   503,085,000
                                          ==============                             ===============

Net interest income                                        $  3,730,993                                $   3,334,765
                                                           ============                                =============
Net interest spread                                                          2.59%                                        2.38%
                                                                           ======                                       ======
Net interest margin                                                          3.07%                                        2.86%
                                                                           ======                                       ======

RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                                            3/31/08 Compared to 3/31/07
                                                            Increase (Decrease) Due to
                                                            --------------------------

                                                       Volume         Rate            Total
                                                       ------         ----            -----
Interest earned on:
Loans and leases                                     $  587,408   $     (3,380)    $  584,028
Investment securities                                  (111,849)        32,060        (79,789)
Other interest earning assets                           (64,716)       (59,127)      (123,843)
                                                     ----------   ------------     ----------
Total interest earning assets                           410,843        (30,447)       380,396
                                                     ----------   ------------     ----------

Interest paid on:
Deposits                                                (14,023)      (280,461)      (294,484)
Borrowed money                                          183,622         95,030        278,652
                                                     ----------   ------------     ----------
Total interest bearing liabilities                      169,599       (185,431)       (15,832)
                                                     ----------   ------------     ----------

Increase in net interest income                      $  241,244   $    154,984     $  396,228
                                                     ==========   ============     ==========

Tax-equivalent  net  interest  income  for the  first  quarter  of 2008  totaled
$3,730,993, an increase of $396,228, or 11.9% from the first quarter of 2007. Both the increase in the volume of earning assets as well as increased interest rate spread caused the improvement in net interest income. The effect of increased volume of earning assets over interest bearing liabilities increased net interest income by $241,244. Also, the Company was able to decrease its cost of deposit interest to a greater degree than the interest earned on earning assets which resulted in $154,984 in additional net interest income.

Average earning assets for the first quarter of 2008 totaled $486,058,000, which was $20,421,000 or 4.4% greater than average earning assets for the first quarter of 2007 which totaled $465,637,000. This increase in earning assets, specifically in loans, net of increased volume of interest bearing liabilities, contributed to an additional $241,244 in net interest income. For the first quarter of 2008, loans were 68.8% of earning assets compared to 64.2% for the first quarter of 2007, which contributed to a more profitable mix of earning assets.

The net interest spread increased by 21 basis points from the first quarter of 2007. Funding costs decreased by 15 basis points while the yield on earning assets increased by 6 basis points. The significant drop in interest rates by the Federal Open Market Committee of the Federal Reserve (the "FOMC") during the first quarter allowed management to similarly adjust its deposit rates. Although yields on earning assets are subject to similar declines, the structural repricing intervals for many earning assets will not occur until later this year. Also, many interest earning assets are priced off of longer market indices, which were not as dramatically impacted by the FOMC decreases. Retail deposits is the primary source of the Company's funding and therefore competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the first quarter of 2008 totaled $75,000, which is a decrease of $30,000 from the provision for the first quarter of 2007. The provision for loan and lease losses is determined quarterly and assessed along with the adequacy of the loan and lease loss reserve. (See discussion of the Allowance for Loan and Lease Losses.)

During the first quarter of 2008, the Company recorded net charge-offs of $31,129 compared to first quarter 2007 net charge-offs of $49,667. The change in the level of charge-offs from 2007 to 2008 is not considered by Management to be indicative of any trend. For both quarters the charge-off activity is primarily attributable to consumer automobile loans which the Bank purchased in 2006 as well as other consumer loans.

Noninterest Income

Noninterest income for the first quarter of 2008 totaled $856,022, increasing $61,450, or 7.73% from the first quarter 2007 income of $794,572. Trust income totaled $339,524, which represented 40% of noninterest income and increased $9,935, or 3.0% from the first quarter of 2007. This increase is the result of an increased volume of investments under management and in spite of weakened economic and market conditions. Also, first quarter 2007 trust income included $29,000 in nonrecurring estate settlement fees. Income from banking service charges and fees increased by $33,947, or 10.91%, from the first quarter of 2007. This increase is due primarily to higher levels of deposit service charges, cash management, and master money interchange fees. Other noninterest income totaled $159,377, which was a decrease of $8,724, or 5.19% from the first quarter of 2007. This increase is mostly related to a decrease in revenue from the Bank's retail investment products. Management attributes this decrease to the current volatility in the market.

During the first quarter of 2008, sales of available for sale municipal securities were sold for the purpose of shortening the duration of the portfolio as well as to insure acceptable market bond ratings. These sales resulted in an aggregate gain of $11,942. During the first quarter of 2007, sales in the investment portfolio were made to enhance yield and resulted in losses totaling $14,350.

Noninterest Expense

First quarter 2008 noninterest expense totaled $3,799,043, increasing 9.90%, or $342,137 from the first quarter 2007 expense of $3,456,906. Advertising expense totaled $137,015, which was an increase of $73,001, or 114.04% increase from the first quarter of 2007. This increase is due primarily to the Bank's image campaign which was launched during the fourth quarter of 2007 as well as product and publicity promotions. Occupancy costs reflect increases due to a larger branch network and its related maintenance costs. Commissions, services and fees expense totaled $116,242 compared to 2007 costs of $85,516. The increase from the prior year relates primarily to strategic services related to the wealth management and retail areas. The increase in legal fees of $18,227, which is a result of increased costs for loan collections, as well as for advice related to corporate activities.

Other noninterest expenses totaled $563,230 which is an increase of $176,993, or 45.82% from the first quarter of 2007. The majority of the increase is a result of higher 2008 costs for exam and audit fees as they relate to regulatory reporting compliance, and internal audit initiatives. Also contributing to the increase were costs for placement fees for key personnel during the first quarter of 2008.

Income Taxes

The first quarter 2008 provision for income taxes totaled $60,845, which is an increase of $49,123 or 419.07% from the first quarter of 2007. The increase in income tax expense in the first quarter of 2008 is due to a higher level of taxable income. Pretax income totaled $559,368 in the first quarter of 2008 which was 34.9% higher than that for the first quarter of 2007. Additionally, the Company's effective tax rate of 11% for the first quarter of 2008 was considerably higher than the effective tax rate of 3% for the first quarter of 2007. The increase in the effective tax rate is due to a proportionately lower level of non-taxable income from both state and municipal investments as well as that from bank owned life insurance.

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

As of March 31, 2008, the Company had $125,137,211 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments is anticipated to be met through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At March 31, 2008, total shareholders' equity was $27,443,120 compared to $28,312,612 at December 31, 2007. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. On September 20, 2007 the Company approved a stock repurchase program to acquire in the next twelve months up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. There were no shares repurchased by the Company during the first quarter of 2008.

The various capital ratios of the Company and the Bank are as follows as of March 31, 2008:

                                           Regulatory
Minimum                                  Capital Levels    The Company    The Bank
                                         --------------    -----------    --------
TIER 1:
  Leverage capital ratio                              4%          7.62%       7.02%
  Risk-based capital ratio                            4%         11.43%      10.52%
  Total risk-based capital ratio                      8%         12.07%      11.16%

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

There were no material changes in loan or lease concentration or loan or lease quality that had a significant effect on the allowance for loan and lease losses calculation at March 31, 2008. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

At March 31, 2008, the allowance for loan and lease losses was equivalent to 75% of total non-performing assets as compared with 73% of total non-performing assets at December 31, 2007. As of March 31, 2008, non-performing assets and loans and leases were $2,927,715 and represented 0.88% of total loans and leases. As of December 31, 2007, non-performing assets and loans and leases totaled $2,962,185 and represented 0.90% of total loans and leases. The ratio of the allowance for such loan and lease losses to total loans and leases at March 31, 2008 and December 31, 2007 was 0.66%.

Changes in the allowance for loan and lease losses for the three months periods ended March 31, 2008 and 2007 are as shown below:

For the three months ended March 31,                          2008              2007
                                                         --------------   -----------------
Balance at beginning of the year                         $    2,151,622   $       2,106,100

Provision for loan and lease losses                              75,000             105,000
Loans and leases charged off                                    (36,260)            (51,140)
Recoveries of loans and leases previously charged-off             5,131               1,473
                                                         --------------   -----------------

Balance as of March 31,                                  $    2,195,493   $       2,161,433
                                                         ==============   =================

The following table summarizes the Bank's Other Real Estate Owned ("OREO"), past due and non-accrual loans and leases, and total nonperforming assets as of March 31, 2008 and December 31, 2007.

                                                         March 31, 2008   December 31, 2007
                                                         --------------   -----------------
Nonaccrual loans and leases                              $    2,916,897   $       2,959,074

Other real estate owned                                              --                  --
                                                         --------------   -----------------

Total nonperforming assets                               $    2,916,897   $       2,959,074
                                                         ==============   =================

Loans and leases past due in excess of 90 days and
   accruing interest                                     $       10,818   $           3,111
                                                         ==============   =================

POTENTIAL PROBLEM LOANS

As of March 31, 2008, there were no potential problem loans or leases not disclosed above, which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At March 31, 2008, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

[Not required for smaller reporting company.]

ITEM 4 T. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

As of the end of the period covered by this report, the Company's Management, under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business.

Item 1A. Risk Factors.  Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2007 the Company approved a stock repurchase program to acquire in the next twelve months up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. Shares purchased pursuant to the repurchase program in the first quarter of 2008, are shown below.

                      Issuer Purchases of Equity Securities

                               (a)                  (b)                 (c)                      (d)
                                                                   Total number of       Maximum number (or
                                                                  shares (or units)   approximate dollar value)
                                                                  purchased as part   of shares (or units) that
                          Total number of      Average price         of publicly        may yet be purchased
                         shares (or units)   paid per share (or    announced plans       under the plans or
         Period             purchased             unit)             or programs              programs
----------------------   -----------------   ------------------   -----------------   -------------------------
  January 1-31, 2008                    --   $               --                  --               30,000 shares
                         -----------------   ------------------   -----------------   -------------------------
  February 1-29, 2008                   --                   --                  --               30,000 shares
                         -----------------   ------------------   -----------------   -------------------------
    March 1-31, 2008                    --                   --                  --               30,000 shares
                         -----------------   ------------------   -----------------   -------------------------
         Total                          --   $               --                  --               30,000 shares
                         =================   ==================   =================   =========================

Item 3. Defaults Upon Senior Securities.   None

Item 4. Submission of Matters to a Vote of Security Holders.   None

Item 5. Other Information.   None

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

Dated: May 14, 2008                      FIRST LITCHFIELD FINANCIAL
                                         CORPORATION

                                            By: /s/ Joseph J. Greco
                                              ---------------------
                                                Joseph J. Greco, President and
                                                Chief Executive Officer

Dated: May 14, 2008                         By: /s/ Carroll A. Pereira
                                              ------------------------
                                                Carroll A. Pereira
                                                Principal Financial and
                                                Accounting Officer