Form 10-Q
period 2008-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2008-08-06
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                  For the Quarterly period ended: June 30, 2008

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,359,388 shares of Common Stock, par value $.01 per share, were outstanding at August 5, 2008.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

        Item 1 - Financial Statements

        Consolidated Balance Sheets - June 30, 2008 and December 31, 2007
        (unaudited) ..........................................................3

        Consolidated Statements of Income - Three and Six months ended
        June 30, 2008 and 2007 (unaudited) ...................................4

        Consolidated Statements of Changes in Shareholders' Equity -
        Six months ended June 30, 2008 and 2007 (unaudited) ..................5

        Consolidated Statements of Cash Flows - Six months ended
        June 30, 2008 and 2007 (unaudited) ...................................6

        Notes to Consolidated Financial Statements (unaudited) ...............7

        Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..................................19

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk
        [not applicable] .....................................................32

        Item 4T - Controls and Procedures ....................................32

Part II - Other Information

        Item 1 - Legal Proceedings ...........................................33

        Item 1A - Risk Factors [not applicable] ..............................33

        Item 2 - Unregistered Sales of Equity Securities and Use
        of Proceeds ..........................................................33

        Item 3 - Defaults Upon Senior Securities .............................33

        Item 4 - Submission of Matters to a Vote of Security Holders .........33

        Item 5 - Other Information ...........................................35

        Item 6 - Exhibits ....................................................36

Signatures ...................................................................37


                                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)                                                         June 30,       December 31,
                                                                                                  2008             2007
                                                                                             -------------    -------------
ASSETS
        Cash and due from banks                                                              $   9,879,291    $  10,876,445
        Interest - bearing accounts due from banks                                              14,201,940       10,620,749
                                                                                             -------------    -------------
                                                                CASH AND CASH EQUIVALENTS       24,081,231       21,497,194
                                                                                             -------------    -------------
        Securities:
                    Available for sale securities, at fair value                               152,191,082      128,979,548
                    Held to maturity securities (fair value $31,846-2008 and $33,712-2007)          32,176           34,185
                                                                                             -------------    -------------
                                                                         TOTAL SECURITIES      152,223,258      129,013,733
                                                                                             -------------    -------------

        Federal Home Loan Bank stock, at cost                                                    5,370,000        5,067,400
        Federal Reserve Bank stock, at cost                                                        225,850          225,850
        Other restricted stock, at cost                                                            100,000           95,000

        Loan and lease receivables, net of allowance for loan and lease losses of  $2,233,578 -2008, $2,151,622 -2007
                                                                     NET LOANS AND LEASES      337,241,903      327,475,371
        Premises and equipment, net                                                              7,495,227        7,758,761
        Deferred income taxes                                                                    2,967,481        1,327,535
        Accrued interest receivable                                                              2,474,581        2,609,606
        Cash surrender value of insurance                                                       10,218,116       10,020,540
        Other assets                                                                             2,232,045        2,562,639
                                                                                             -------------    -------------

                                                                             TOTAL ASSETS    $ 544,629,692    $ 507,653,629
                                                                                             =============    =============
LIABILITIES
        Deposits:
                    Noninterest bearing                                                      $  71,480,790    $  70,564,267
                    Interest bearing                                                           273,276,745      265,053,397
                                                                                             -------------    -------------
                                                                           TOTAL DEPOSITS      344,757,535      335,617,664

        Federal Home Loan Bank advances                                                         95,762,000       91,500,000
        Repurchase agreements with financial institutions                                       49,550,000       21,550,000
        Repurchase agreements with customers                                                    12,617,814       14,142,773
        Junior subordinated debt issued by unconsolidated trust                                 10,104,000       10,104,000
        Collateralized borrowings                                                                1,402,321        1,699,336
        Capital lease obligation                                                                 1,074,684        1,083,567
        Accrued expenses and other liabilities                                                   3,949,582        3,593,677
                                                                                             -------------    -------------

                                                                        TOTAL LIABILITIES      519,217,936      479,291,017
                                                                                             -------------    -------------
        Minority interest                                                                           50,000           50,000
        Commitments and contingencies
SHAREHOLDERS' EQUITY
        Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
                    Authorized - 5,000,000 shares
                    2008 - Issued - 2,506,622 shares, outstanding - 2,360,283 shares
                    2007 - Issued - 2,501,229 shares, outstanding - 2,368,200 shares                25,033           25,012
        Additional paid-in capital                                                              27,885,151       27,858,841
        Retained earnings                                                                        3,015,400        2,623,110
        Less: Treasury stock at cost- 146,339 as of 6/30/08, 133,029 as of 12/31/07             (1,113,016)        (926,964)
        Accumulated other comprehensive loss, net of taxes                                      (4,450,812)      (1,267,387)
                                                                                             -------------    -------------
                                                               TOTAL SHAREHOLDERS' EQUITY       25,361,756       28,312,612
                                                                                             -------------    -------------

                                               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 544,629,692    $ 507,653,629
                                                                                             =============    =============

See Notes to Consolidated Financial Statements.

                                                             3

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                          2008           2007           2008           2007
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans and leases              $  5,309,856   $  5,221,275   $ 10,836,939   $ 10,165,123
                                                      ------------   ------------   ------------   ------------

   Interest and dividends on securities:
        Mortgage-backed securities                         982,061        653,247      1,655,389      1,334,231
        US Treasury and other securities                   426,684        540,976        928,626      1,098,749
        State and municipal securities                     289,966        338,416        626,385        676,810
        Corporate bonds and other securities               101,155        185,131        219,776        370,326
                                                      ------------   ------------   ------------   ------------
             Total interest on securities                1,799,866      1,717,770      3,430,176      3,480,116
   Other interest income                                    68,343         28,814        167,386        199,449
                                                      ------------   ------------   ------------   ------------
                TOTAL INTEREST AND DIVIDEND INCOME       7,178,065      6,967,859     14,434,501     13,844,688
                                                      ------------   ------------   ------------   ------------

INTEREST EXPENSE
   Interest on deposits:
       Savings                                             116,210        150,791        305,886        330,080
       Money market                                        365,400        551,250        822,167      1,049,833
       Time certificates of deposit                      1,393,292      1,580,212      2,845,968      3,295,943
                                                      ------------   ------------   ------------   ------------
                TOTAL INTEREST ON DEPOSITS               1,874,902      2,282,253      3,974,021      4,675,856
   Interest on Federal Home Loan Bank advances           1,014,625        845,447      2,022,423      1,527,146
   Interest on repurchase agreements                       410,817        326,096        749,237        733,487
   Interest on subordinated debt                           125,813        198,275        315,761        395,896
   Interest on collateralized borrowings                    25,379             --         54,803             --
   Interest on capital lease obligation                     14,279         14,510         28,617         29,075
                                                      ------------   ------------   ------------   ------------
                            TOTAL INTEREST EXPENSE       3,465,815      3,666,581      7,144,862      7,361,460
                                                      ------------   ------------   ------------   ------------
                               NET INTEREST INCOME       3,712,250      3,301,278      7,289,639      6,483,228
PROVISION FOR LOAN AND LEASE LOSSES                        137,000             --        212,000        105,000
                                                      ------------   ------------   ------------   ------------
               NET INTEREST INCOME AFTER PROVISION
                          FOR LOAN AND LEASE LOSSES      3,575,250      3,301,278      7,077,639      6,378,228
                                                      ------------   ------------   ------------   ------------
NONINTEREST INCOME
   Banking service charges and fees                        380,741        335,434        725,920        646,666
   Trust                                                   333,569        340,647        673,093        670,236
   Gains (losses) on available for sale securities          20,899             --         32,841        (14,350)
   Other                                                   198,704        150,718        358,081        318,819
                                                      ------------   ------------   ------------   ------------
                          TOTAL NONINTEREST INCOME         933,913        826,799      1,789,935      1,621,371
                                                      ------------   ------------   ------------   ------------
NONINTEREST EXPENSE
   Salaries                                              1,719,704      1,530,909      3,317,339      3,134,724
   Employee benefits                                       450,090        382,119        891,839        809,067
   Net occupancy                                           292,397        261,855        604,223        536,913
   Equipment                                               154,770        167,535        314,384        336,056
   Legal fees                                               54,668         86,526        117,620        131,251
   Directors fees                                           50,200         52,278        100,300        108,453
   Computer services                                       214,114        196,213        487,087        457,371
   Supplies                                                 44,925         41,786         90,429         84,579
   Commissions, services and fees                          127,796        144,738        244,038        230,254
   Postage                                                  33,417         25,168         73,620         67,114
   Advertising                                             157,355        105,902        294,370        169,916
   Other                                                   524,283        457,070      1,087,513        843,307
                                                      ------------   ------------   ------------   ------------
                         TOTAL NONINTEREST EXPENSE       3,823,719      3,452,099      7,622,762      6,909,005
                                                      ------------   ------------   ------------   ------------

                        INCOME BEFORE INCOME TAXES         685,444        675,978      1,244,812      1,090,594
PROVISION FOR INCOME TAXES                                  68,996         94,212        129,841        105,934
                                                      ------------   ------------   ------------   ------------
                                        NET INCOME    $    616,448   $    581,766   $  1,114,971   $    984,660
                                                      ============   ============   ============   ============

INCOME PER SHARE
                        BASIC NET INCOME PER SHARE    $       0.26   $       0.25   $       0.47   $       0.42
                                                      ============   ============   ============   ============
                      DILUTED NET INCOME PER SHARE    $       0.26   $       0.25   $       0.47   $       0.42
                                                      ============   ============   ============   ============
DIVIDENDS PER SHARE                                   $       0.15   $       0.15   $       0.30   $       0.30
                                                      ============   ============   ============   ============

See Notes to Consolidated Financial Statements.

                                                       4

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
                                                                                                        Accumulated
                                                              Additional                                   Other          Total
                                                  Common       Paid-In       Retained      Treasury    Comprehensive   Shareholders'
                                                  Stock        Capital       Earnings       Stock          Loss           Equity
                                               ------------  ------------  ------------  ------------   ------------   ------------
Six months ended June 30, 2007
Balance, December 31, 2006                     $     23,724  $ 25,840,623  $  3,953,216  $   (794,756)  $ (2,816,613)  $ 26,206,194
Comprehensive income:
Net income                                               --            --       984,660            --                       984,660
Other comprehensive loss, net of taxes:
     Net unrealized holding loss on available
      for sale securities                                --            --            --            --       (797,184)      (797,184)
                                                                                                                       ------------
Other comprehensive loss                                                                                                   (797,184)
                                                                                                                       ------------
Total comprehensive income                                                                                                  187,476
Cash dividends declared: $0.30 per share                 --            --      (676,531)           --             --       (676,531)
Stock options exercised - 4,983 shares                   48        38,371            --            --             --         38,419
Tax benefit on stock options exercised                   --        19,168            --            --             --         19,168
                                               ------------  ------------  ------------  ------------   ------------   ------------
Balance, June 30, 2007                         $     23,772  $ 25,898,162  $  4,261,345  $   (794,756)  $ (3,613,797)  $ 25,774,726
                                               ============  ============  ============  ============   ============   ============

Six months ended June 30, 2008
Balance, December 31, 2007                     $     25,012  $ 27,858,841  $  2,623,110  $   (926,964)  $ (1,267,387)  $ 28,312,612
Comprehensive loss:
Net income                                               --            --     1,114,971            --                     1,114,971
Other comprehensive loss, net of taxes:
     Net unrealized holding loss on available
      for sale securities                                --            --            --            --     (2,867,053)    (2,867,053)
     Net actuarial loss and prior service
      cost for pension benefits                          --            --            --            --       (316,372)      (316,372)
                                                                                                                       ------------
Other comprehensive loss                                                                                                 (3,183,425)
                                                                                                                       ------------
Total comprehensive loss                                                                                                 (2,068,454)
Cash dividends declared: $0.30 per share                 --            --      (710,409)           --                      (710,409)
Purchase of treasury shares                              --            --            --      (186,052)            --       (186,052)
Stock options exercised - 1,893 shares                   19        20,463            --            --             --         20,482
Tax benefit on stock options exercised                   --         2,025            --            --             --          2,025
Restricted stock grants and expense                       2         3,822            --            --             --          3,824
Adoption of EITF 06-4 as of January 1, 2008              --            --       (12,272)           --             --        (12,272)
                                               ------------  ------------  ------------  ------------   ------------   ------------
Balance, June 30, 2008                         $     25,033  $ 27,885,151  $  3,015,400  $ (1,113,016)  $ (4,450,812)  $ 25,361,756
                                               ============  ============  ============  ============   ============   ============

See Notes to Consolidated Financial Statements.

                                                                 5

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                     Six months ended June 30,
                                                                                        2008            2007
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  1,114,971    $    984,660
Adjustments to reconcile net income to net cash provided by operating activities:
               (Accretion) amortization of discounts and premiums
                 on investment securities, net                                           (78,435)         96,598
               Provision for loan losses                                                 212,000         105,000
               Depreciation and amortization                                             372,100         361,876
               (Gains) losses on available for sale securities                           (32,841)         14,350
               Loss on sale of repossessed assets                                         11,937              --
               Loans originated for sale                                              (1,515,000)     (2,682,000)
               Proceeds from sales of loans held for sale                              1,525,302       2,432,858
               Gains on sales of loans held for sale                                     (10,302)         (9,675)
               Loss on disposals of bank premises and equipment                            2,188              --
               Stock based compensation                                                    3,824              --
               Decrease (increase) in accrued interest receivable                        135,025         (63,637)
               Decrease (increase) in other assets                                       296,593        (316,377)
               Increase in cash surrender value of insurance                            (197,576)       (187,916)
               Increase in deferred loan origination costs                               (63,759)        (14,959)
               (Decrease) increase in accrued expenses and other liabilities            (135,161)      1,143,642
                                                                                    ------------    ------------
                   Net cash provided by operating activities                           1,640,866       1,864,420
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
               Proceeds from maturities and principal payments                        18,721,350       5,463,118
               Purchases                                                             (52,095,778)             --
               Proceeds from sales                                                     5,930,151       4,985,650
Held to maturity mortgage-backed securities:
               Proceeds from principal payments                                            2,009           3,821
Purchase of restricted stock                                                              (5,000)        (15,000)
Redemption of restricted stock                                                                --          10,500
Purchase of Federal Home Loan Bank stock                                                (302,600)       (180,700)
Net increase in loans and leases                                                     (10,046,774)    (13,126,888)
Purchase of premises and equipment                                                      (110,754)       (837,062)
Proceeds from sale of repossessed assets                                                 154,064              --
                                                                                    ------------    ------------
               Net cash used in investing activities                                 (37,753,332)     (3,696,561)
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                                414,916      14,186,803
Net increase (decrease) in certificates of deposit                                     8,724,955     (14,326,875)
Proceeds from Federal Home Loan Bank advances                                                 --      67,000,000
Repayments on Federal Home Loan Bank advances                                                 --     (60,000,000)
Net increase in Federal Home Loan Bank overnight borrowings                            4,262,000       3,155,000
Net increase (decrease) in repurchase agreements with financial institutions          28,000,000     (18,650,000)
Net decrease in repurchase agreements with customers                                  (1,524,959)     (3,382,814)
Net decrease in collateralized borrowings                                               (297,015)             --
Principal payments on capital lease obligation                                            (8,883)         (8,425)
Purchase of treasury shares                                                             (186,052)             --
Proceeds from the exercise of stock options                                               20,482          38,419
Tax benefit of stock options exercised                                                     2,025          19,168
Dividends paid on common stock                                                          (710,966)       (675,970)
                                                                                    ------------    ------------
               Net cash provided by (used in) financing activities                    38,696,503     (12,644,694)
                                                                                    ------------    ------------
               Net increase (decrease) in cash and cash equivalents                    2,584,037     (14,476,835)
CASH AND CASH EQUIVALENTS, at beginning of period                                     21,497,194      29,197,637
                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, at end of period                                         $ 24,081,231    $ 14,720,802
                                                                                    ============    ============
SUPPLEMENTAL INFORMATION Cash paid during the period for:
               Interest on deposits and borrowings                                  $  7,144,394    $  7,286,943
                                                                                    ============    ============
               Income taxes                                                         $      1,000    $        500
                                                                                    ============    ============
Non cash investing and financing activities:
               Accrued dividends declared                                           $    354,672    $    337,912
                                                                                    ============    ============
               Transfer of loans  to repossessed assets                             $    132,001    $     82,017
                                                                                    ============    ============
               Increase in liabilities and decrease in retained earnings for
               adoption of EITF 06-4                                                $     12,272    $         --
                                                                                    ============    ============
               Change in other liabilities related to the unfunded
               pension liability                                                    $    479,352    $         --
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

    These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

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

    The following is information about the computation of net income per share for the three and six month periods ended June 30, 2008 and 2007. The 2007 information has been restated to give retroactive effect to all stock dividends.

                                                       Three Months Ended
                                                         June 30, 2008
                                               ---------------------------------
                                                  Net                  Per Share
                                                Income      Shares       Amount
                                               ---------   ---------   ---------
Basic Net Income Per Share
     Income available to common shareholders   $ 616,448   2,366,459   $    0.26
                                                                       =========
Effect of Dilutive Securities
     Options Outstanding                              --         668
Diluted Net Income Per Share
     Income available to common shareholders
                                               ---------   ---------
     plus assumed conversions                  $ 616,448   2,367,127   $    0.26
                                               =========   =========   =========

                                                       Three Months Ended
                                                         June 30, 2007
                                               ---------------------------------
                                                  Net                  Per Share
                                                Income      Shares       Amount
                                               ---------   ---------   ---------
Basic Net Income Per Share
     Income available to common shareholders   $ 581,766   2,370,886   $    0.25
                                                                       =========
Effect of Dilutive Securities
     Options Outstanding                              --       4,188
Diluted Net Income Per Share
     Income available to common shareholders
                                               ---------   ---------
     plus assumed conversions                  $ 581,766   2,375,074   $    0.25
                                               =========   =========   =========

                                                       Six Months Ended
                                                        June 30, 2008
                                               ---------------------------------
                                                   Net                 Per Share
                                                 Income      Shares      Amount
                                               ----------  ----------  ---------
Basic Net Income Per Share
     Income available to common shareholders   $1,114,971   2,368,223  $    0.47
                                                                       =========
Effect of Dilutive Securities
     Options Outstanding                               --         804
Diluted Net Income Per Share
     Income available to common shareholders
                                               ----------  ----------
     plus assumed conversions                  $1,114,971   2,369,027  $    0.47
                                               ==========  ==========  =========

                                                       Six Months Ended
                                                        June 30, 2007
                                               ---------------------------------
                                                   Net                 Per Share
                                                 Income      Shares      Amount
                                               ----------  ----------  ---------
Basic Net Income Per Share
     Income available to common shareholders   $  984,660   2,369,786  $    0.42
                                                                       =========
Effect of Dilutive Securities
     Options Outstanding                               --       4,692
Diluted Net Income Per Share
     Income available to common shareholders
                                               ----------  ----------
     plus assumed conversions                  $  984,660   2,374,478  $    0.42
                                               ==========  ==========  =========

4. Other comprehensive income, which is comprised of the change in unrealized gains and losses on available for sale securities, as well as net pension loss, is as follows:

                                                                                       Six Months Ended
                                                                                        June 30, 2008
                                                                           -----------------------------------------
                                                                            Before-Tax        Tax        Net-of-Tax
                                                                              Amount         Effect         Amount
                                                                           -----------    -----------    -----------
Unrealized holding losses arising during the period                        $(4,311,178)   $ 1,465,800    $(2,845,378)
Less: reclassification adjustment for amounts recognized in net income         (32,841)        11,166        (21,675)
                                                                           -----------    -----------    -----------

Unrealized holding losses on available for sale securities, net of taxes    (4,344,019)     1,476,966     (2,867,053)
Net pension loss, net of taxes                                                (479,352)       162,980       (316,372)
                                                                           -----------    -----------    -----------
Total other comprehensive loss, net of taxes                               $(4,823,371)   $ 1,639,946    $(3,183,425)
                                                                           ===========    ===========    ===========
                                                                                       Six Months Ended
                                                                                        June 30, 2007
                                                                           -----------------------------------------
                                                                            Before-Tax        Tax        Net-of-Tax
                                                                              Amount         Effect         Amount
                                                                           -----------    -----------    -----------
Unrealized holding losses arising during the period                        $(1,222,204)   $   415,549    $  (806,655)
Add: reclassification adjustment for amounts recognized in net income           14,350         (4,879)         9,471
                                                                           -----------    -----------    -----------

Unrealized holding losses on available for sale securities, net of taxes   $(1,207,854)   $   410,670    $  (797,184)
                                                                           ===========    ===========    ===========

5. The Company's subsidiary, The First National Bank of Litchfield (the "Bank") has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy was to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method. The increase in net actuarial pension loss for the six months ended June 30, 2008 is due to changes in market value of the Plan's investments since December 31, 2007. During the first quarter of 2005, the Bank's pension plan was curtailed as the Bank's Board of Directors approved the cessation of benefit accruals under the Plan effective April 30, 2005.

     Components of net periodic benefit cost for the three months ended June 30:

                                                2008        2007
                                              --------    --------
            Service cost                      $     --    $     --
            Interest cost                       46,306      46,042
            Expected return on plan assets     (50,363)    (50,062)
            Amortization of unrealized loss     14,812      16,952
                                              --------    --------
            Net periodic benefit cost         $ 10,755    $ 12,932
                                              ========    ========

     Components of net periodic benefit cost for the six months ended June 30:

                                                2008         2007
                                             ---------    ---------
           Service cost                      $      --    $      --
           Interest cost                        92,613       92,084
           Expected return on plan assets     (100,727)    (100,124)
           Amortization of unrealized loss      29,625       33,904
                                             ---------    ---------
           Net periodic benefit cost         $  21,511    $  25,864
                                             =========    =========


6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of June 30, 2008 are as follows:

      line of credit           $ 4,262,000 @    2.85%
      due       7/18/2008        4,500,000 @    3.27%
      due      10/02/2009        6,000,000 @    4.50%
      due      11/30/2009        5,000,000 @    3.95%
      due       6/24/2010        5,000,000 @    4.15%
      due      11/02/2010       10,000,000 @    4.45%
      due       5/29/2012        5,000,000 @    4.32%
      due       9/04/2012        5,000,000 @    4.38%
      due      11/02/2012        2,000,000 @    4.70%
      due       5/02/2014        7,000,000 @    4.59% , callable 5/3/2010
      due       8/20/2014        7,000,000 @    4.25% , callable 8/20/2009
      due       5/05/2016       10,000,000 @    4.53% , callable 8/5/2008
      due       3/23/2017       10,000,000 @    4.29% , callable 3/23/2009
      due       7/20/2017       10,000,000 @    4.29% , callable 7/22/2008
      due      11/20/2017        5,000,000 @    4.29% , callable 11/19/2012
                              ------------
                    Total     $ 95,762,000
                              ============

     As of June 30, 2008, the Bank had borrowings under repurchase agreements with financial institutions totaling $49,550,000. This amount includes borrowings:

       due         9/12/2008   $ 4,600,000 @   2.96%
       due         9/12/2008     4,700,000 @   2.96%
       due         9/12/2008     1,700,000 @   2.96%
       due         9/12/2008     1,500,000 @   2.96%
       due         7/28/2008     5,000,000 @   3.25%
       due         7/31/2008     5,000,000 @   3.27%
       due         2/25/2009     4,550,000 @   3.20%
       due         3/12/2013    12,500,000 @   3.19% , callable 3/12/2011
       due         5/23/2013    10,000,000 @   3.64% , callable 5/23/2011
                              ------------
                       Total  $ 49,550,000
                              ============


7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                              For the three months ended June 30,
                                                       ------------------------------------------------
                                                                2008                      2007
                                                       ----------------------    ----------------------
Provision for income taxes at statutory Federal rate   $ 233,052         34 %    $ 229,833         34 %
Increase (decrease) resulting from:
     Tax exempt income                                  (180,877)         (27)    (145,860)         (21)
     Nondeductible interest expense                       11,551            2       14,982            2
     Other                                                 5,270            1       (4,743)          (1)
                                                       ---------    ---------    ---------    ---------
Provision for income taxes                             $  68,996         10 %    $  94,212         14 %
                                                       =========    =========    =========    =========
                                                                For the six months ended June 30,
                                                       ------------------------------------------------
                                                                2008                      2007
                                                       ----------------------    ----------------------
Provision for income taxes at statutory Federal rate   $ 423,236         34 %    $ 370,802         34 %
Increase (decrease) resulting from:
     Tax exempt income                                  (329,721)         (26)    (295,209)         (27)
     Nondeductible interest expense                       25,784            2       29,814            3
     Other                                                10,542            1          527           --
                                                       ---------    ---------    ---------    ---------
Provision for income taxes                             $ 129,841         11 %    $ 105,934         10 %
                                                       =========    =========    =========    =========


8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at June 30, 2008 and December 31, 2007 are as follows:

AVAILABLE FOR SALE                                              June 30, 2008
                                          -----------------------------------------------------------
                                                            Gross           Gross
                                           Amortized      Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Debt Securities:
      U.S. Treasury securities            $  4,002,137   $     58,167    $     (4,679)   $  4,055,625
      U.S. Government Agency securities     23,000,000             --        (396,959)     22,603,041
      State and Municipal Obligations       26,883,578        142,223        (472,516)     26,553,285
      Corporate and Other Bonds              4,895,747             --      (2,397,607)      2,498,140
                                          ------------   ------------    ------------    ------------
                                            58,781,462        200,390      (3,271,761)     55,710,091
                                          ------------   ------------    ------------    ------------
Mortgage-Backed Securities:
      GNMA                                     586,897             --         (12,794)        574,103
      FNMA                                  68,218,694         86,750      (1,759,124)     66,546,320
      FHLMC                                 15,933,153         27,236        (440,727)     15,519,662
                                          ------------   ------------    ------------    ------------
                                            84,738,744        113,986      (2,212,645)     82,640,085
                                          ------------   ------------    ------------    ------------

Money Market mutual fund                     6,150,796             --              --       6,150,796
Marketable Equity Securities                 8,030,000             --        (339,890)      7,690,110
                                          ------------   ------------    ------------    ------------

Total available for sale securities       $157,701,002   $    314,376    $ (5,824,296)   $152,191,082
                                          ============   ============    ============    ============
                                                              December 31, 2007
                                          -----------------------------------------------------------
                                                            Gross           Gross
                                           Amortized      Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Debt Securities:
      U.S. Treasury securities            $  4,007,040   $     62,179    $         --    $  4,069,219
      U.S. Government Agency securities     30,992,780          8,895        (106,435)     30,895,240
      State and Municipal Obligations       31,190,175        364,035         (49,871)     31,504,339
      Corporate and Other Bonds              4,898,731             --        (445,731)      4,453,000
                                          ------------   ------------    ------------    ------------
                                            71,088,726        435,109        (602,037)     70,921,798
                                          ------------   ------------    ------------    ------------
Mortgage-Backed Securities:
      GNMA                                     674,447             --         (16,521)        657,926
      FNMA                                  40,041,144        221,704        (996,597)     39,266,251
      FHLMC                                 12,311,134         61,541        (295,091)     12,077,584
                                          ------------   ------------    ------------    ------------
                                            53,026,725        283,245      (1,308,209)     52,001,761
                                          ------------   ------------    ------------    ------------

Marketable Equity Securities                 6,030,000         54,000         (28,011)      6,055,989
                                          ------------   ------------    ------------    ------------

Total available for sale securities       $130,145,451   $    772,354    $ (1,938,257)   $128,979,548
                                          ============   ============    ============    ============
HELD TO MATURITY                                                 June 30, 2008
                                          -----------------------------------------------------------
                                                            Gross           Gross
                                           Amortized      Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Mortgage-Backed Securities:
      GNMA                                $     32,176   $         --    $       (330)   $     31,846
                                          ============   ============    ============    ============
                                                              December 31, 2007
                                          -----------------------------------------------------------
                                                            Gross           Gross
                                           Amortized      Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Mortgage-Backed Securities:
      GNMA                                $     34,185   $         --    $       (473)   $     33,712
                                          ============   ============    ============    ============

     At June 30, 2008, gross unrealized holding losses on available for sale and held to maturity securities totaled $5,824,626. Of the securities with unrealized losses, there were thirty-eight securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $1,413,182 at June 30, 2008. Management does not believe that the unrealized losses on securities other than Corporate and other bonds are other than temporary as they relate primarily to debt and mortgage-backed securities issued by U.S. Government and U.S. Government sponsored agencies, and are due to changes in the interest rate environment. Unrealized holding losses in Corporate and other bonds are due to both changes in interest rates as well as lack of liquidity currently in the financial markets. Management believes these unrealized losses to be temporary until such time as those markets have stabilized. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, Management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, it is anticipated that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including Management's evaluation of interest rate risks and liquidity needs.

9. A summary of the Bank's loan and lease portfolio at June 30, 2008 and December 31, 2007 is as follows:

                                                                  2008             2007
                                                             -------------    -------------
Real estate-residential mortgage                             $ 189,527,722    $ 189,556,668
Real estate-commercial mortgage                                 56,635,839       55,752,240
Real estate-construction                                        31,201,759       34,808,984
Commercial Loans                                                39,980,838       33,641,679
Commercial Leases (net of unearned discount of $2,112,616)      15,652,993        8,634,199
Installment                                                      5,698,322        6,519,812
Other                                                              149,542           99,357
                                                             -------------    -------------
                                   TOTAL LOANS AND LEASES      338,847,015      329,012,939
Net deferred loan origination costs                                509,430          445,671
Premiums on purchased loans                                        119,036          168,383
Allowance for loan and lease losses                             (2,233,578)      (2,151,622)
                                                             -------------    -------------
                                     NET LOANS AND LEASES    $ 337,241,903    $ 327,475,371
                                                             =============    =============

10. A summary of the Bank's deposits at June 30, 2008 and December 31, 2007 is as follows:

                                                                2008           2007
                                                           ------------   ------------
Noninterest bearing:
      Demand                                               $ 71,480,790   $ 70,564,267
                                                           ------------   ------------
Interest bearing:
      Savings                                                53,987,512     56,344,878
      Money market                                           80,594,465     78,738,706
      Time certificates of deposit in
        denominations of $100,000 or more                    55,487,971     52,345,036
      Other time certificates of deposit                     83,206,797     77,624,777
                                                           ------------   ------------
      Total Interest bearing deposits                       273,276,745    265,053,397
                                                           ------------   ------------
                                          TOTAL DEPOSITS   $344,757,535   $335,617,664
                                                           ============   ============

     Included  in  deposits  as of June  30,  2008  and  December  31,  2007 are
     approximately  $14,649,000  and  $6,538,000,   respectively,   of  brokered
     deposits which have varying maturities through December 2008.

11. During 2007 the Company approved a restricted stock plan (the "2007 Plan") for senior management. As of December 31, 2007, no restricted stock awards had been granted. On February 15, 2008, the Company granted 3,500 restricted stock awards to senior management from the 2007 Plan. These awards vest ratably over a five-year period, or earlier if the senior manager ceases to be a senior manager for any reason other than cause, for example, retirement. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company's common stock traded on the date of the grant. Compensation expense related to these awards for the three and six months ended June 30, 2008 was $1,530 and $3,824 respectively.

     A summary of restricted shares under the 2007 Plan as of June 30, 2008, and changes during the six months then ended, (shares in thousands) is presented below:

                                                      Weighted Average
                                                         Grant Date
                                              Shares     Fair Value
                                            ----------   ----------
             Nonvested at January 1, 2008           --   $       --

                            Granted              3,500        13.11
                            Vested                  --           --
                            Forfeited               --           --
                                            ----------   ----------

             Nonvested at June 30, 2008          3,500   $    13.11
                                            ==========   ==========

12. The Company has two operating segments for purposes of reporting business line results: Community Banking and Leasing. The Community Banking segment is defined as all the operating results of the Bank. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a relatively new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of the Company as of and for the three months and six months ended June 30, 2008 and 2007, respectively. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses and income taxes. The Company uses a matched maturity funding concept to allocate interest expense to First Litchfield Leasing Corporation. The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

                                                                  Three Months Ended
                                                                     June 30, 2008
                                      ----------------------------------------------------------------------------
                                         Community                              Elimination         Consolidated
                                          Banking             Leasing             Entries              Total
                                      ----------------    ----------------    ----------------    ----------------

Net interest income                   $      3,551,222    $        161,028    $             --    $      3,712,250
Provision for credit losses                    117,330              19,670                  --             137,000
                                      ----------------    ----------------    ----------------    ----------------

Net interest income after provision          3,433,892             141,358                  --           3,575,250
Noninterest income                             933,913                  --                  --             933,913
Noninterest expense                          3,740,585              83,134                  --           3,823,719
                                      ----------------    ----------------    ----------------    ----------------

Income before income taxes                     627,220              58,224                  --             685,444
Income tax provision                            51,124              17,872                  --              68,996
                                      ----------------    ----------------    ----------------    ----------------

Net income                            $        576,096    $         40,352    $             --    $        616,448
                                      ================    ================    ================    ================

Total assets as of June 30, 2008      $    527,445,033    $     17,386,586    $       (201,927)   $    544,629,692
                                      ================    ================    ================    ================
                                                                  Three Months Ended
                                                                     June 30, 2007
                                      ----------------------------------------------------------------------------
                                         Community                              Elimination         Consolidated
                                          Banking             Leasing             Entries              Total
                                      ----------------    ----------------    ----------------    ----------------
Net interest income                   $      3,258,305    $         42,973    $             --    $      3,301,278
Provision for credit losses                    (22,183)             22,183                  --                  --
                                      ----------------    ----------------    ----------------    ----------------

Net interest income after provision          3,280,488              20,790                  --           3,301,278
Noninterest income                             826,799                  --                  --             826,799
Noninterest expense                          3,365,541              86,558                  --           3,452,099
                                      ----------------    ----------------    ----------------    ----------------

Income before income taxes                     741,746             (65,768)                 --             675,978
Income tax provision                           117,002             (22,790)                 --              94,212
                                      ----------------    ----------------    ----------------    ----------------

Net income                            $        624,744    $        (42,978)   $             --    $        581,766
                                      ================    ================    ================    ================

Total assets as of June 30, 2007      $    483,363,604    $      7,526,542    $       (971,364)   $    489,918,782
                                      ================    ================    ================    ================

                                                                  Six Months Ended
                                                                   June 30, 2008
                                      ---------------------------------------------------------------------------

                                          Community                            Elimination         Consolidated
                                           Banking           Leasing             Entries              Total
                                      ----------------   ----------------    ----------------    ----------------

Net interest income                   $      6,995,497   $        294,142    $             --    $      7,289,639
Provision for credit losses                    160,317             51,683                  --             212,000
                                      ----------------   ----------------    ----------------    ----------------

Net interest income after provision          6,835,180            242,459                  --           7,077,639
Noninterest income                           1,789,935                 --                  --           1,789,935
Noninterest expense                          7,446,968            175,794                  --           7,622,762
                                      ----------------   ----------------    ----------------    ----------------

Income before income taxes                   1,178,147             66,665                  --           1,244,812
Income tax provision                           109,764             20,077                  --             129,841
                                      ----------------   ----------------    ----------------    ----------------

Net income                            $      1,068,383   $         46,588    $             --    $      1,114,971
                                      ================   ================    ================    ================

Total assets as of June 30, 2008      $    527,445,033   $     17,386,586    $       (201,927)   $    544,629,692
                                      ================   ================    ================    ================
                                                                  Six Months Ended
                                                                   June 30, 2007
                                      ---------------------------------------------------------------------------

                                          Community                            Elimination         Consolidated
                                           Banking           Leasing             Entries              Total
                                      ----------------   ----------------    ----------------    ----------------

Net interest income                   $      6,404,739   $         78,489    $             --    $      6,483,228
Provision for credit losses                     54,471             50,529                  --             105,000
                                      ----------------   ----------------    ----------------    ----------------

Net interest income after provision          6,350,268             27,960                  --           6,378,228
Noninterest income                           1,621,371                 --                  --           1,621,371
Noninterest expense                          6,741,461            167,544                  --           6,909,005
                                      ----------------   ----------------    ----------------    ----------------

Income before income taxes                   1,230,178           (139,584)                 --           1,090,594
Income tax provision                           153,821            (47,887)                 --             105,934
                                      ----------------   ----------------    ----------------    ----------------

Net income                            $      1,076,357   $        (91,697)   $             --    $        984,660
                                      ================   ================    ================    ================

Total assets as of June 30, 2007      $    483,363,604   $      7,526,542    $       (971,364)   $    489,918,782
                                      ================   ================    ================    ================

13. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

                                     Fair Value Measurements at June 30, 2008, Using

                                                           Quoted Prices in                            Significant
                                            June          Active Markets for    Significant Other     Unobservable
                                          30, 2008         Identical Assets     Observable Inputs        Inputs
                                            Total             (Level 1)             (Level 2)           (Level 3)
                                     ------------------   ------------------   ------------------   ------------------
Assets:
     Available for sale securities   $      152,191,082   $        4,055,625   $      148,135,457   $               --
                                     ==================   ==================   ==================   ==================

     U.S. Treasury securities, with a carrying value of $4,055,625 at June 30, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

     The fair values of U. S. Government and agency mortgaged backed securities and debt securities, State and Municipal obligations, other corporate bonds, and certain equity securities are measured on a recurring basis, using Level 2 inputs of observable market data on similar securities. The carrying value of these securities totaled $148,135,457 as of June 30, 2008.

     For  the  second   quarter  of  2008  there  has  been  no  change  in  the
     categorization of securities measured within levels 1 through 3.

     Loans which are deemed to be impaired are primarily valued at the lower of the current value, present value of future cash flows or, the fair values of the underlying collateral of the impaired loan. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. If such appraisal amounts are subsequently adjusted by management, such fair values may then be considered to be Level 3 inputs. Collateral dependant impaired loans were insignificant at June 30, 2008.

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

14. In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"), and in March 2007, the FASB ratified EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 or EITF 06-10 resulted in a decrease to retained earnings of $12,272.

15.  Recent Accounting Pronouncements

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

     In September 2006, the FASB issued SFAS No.158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. The Company adopted the recognition provisions of this standard effective December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer's year-end reporting date. The Company's non-contributory pension plan was frozen in May of 2005. The measurement date provisions of SFAS 158 are effective for the Company for the year ending December 31, 2008. Management does not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on the Company's financial position or results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Litchfield Financial Corporation (the "Company"), a Delaware corporation formed in 1988, is the one-bank holding company for The First National Bank of Litchfield (the "Bank"), a national bank supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The Bank is the Company's primary subsidiary and only source of income. The Bank has three subsidiaries, The Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations, and First Litchfield Leasing Corporation ("First Litchfield Leasing"), which is a Delaware corporation. The purpose of The Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. The purpose of First Litchfield Leasing Corporation is to provide equipment financing and leasing products to complement the Bank's array of commercial products.

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

FINANCIAL CONDITION

Total assets as of June 30, 2008 were $544,629,692, an increase of $36,976,063, or 7.28% from year-end 2007 total assets of $507,653,629.

Net loans and leases increased $9,766,532 over the year-end 2007 amount. Net loans and leases as of June 30, 2008 were $337,241,903, as compared to the year-end 2007 level of $327,475,371.

Consistent with Management's strategy to migrate to a more profitable loan composition, commercial loan and lease growth was strong during the second quarter of 2008. Leases, net of unearned income, were $15,652,993 at June 30, 2008, which was an increase of $7,018,794 from the year-end 2007 balance of $8,634,199. Commercial loans totaled $39,980,838, which is an increase of $6,339,159, from year-end 2007. Growth in commercial loans has been in both lines of credit and in term financing and continues to be a result of the sales development and commercial calling initiatives for traditional and contiguous markets. The residential mortgage loan portfolio totaled $189,527,722, which was a decrease of $28,946 from year-end 2007. This decrease is the result of the weakened economic and real estate market conditions.

As of June 30, 2008, the securities portfolio totaled $152,223,258, which is a 17.99% increase from the year-end 2007 balance. This increase is the result of a leverage strategy executed during the first quarter of 2008, whereby $25,000,000 of fixed rate mortgage backed securities were purchased and funded by borrowings from repurchase agreements. This transaction was effected to take advantage of the steepening yield curve with the result of improving the Company's profitability with minimal credit or interest rate risk. As of June 30, 2008, the unrealized loss on available for sale securities totaled $5,509,920, which is an increase of $4,344,017, from the year end net unrealized loss of $1,165,903. The increase in the unrealized loss is reflective of the volatility and lack of liquidity in the markets and changes in the interest rate environment. Management believes the issuers of these securities to be financially sound and the unrealized losses are temporary until such time as the corporate and bond markets have stabilized

Cash and cash equivalents totaled $24,081,231, which is an increase of $2,584,037, or 12.02% from year-end 2007. During 2008, funds temporarily invested in interest bearing correspondent bank balances at year-end were reinvested in overnight institutional funds to take advantage of better yields. As of June 30, 2008 and December 31, 2007, there were no investments in Federal Funds Sold.

Total liabilities were $519,217,936 as of June 30, 2008, which was an increase of $39,926,919 from total liabilities of $479,291,017 as of year-end 2007. Total deposits increased by $9,139,871, or 2.72% from their year-end levels. Money market deposits increased by $1,855,759, or 2.36% as a result of higher balances held for the Bank's trust customers. Time certificates of deposit totaled $138,694,768 as of June 30, 2008, which was an increase of 6.71%, or $8,724,955 from year-end 2007. The growth in time deposits is reflective of the customer's desire for optimization of investment yield in the low interest rate environment.

As of June 30, 2008, repurchase agreements with customers totaled $12,617,814, which was a decrease of $1,524,959 from the year-end 2007 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. During the second quarter of 2008, advances under Federal Home Loan Bank borrowings increased by $4,262,000, while repurchase agreements with financial institutions increased by $28,000,000 as a result of the first quarter leverage strategy discussed above.

RESULTS OF OPERATIONS- THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Summary

Net income for the Company for the second quarter of 2008 totaled $616,448. These earnings are $34,682 or 6.0% above earnings for the second quarter of 2007, which totaled $581,766. Basic and diluted income per share for the second quarter of 2008 were both $.26, compared to basic and diluted income per share of $.25 for the second quarter of 2007. The increase in net income is due primarily to the increase in interest income and fees on loans and leases as well as increased noninterest income. For the second quarter of 2008, the return on average equity for the Company totaled 9.00% compared to 8.88% for the second quarter of 2007.

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

Net interest income on a fully tax-equivalent basis is comprised of the following for the three months ended June 30, 2008 and 2007.

                                               2008           2007
                                           -----------    -----------
          Interest and dividend income     $ 7,178,065    $ 6,967,859
          Tax-equivalent adjustments (1)       205,124        152,495
          Interest expense                  (3,465,815)    (3,666,581)
                                           -----------    -----------
          Net interest income              $ 3,917,374    $ 3,453,773
                                           ===========    ===========


(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the three months ended June 30, 2008 and 2007. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                             Three months ended June 30, 2008              Three months ended June 30, 2007
                                       -------------------------------------------    -------------------------------------------
                                                         Interest                                       Interest
                                          Average         Earned/        Yield/          Average         Earned/        Yield/
                                          Balance          Paid           Rate           Balance          Paid           Rate
                                          -------          ----           ----           -------          ----           ----
Assets
Interest Earning Assets:
Loans and leases                       $338,109,000    $  5,313,355           6.29%   $307,243,000    $  5,222,038           6.80%
Investment securities                   162,975,000       2,042,869           5.01%    146,742,000       1,869,502           5.10%
Other interest earning assets             5,098,000          26,965           2.12%      2,744,000          28,814           4.20%
                                       ------------    ------------                   ------------    ------------

Total interest earning assets           506,182,000       7,383,189           5.83%    456,729,000       7,120,354           6.24%
                                       ------------    ------------   ------------    ------------    ------------   ------------

Allowance for loan and
  lease losses                           (2,157,000)                                    (2,137,000)
Cash and due from banks                  11,508,000                                     10,820,000
Premises and equipment                    7,592,000                                      7,816,000
Net unrealized losses on
  securities                             (2,791,000)                                    (2,783,000)
Other assets                             16,734,000                                     16,914,000
                                       ------------                                   ------------

Total Average Assets                   $537,068,000                                   $487,359,000
                                       ============                                   ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $ 54,314,000         116,210           0.86%   $ 50,493,000         150,791           1.19%
Money Market deposits                    80,431,000         365,400           1.82%     74,980,000         551,250           2.94%
Time deposits                           139,872,000       1,393,292           3.98%    136,211,000       1,580,212           4.64%
Borrowed funds                          162,373,000       1,590,913           3.92%    124,306,000       1,384,328           4.45%
                                       ------------    ------------                   ------------    ------------

Total interest bearing liabilities      436,990,000       3,465,815           3.17%    385,990,000       3,666,581           3.80%
                                                       ------------    ------------                   ------------    ------------

Demand deposits                          67,354,000                                     70,063,000
Other liabilities                         5,312,000                                      5,109,000
Shareholders' Equity                     27,412,000                                     26,197,000
                                       ------------                                   ------------

Total liabilities and equity           $537,068,000                                   $487,359,000
                                       ============                                   ============

Net interest income                                    $  3,917,374                                   $  3,453,773
                                                       ============                                   ============
Net interest spread                                                           2.66%                                          2.44%
                                                                      ============                                   ============
Net interest margin                                                           3.10%                                          3.02%
                                                                      ============                                   ============

RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                           06/30/08 Compared to 06/30/07
                                            Increase (Decrease) Due to
                                            --------------------------

                                         Volume        Rate        Total
                                        ---------   ---------    ---------

Interest earned on:
Loans and leases                        $ 502,016   $(410,699)   $  91,317
Investment securities                     209,717     (36,350)     173,367
Other interest earning assets              32,490     (34,339)      (1,849)
                                        ---------   ---------    ---------
Total interest earning assets             744,223    (481,388)     262,835
                                        ---------   ---------    ---------

Interest paid on:                              --
Deposits                                  108,253    (515,604)    (407,351)
Borrowed money                            387,339    (180,754)     206,585
                                        ---------   ---------    ---------
Total interest bearing liabilities        495,592    (696,358)    (200,766)
                                        ---------   ---------    ---------

Increase in net interest income         $ 248,631   $ 214,970    $ 463,601
                                        =========   =========    =========


Tax-equivalent net interest income for the second quarter of 2008 totaled $3,917,374, an increase of $463,601, or 13.4% from the second quarter of 2007. Both the increase in the volume of earning assets as well as increased interest margin contributed to the improvement in net interest income. The effect of increased volume of earning assets over interest bearing liabilities increased net interest income by $248,631. Also, the Company was able to decrease its cost of deposit interest to a greater degree than the interest earned on earning assets which resulted in $214,970 in additional net interest income.

Average earning assets for the second quarter of 2008 totaled $506,182,000, which was $49,453,000 or 10.8% greater than average earning assets for the second quarter of 2007 which totaled $456,729,000. This increase in earning assets, both in loans and investments, net of increased volume of interest bearing liabilities, contributed to an additional $248,631 in net interest income. Average loans and leases increased by $31 million, or 10.0%, while average investments increased by $16 million or 11.1%. The increase in earning assets came from organic growth in commercial leasing and lending as well as increases in the securities portfolio strategically designed to take advantage of the steepened yield curve.

The tax equivalent net interest margin improved 8 basis points from 3.02% in the second quarter of 2007 to 3.10% for the second quarter of 2008. The tax equivalent Funding costs decreased by 63 basis points while the yield on earning assets decreased by 41 basis points. The significant drop in interest rates by the Federal Open Market Committee of the Federal Reserve (the "FOMC") during the first quarter allowed management to similarly adjust its deposit rates. Although yields on earning assets are subject to similar declines, the structural repricing intervals for many earning assets will not occur until later this year. Also, many interest earning assets are priced off of longer market indices, which were not as dramatically impacted by the FOMC decreases. Retail deposits is the primary source of the Company's funding and therefore competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the second quarter of 2008 totaled $137,000, which is an increase of $137,000 from the provision for the second quarter of 2007. The provision for loan and lease losses is determined quarterly and assessed along with the adequacy of the loan and lease loss reserve. (See discussion of the Allowance for Loan and Lease Losses.)

During the second quarter of 2008, the Company recorded net charge-offs of $98,914 compared to second quarter 2007 net charge-offs of $38,413. The change in the level of charge-offs from 2007 to 2008 is not considered by Management to be indicative of any trend. The increase in charge-offs for the second quarter of 2008 was related to one commercial loan. The remaining charge-off activity for the second quarter of 2008 and the 2007 activity is primarily attributable to consumer automobile loans which the Bank purchased in 2006 as well as other consumer loans.

Noninterest Income

Noninterest income for the second quarter of 2008 totaled $933,913, increasing $107,114, or 12.96% from the second quarter 2007 income of $826,799. Trust income totaled $333,569, which represented 36% of noninterest income, decreased slightly from second quarter 2007 levels. Income from banking service charges and fees increased by $45,307, or 13.51%, from the second quarter of 2007. This increase is due primarily to higher levels of deposit service charges, cash management, and master money interchange fees. Other noninterest income totaled $198,704, which was an increase of $47,986, or 31.84% from the second quarter of 2007. This increase is mostly related to revenue from loan fees as well as to increases in the cash surrender value of bank owned life insurance.

During the second quarter of 2008, sales of available for sale municipal securities were sold for the purpose of shortening the duration of the portfolio as well as to ensure acceptable market bond ratings. These sales resulted in an aggregate gain of $20,899.

Noninterest Expense

Second quarter 2008 noninterest expense totaled $3,823,719, increasing 10.77%, or $371,620 from the second quarter 2007 expense of $3,452,099. Increases in noninterest expenses are reflected in staffing, occupancy, advertising, exam, audit and consulting fees. Increased salary and benefits expenses were due to additional compliance personnel and an increased emphasis on commercial and small business development. Occupancy costs reflect increases due to a larger branch network and its related maintenance costs. Advertising expense totaled $157,355, which was an increase of $51,453, or 48.59% increase from the second quarter of 2007. This increase is due primarily to the Bank's image campaign which was launched during the fourth quarter of 2007 as well as product and publicity promotions. Costs for exam and audit fees increased due to costs for regulatory reporting, compliance and internal audit.

Other noninterest expenses totaled $524,283 which is an increase of $67,213, or 14.71% from the second quarter of 2007. The majority of the increase is a result of higher 2008 costs for exam and audit fees as they relate to regulatory reporting compliance and internal audit initiatives.

Income Taxes

The second quarter 2008 provision for income taxes totaled $68,996, which is a decrease of $25,216 or 26.77% from the second quarter of 2007. The decrease in income tax expense in the second quarter of 2008 is due to a greater percentage of tax-exempt income. Pretax income totaled $685,444 in the second quarter of 2008 which was 1.4% higher than that for the second quarter of 2007. Additionally, the Company's effective tax rate of 10% for the second quarter of 2008 was lower than the effective tax rate of 14% for the second quarter of 2007. The decrease in the effective tax rate is due to a proportionately higher level of non-taxable income from both state and municipal investments as well as that from bank owned life insurance.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Summary

Net income for the Company for the six months ended June 30, 2008 totaled $1,114,971. These earnings are $130,311 or 13.23% above 2007 earnings, which totaled $984,660. Basic and diluted income per share for the six months ended June 30, 2008 were both $.47, compared to basic and diluted income per share of $.42 for the six months ended June 30, 2007. The increase in net income is due primarily to the increase in interest on mortgage-backed securities and interest income and fees on loans and leases as well as increased noninterest income. For the first six months of 2008, the return on average equity for the Company totaled 7.93% compared to 7.36% for the first six months of 2007.

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

Net interest income on a fully tax-equivalent basis is comprised of the following for the six months ended June 30,

                                      2008            2007
                                 ------------    ------------
Interest and dividend income     $ 14,434,501    $ 13,844,688
Tax-equivalent adjustments (1)        358,728         305,310
Interest expense                   (7,144,862)     (7,361,460)
                                 ------------    ------------
Net interest income              $  7,648,367    $  6,788,538
                                 ============    ============

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the three months ended June 30, 2008 and 2007. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                               Six months ended June 30, 2008               Six months ended June 30, 2007
                                       -------------------------------------------    -------------------------------------------
                                                         Interest                                       Interest
                                          Average         Earned/        Yield/          Average         Earned/        Yield/
                                          Balance          Paid           Rate           Balance          Paid           Rate
                                          -------          ----           ----           -------          ----           ----
Assets
Interest Earning Assets:
Loans and leases                       $336,323,000    $ 10,841,965           6.45%   $303,118,000    $ 10,166,621           6.71%
Investment securities                   154,097,000       3,877,507           5.03%    150,424,000       3,783,928           5.03%
Other interest earning assets             5,700,000          73,757           2.59%      7,641,000         199,449           5.22%
                                       ------------    ------------                   ------------    ------------

Total interest earning assets           496,120,000      14,793,229           5.96%    461,183,000      14,149,998           6.14%
                                       ------------    ------------   ------------    ------------    ------------   ------------

Allowance for loan and
  lease losses                           (2,165,000)                                    (2,134,000)
Cash and due from banks                  11,427,000                                     14,371,000
Premises and equipment                    7,659,000                                      7,549,000
Net unrealized losses on
  securities                             (1,732,000)                                    (2,833,000)
Other assets                             16,356,000                                     17,086,000
                                       ------------                                   ------------

Total Average Assets                   $527,665,000                                   $495,222,000
                                       ============                                   ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $ 56,356,000         305,886           1.09%   $ 52,587,000         330,080           1.26%
Money Market deposits                    81,697,000         822,167           2.01%     74,073,000       1,049,833           2.83%
Time deposits                           137,022,000       2,845,968           4.15%    142,765,000       3,295,943           4.62%
Borrowed funds                          153,347,000       3,170,841           4.14%    125,736,000       2,685,604           4.27%
                                       ------------    ------------                   ------------    ------------

Total interest bearing liabilities      428,422,000       7,144,862           3.34%    395,161,000       7,361,460           3.73%
                                                       ------------   ------------                    ------------   ------------

Demand deposits                          66,034,000                                     68,709,000
Other liabilities                         5,073,000                                      4,586,000
Shareholders' Equity                     28,136,000                                     26,766,000
                                       ------------                                   ------------

Total liabilities and equity           $527,665,000                                   $495,222,000
                                       ============                                   ============

Net interest income                                    $  7,648,367                                   $  6,788,538
                                                       ============                                   ============
Net interest spread                                                           2.62%                                          2.41%
                                                                      ============                                   ============
Net interest margin                                                           3.08%                                          2.94%
                                                                      ============                                   ============


RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                          06/30/08 Compared to 06/30/07
                                            Increase (Decrease) Due to
                                            --------------------------

                                       Volume           Rate           Total
                                     -----------    -----------    -----------
Interest earned on:
Loans and leases                     $ 1,081,754    $  (406,410)   $   675,344
Investment securities                     92,422          1,157         93,579
Other interest earning assets            (42,107)       (83,585)      (125,692)
                                     -----------    -----------    -----------
Total interest earning assets          1,132,069       (488,838)       643,231
                                     -----------    -----------    -----------

Interest paid on:
Deposits                                  96,228       (798,063)      (701,835)
Borrowed money                           573,315        (88,078)       485,237
                                     -----------    -----------    -----------
Total interest bearing liabilities       669,543       (886,141)      (216,598)
                                     -----------    -----------    -----------

Increase in net interest income      $   462,526    $   397,303    $   859,829
                                     ===========    ===========    ===========

Tax-equivalent net interest income for the first six months of 2008 totaled $7,648,367, an increase of $859,829, or 12.7% from the first six months of 2007. Both the increase in the volume of earning assets as well as increased interest margin contributed to the improvement in net interest income. The effect of increased volume of earning assets over interest bearing liabilities increased net interest income by $462,526. Also, the Company was able to decrease its cost of deposit interest to a greater degree than the interest earned on earning assets which resulted in $397,303 in additional net interest income.

Average earning assets for the first six months of 2008 totaled $496,120,000, which was $34,937,000, or 7.6% greater than average earning assets for the first six months of 2007, which totaled $461,183,000. This increase in earning assets was mostly in the loan and lease portfolio which on average totaled $336,323,000, an increase of $33,205,000 or 11%. The increase in loan volume contributed $1,081,754 in additional interest income. For the first six months of 2008, loans were 67.8% of earning assets compared to 65.7% for the same time in 2007. This higher percentage of loans and leases to average earning assets contributed to a more profitable mix of earning assets.

The 2008 year to date net interest margin increased by 14 basis points from the same period in 2007. Funding costs decreased by 39 basis points while the yield on earning assets decreased by 18 basis points. The significant drop in interest rates by the Federal Open Market Committee of the Federal Reserve (the "FOMC") during the first quarter allowed management to similarly adjust its deposit rates. Although yields on earning assets are subject to similar declines, the structural repricing intervals for many earning assets will not occur until later this year. Also, many interest earning assets are priced off of longer market indices, which were not as dramatically impacted by the FOMC decreases. Retail deposits is the primary source of the Company's funding and therefore competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the six months ended June 30, 2008 totaled $212,000, which is an increase of $107,000 from the provision for the six months ended June 30, 2007. The provision for loan and lease losses is determined quarterly and assessed along with the adequacy of the loan and lease loss reserve. (See discussion of the Allowance for Loan and Lease Losses.)

During the first six months of 2008, the Company recorded net charge-offs of $130,044 compared to 2007 net charge-offs for the same period totaling $88,080. The change in the level of charge-offs from 2007 to 2008 is due to one commercial loan charge-off in 2008. For both years however, the charge-off activity is primarily attributable to consumer automobile loans, which the Bank purchased in 2006 as well as other consumer loans.

Noninterest Income

Year  to date  noninterest  income  as of  June  30,  2008  totaled  $1,789,935, increasing $168,564, or 10.4% from the first six months of 2007 income of $1,621,371. Trust income totaled $673,093, which represented 37.6% of noninterest income and increased $2,857, or 0.43% from the first six months of 2007. Income from banking service charges and fees increased by $79,254, or 12.26%, from the first half of 2007. This increase is due primarily to higher levels of deposit service charges, cash management, and master money interchange fees. Other noninterest income totaled $358,081, which was an increase of $39,262, or 12.31% from the first six months of 2007.

During the first half of 2008, available for sale municipal securities were sold for the purpose of shortening the duration of the portfolio as well as to ernsure acceptable market bond ratings. These sales resulted in an aggregate gain of $32,841. During the first six months of 2007, the Bank recorded losses on the sales of available for sale securities of $14,350. These sales were made for the purpose of reducing interest rate risk and positioning earning assets for future profitability.

Noninterest Expense

Six-month noninterest expense as of June 30, 2008 totaled $7,622,762, increasing 10.33%, or $713,757 from the same period in 2007. Advertising expense totaled $294,370, which was an increase of $124,454, or 73.24% increase from the six months ended June 30, 2007. This increase is due primarily to the Bank's image campaign which was launched during the fourth quarter of 2007 as well as product and publicity promotions. Occupancy costs reflect increases due to a larger branch network and its related maintenance costs. Commissions, services and fees expense totaled $244,038 compared to 2007 costs of $230,254. The increase from the prior year relates primarily to strategic services related to the wealth management and retail areas.

Other noninterest expenses totaled $1,087,513 which is an increase of $244,206, or 28.96% from the first six months of 2007. The majority of the increase is a result of higher 2008 costs for exam and audit fees as they relate to regulatory reporting compliance and internal audit initiatives. Also contributing to the increase were costs for placement fees for key personnel during the first quarter of 2008.

Income Taxes

The provision for income taxes for the first six months of 2008 totaled $129,841, which is an increase of $23,907, or 22.57% from the same period in 2007. The increase in income tax expense in the first six months of 2008 is due to a higher level of taxable income. Pretax income totaled $1,244,812 in the first half of 2008 which was 14.14% higher than that for the first half of 2007. Additionally, the Company's effective tax rate of 11% for 2008 was higher than the effective tax rate of 10% for 2007. The increase in the effective tax rate is due to a proportionately lower level of non-taxable income from both state and municipal investments as well as that from bank owned life insurance.

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

As of June 30, 2008, the Company had $135,089,450 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments is anticipated to be met through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

At June 30, 2008, total shareholders' equity was $25,361,756 compared to $28,312,612 at December 31, 2007. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. In September 2007, the Company approved a stock repurchase program to acquire in the next twelve months up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. Shares repurchased by the Company during the first six months of 2008 totaled 13,310. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.)

The various capital ratios of the Company and the Bank are as follows as of June 30, 2008:

Minimum                                 Regulatory
                                      Capital Levels    The Company    The Bank
                                      --------------    -----------    --------
TIER 1:
      Leverage capital ratio                      4%           7.34%       6.78%

      Risk-based capital ratio                    4%          11.25%      10.40%

      Total risk-based capital ratio              8%          11.89%      11.04%


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

The allowance consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as doubtful, substandard or special mention. For such loans and leases that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-classified loans and leases and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect Management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

There were no material changes in loan or lease concentration or loan or lease quality that had a significant effect on the allowance for loan and lease losses calculation at June 30, 2008. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

At June 30, 2008, the allowance for loan and lease losses was equivalent to 60% of total non-performing assets as compared with 72% of total non-performing assets at December 31, 2007. As of June 30, 2008, non-performing assets and loans and leases were $3,752,118 and represented 1.11% of total loans and leases. As of December 31, 2007, non-performing assets and loans and leases totaled $2,962,185 and represented 0.90% of total loans and leases. The ratio of the allowance for such loan and lease losses to total loans and leases at June 30, 2008 and December 31, 2007 was 0.66%. Changes in the allowance for loan and lease losses for the six month periods ended June 30, 2008 and 2007 are as shown below:

For the six months ended June 30,                          2008         2007
                                                       -----------  -----------

Balance at beginning of the year                       $ 2,151,622  $ 2,106,100

Provision for loan and lease losses                        212,000      105,000
Loans and leases charged off                              (152,265)     (94,713)
Recoveries of loans and leases previously charged-off       22,221        6,633
                                                       -----------  -----------

Balance as of June 30,                                 $ 2,233,578  $ 2,123,020
                                                       ===========  ===========

The following table summarizes the Bank's Other Real Estate Owned ("OREO"), past due and non-accrual loans and leases, and total nonperforming assets as of June 30, 2008 and December 31, 2007.

                                                     June 30, 2008     December 31, 2007
                                                     ---------------   -----------------
Nonaccrual loans and leases                          $     3,751,066   $       2,959,074

Other real estate owned                                           --                  --
                                                     ---------------   -----------------

Total nonperforming assets                           $     3,751,066   $       2,959,074
                                                     ===============   =================

Loans and leases past due in excess of 90 days and
  accruing interest                                  $         1,052   $           3,111
                                                     ===============   =================

POTENTIAL PROBLEM LOANS

As of June 30, 2008, there were no potential problem loans or leases not disclosed above, which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At June 30, 2008, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2007.

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

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business.


ITEM 1A.  RISK FACTORS.

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2007 the Company approved a stock repurchase program to acquire up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. Shares purchased pursuant to the repurchase program in the second quarter of 2008, are shown below.

                                          Issuer Purchases of Equity Securities
                            (a)                  (b)                  (c)                      (d)
                                                                 Total number of       Maximum number (or
                                                                shares (or units)     approximate dollar
                                                                  purchased as        value) of shares (or
                    Total number of        Average price        part of publicly     units) that may yet be
                    shares (or units)      paid per share       announced plans       purchased under the
    Period             purchased              (or unit)           or programs          plans or programs
----------------   -------------------   -------------------   -------------------   --------------------
April 1-30, 2008                 1,600   $             14.31                 1,600          28,400 shares
                   -------------------   -------------------   -------------------   --------------------

 May 1-31, 2008                  8,200                 14.05                 8,200          20,200 shares
                   -------------------   -------------------   -------------------   --------------------

June 1-30, 2008                  3,510                 13.54                 3,510          16,690 shares
                   -------------------   -------------------   -------------------   --------------------

     Total                      13,310   $             13.98                13,310          16,690 shares
                   ===================   ===================   ===================   ====================

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of First Litchfield Financial Corporation (the "Company") was held on Wednesday, May 21, 2008.

1.   Election of Directors.
     ---------------------

     The vote for re-electing each of the five (5) Directors listed below to serve for a term of three (3) years is as follows:

                                                                                            Withholding
                                                                              For            Authority
                                                                         ---------------   ---------------
     Patrick J. Boland       Number of Shares:                                1,953,773            24,680
                                                                         ---------------   ---------------

                             Percentage of Shares Voted:                         98.75%             1.25%
                                                                         ---------------   ---------------

                             Percentage of Shares Entitled to Vote:              82.38%             1.04%
                                                                         ---------------   ---------------
                                                                                            Withholding
                                                                              For            Authority
                                                                         ---------------   ---------------
     John A. Brighenti       Number of Shares:                                1,953,773            24,680
                                                                         ---------------   ---------------

                             Percentage of Shares Voted:                         98.75%             1.25%
                                                                         ---------------   ---------------

                             Percentage of Shares Entitled to Vote:              82.38%             1.04%
                                                                         ---------------   ---------------
                                                                                            Withholding
                                                                              For            Authority
                                                                         ---------------   ---------------
     Kathleen A. Kelley      Number of Shares:                                1,974,318             4,135
                                                                         ---------------   ---------------

                             Percentage of Shares Voted:                         99.79%             0.21%
                                                                         ---------------   ---------------

                             Percentage of Shares Entitled to Vote:              83.24%             0.17%
                                                                         ---------------   ---------------
                                                                                            Withholding
                                                                              For            Authority
                                                                         ---------------   ---------------
     Richard E. Pugh         Number of Shares:                                1,950,824            27,629
                                                                         ---------------   ---------------

                             Percentage of Shares Voted:                         98.60%             1.40%
                                                                         ---------------   ---------------

                             Percentage of Shares Entitled to Vote:              82.25%             1.16%
                                                                         ---------------   ---------------
                                                                                            Withholding
                                                                              For            Authority
                                                                         ---------------   ---------------
     H. Ray Underwood        Number of Shares:                                1,953,542            24,911
                                                                         ---------------   ---------------

                             Percentage of Shares Voted:                         98.74%             1.26%
                                                                         ---------------   ---------------

                             Percentage of Shares Entitled to Vote:              82.37%             1.05%
                                                                         ---------------   ---------------

     Continuing as Directors with terms to expire at the 2009 Annual Meeting of Shareholders are: Joseph J. Greco, Perley H. Grimes, Jr., Gregory S. Oneglia and Charles E. Orr. Continuing as Directors with terms to expire at the 2010 Annual Meeting of Shareholders are: George M. Madsen, Alan B. Magary, William J. Sweetman and Patricia D. Werner.

     On June 11, 2008, Kathleen A. Kelley resigned as a Director of the Company and of the Bank for personal reasons. Information regarding the resignation is set forth in the Company's Current Report on Form 8-K , as filed with the Securities and Exchange Commission of June 16, 2008.

2.   Appointment of Auditors.
     -----------------------

     Votes cast "FOR," "AGAINST" and "ABSTAIN" on the proposal to ratify the appointment of McGladrey & Pullen, LLP to act as independent auditors of the current fiscal year were as follows:

                                                                                            BROKER
     "FOR APPROVAL"                "AGAINST APPROVAL"                "ABSTAIN"             NON-VOTES
        1,929,117                        44,422                        4,914
--------------------------   --------------------------------  ----------------------  ------------------
         Number                          Number                       Number

         81.34%                           1.87%                        0.21%
--------------------------   --------------------------------  ----------------------
                         (Percent of shares entitled to vote)

         97.51%                           2.25%                        0.25%
--------------------------   --------------------------------  ----------------------
                     (Percent of shares actually voted at the meeting)


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



Dated:  August 6, 2008                        FIRST LITCHFIELD FINANCIAL
                                              CORPORATION


                                              By:  /s/ Joseph J. Greco
                                                  ----------------------------
                                                  Joseph J. Greco, President and
                                                  Chief Executive Officer



Dated:  August 6, 2008                        By:  /s/ Carroll A. Pereira
                                                  ---------------------------
                                                  Carroll A. Pereira
                                                  Principal Financial and
                                                  Accounting Officer