Form 10-Q
period 2008-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2008-11-14
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

               For the Quarterly period ended: September 30, 2008

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

                                 Yes |_|   No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,356,875 shares of Common Stock, par value $.01 per share, were outstanding at November 10, 2008.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

      Item 1 - Financial Statements

      Consolidated Balance Sheets - September 30, 2008 and
      December 31, 2007 (unaudited ........................................    3

      Consolidated Statements of Operations - Three and Nine months ended
      September 30, 2008 and 2007 (unaudited ..............................    4

      Consolidated Statements of Changes in Shareholders' Equity -
      Nine months ended September 30, 2008 and 2007 (unaudited) ...........    5

      Consolidated Statements of Cash Flows - Nine months
      ended September 30, 2008 and 2007 (unaudited) .......................    6

      Notes to Consolidated Financial Statements (unaudited) ..............    7

      Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations .................................   21

      Item 3 - Quantitative and Qualitative Disclosures about
      Market Risk [not applicable] ........................................   35

      Item 4 - Controls and Procedures ....................................   35

Part II - Other Information

      Item 1 - Legal Proceedings ..........................................   36

      Item 1A - Risk Factors [not applicable ..............................   36

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    36

      Item 3 - Defaults Upon Senior Securities ............................   36

      Item 4 - Submission of Matters to a Vote of Security Holders ........   36

      Item 5 - Other Information ..........................................   36

      Item 6 - Exhibits ...................................................   37

Signatures ................................................................   38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                     September 30,      December 31,
                                                                                         2008               2007
                                                                                     -------------      -------------
ASSETS
     Cash and due from banks                                                         $   7,044,119      $  10,876,445
     Interest - bearing accounts due from banks                                                  4         10,620,749
                                                                                     -------------      -------------
                                                       CASH AND CASH EQUIVALENTS         7,044,123         21,497,194
                                                                                     -------------      -------------
     Securities:
        Available for sale securities, at fair value                                   104,918,031        128,979,548
        Held to maturity securities (fair value $30,915-2008 and $33,712-2007)              31,233             34,185
                                                                                     -------------      -------------
                                                                TOTAL SECURITIES       104,949,264        129,013,733
                                                                                     -------------      -------------

     Federal Home Loan Bank stock, at cost                                               5,427,600          5,067,400
     Federal Reserve Bank stock, at cost                                                   225,850            225,850
     Other restricted stock, at cost                                                       100,000             95,000
     Loan and lease receivables, net of allowance for loan and
     lease
        losses of  $2,267,102 -2008, $2,151,622 -2007
                                                            NET LOANS AND LEASES       351,737,145        327,475,371
     Premises and equipment, net                                                         7,335,512          7,758,761
     Deferred income taxes                                                               2,701,093          1,327,535
     Accrued interest receivable                                                         2,300,474          2,609,606
     Cash surrender value of insurance                                                  10,319,819         10,020,540
     Due from broker for security sales                                                 11,643,821                 --
     Other assets                                                                        2,753,736          2,562,639
                                                                                     -------------      -------------

                                                                    TOTAL ASSETS     $ 506,538,437      $ 507,653,629
                                                                                     =============      =============
LIABILITIES
     Deposits:                                                                                  --
        Noninterest bearing                                                          $  68,243,431      $  70,564,267
        Interest bearing                                                               272,483,672        265,053,397
                                                                                     -------------      -------------
                                                                  TOTAL DEPOSITS       340,727,103        335,617,664

     Federal Home Loan Bank advances                                                    87,941,000         91,500,000
     Repurchase agreements with financial institutions                                  26,450,000         21,550,000
     Repurchase agreements with customers                                               13,269,417         14,142,773
     Junior subordinated debt issued by unconsolidated trust                            10,104,000         10,104,000
     Collateralized borrowings                                                           1,389,170          1,699,336
     Capital lease obligation                                                            1,070,154          1,083,567
     Accrued expenses and other liabilities                                              5,476,419          3,593,677
                                                                                     -------------      -------------

                                                               TOTAL LIABILITIES       486,427,263        479,291,017
                                                                                     -------------      -------------
     Minority interest                                                                      50,000             50,000
     Commitments and contingencies
SHAREHOLDERS' EQUITY
     Preferred stock $.00001 par value; 1,000,000 shares authorized, no shares outstanding Common stock $.01 par value
        Authorized - 5,000,000 shares
        2008 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares
        2007 - Issued - 2,501,229 shares, outstanding - 2,368,200 shares                    25,036             25,012
     Additional paid-in capital                                                         27,887,443         27,858,841
     (Accumulated deficit) retained earnings                                            (2,763,538)         2,623,110
     Less: Treasury stock at cost- 149,747 as of 9/30/08, 133,029 as of 12/31/07        (1,154,062)          (926,964)
     Accumulated other comprehensive loss, net of taxes                                 (3,933,705)        (1,267,387)
                                                                                     -------------      -------------
                                                      TOTAL SHAREHOLDERS' EQUITY        20,061,174         28,312,612
                                                                                     -------------      -------------

                                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 506,538,437      $ 507,653,629
                                                                                     =============      =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                 Three Months Ended           Nine Months Ended
                                                                                    September 30,               September 30,
                                                                                 2008          2007          2008            2007
                                                                             -----------    ----------   ------------    -----------
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans and leases                                   $ 5,363,809    $5,341,401   $ 16,200,748    $15,539,697
                                                                             -----------    ----------   ------------    -----------

     Interest and dividends on securities:
        Mortgage-backed securities                                               991,860       629,956      2,647,249      1,964,187
        US Treasury and other securities                                         397,073       531,737      1,325,699      1,630,486
        State and municipal securities                                           279,144       339,347        905,529      1,016,157
        Corporate bonds and other securities                                      65,299       102,842        285,075        473,168
                                                                             -----------    ----------   ------------    -----------
         Total interest on securities                                          1,733,376     1,603,882      5,163,552      5,083,998
     Other interest income                                                        43,482       168,062        210,868        367,511
                                                                             -----------    ----------   ------------    -----------
                                   TOTAL INTEREST AND DIVIDEND INCOME          7,140,667     7,113,345     21,575,168     20,991,206
                                                                             -----------    ----------   ------------    -----------

INTEREST EXPENSE
     Interest on deposits:
        Savings                                                                  173,193       237,267        479,079        567,347
        Money market                                                             363,373       627,841      1,185,540      1,677,674
        Time certificates of deposit                                           1,130,642     1,529,945      3,976,610      4,825,888
                                                                             -----------    ----------   ------------    -----------
                                           TOTAL INTEREST ON DEPOSITS          1,667,208     2,395,053      5,641,229      7,070,909
     Interest on Federal Home Loan Bank advances                               1,013,339       786,727      3,035,762      2,313,874
     Interest on repurchase agreements                                           398,077       347,706      1,147,314      1,081,193
     Interest on subordinated debt                                               137,523       200,582        453,284        596,478
     Interest on collateralized borrowings                                        25,418        31,230         80,221         64,403
     Interest on capital lease obligation                                         14,220        14,453         42,837         43,528
                                                                             -----------    ----------   ------------    -----------
                                               TOTAL INTEREST EXPENSE          3,255,785     3,775,751     10,400,647     11,170,385
                                                                             -----------    ----------   ------------    -----------
                                                  NET INTEREST INCOME          3,884,882     3,337,594     11,174,521      9,820,821
PROVISION FOR LOAN AND LEASE LOSSES                                              155,000            --        367,000        105,000
                                                                             -----------    ----------   ------------    -----------
                                  NET INTEREST INCOME AFTER PROVISION
                                            FOR LOAN AND LEASE LOSSES          3,729,882     3,337,594     10,807,521      9,715,821
                                                                             -----------    ----------   ------------    -----------
NONINTEREST (LOSS) INCOME
     Banking service charges and fees                                            417,803       337,469      1,143,723        984,135
     Trust                                                                       319,049       350,071        992,142      1,020,307
     (Losses) gains on available for sale securities                          (6,720,523)       33,982     (6,687,682)        19,632
     Other                                                                       176,143       168,779        534,224        487,598
                                                                             -----------    ----------   ------------    -----------
                                      TOTAL NONINTEREST (LOSS) INCOME         (5,807,528)      890,301     (4,017,593)     2,511,672
                                                                             -----------    ----------   ------------    -----------
NONINTEREST EXPENSE
     Salaries                                                                  1,650,937     1,511,962      4,968,276      4,646,686
     Employee benefits                                                           406,287       383,699      1,298,126      1,192,766
     Net occupancy                                                               293,833       306,956        898,056        843,869
     Equipment                                                                   151,144       131,883        465,528        467,938
     Legal fees                                                                   85,703        24,128        203,323        155,379
     Directors fees                                                               51,175        50,275        151,475        158,728
     Computer services                                                           259,291       211,226        746,378        668,597
     Supplies                                                                     58,020        42,988        148,449        127,567
     Commissions, services and fees                                               70,393        88,120        314,431        318,374
     Postage                                                                      40,056        33,898        113,676        101,012
     Advertising                                                                 170,839        98,540        465,209        268,456
     Other                                                                       515,352       497,011      1,602,865      1,340,318
                                                                             -----------    ----------   ------------    -----------
                                            TOTAL NONINTEREST EXPENSE          3,753,030     3,380,686     11,375,792     10,289,690
                                                                             -----------    ----------   ------------    -----------

                                    (LOSS) INCOME BEFORE INCOME TAXES         (5,830,676)      847,209     (4,585,864)     1,937,803
(BENEFIT) PROVISION FOR INCOME TAXES                                            (404,786)      169,373       (274,945)       275,307
                                                                             -----------    ----------   ------------    -----------
                                                    NET (LOSS) INCOME        $(5,425,890)   $  677,836   $ (4,310,919)   $ 1,662,496
                                                                             ===========    ==========   ============    ===========
(LOSS) INCOME PER SHARE
                                    BASIC NET (LOSS) INCOME PER SHARE        $     (2.30)   $     0.29   $      (1.82)   $      0.70
                                                                             ===========    ==========   ============    ===========
                                  DILUTED NET (LOSS) INCOME PER SHARE        $     (2.30)   $     0.29   $      (1.82)   $      0.70
                                                                             ===========    ==========   ============    ===========
DIVIDENDS PER SHARE                                                          $      0.15    $     0.15   $       0.45    $      0.45
                                                                             ===========    ==========   ============    ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                           Retained                    Accumulated
                                                            Additional     Earnings                       Other          Total
                                               Common         Paid-In    (Accumulated)    Treasury    Comprehensive   Shareholders'
                                                Stock         Capital       Deficit)       Stock           Loss          Equity
                                             -----------    -----------   -----------    -----------  -------------   -------------
Nine months ended September 30, 2007
Balance, December 31, 2006                   $    23,724    $25,840,623   $ 3,953,216    $  (794,756)   $(2,816,613)   $ 26,206,194
Comprehensive income:
Net income                                            --             --     1,662,496             --                      1,662,496
Other comprehensive income, net of taxes:
   Net unrealized holding gain on
    available for sale securities                     --             --            --             --        439,268         439,268
Other comprehensive income                                                                                                  439,268
Total comprehensive income                                                                                                2,101,764
Cash dividends declared: $0.45 per share              --             --    (1,016,334)            --             --      (1,016,334)
Stock options exercised - 5,346 shares                54         44,053            --             --             --          44,107
Tax benefit on stock options exercised                --         20,498            --             --             --          20,498
                                             -----------    -----------   -----------    -----------    -----------    ------------
Balance, September 30, 2007                  $    23,778    $25,905,174   $ 4,599,378    $  (794,756)   $(2,377,345)   $ 27,356,229
                                             ===========    ===========   ===========    ===========    ===========    ============

Nine months ended September 30, 2008
Balance, December 31, 2007                   $    25,012    $27,858,841   $ 2,623,110    $  (926,964)   $(1,267,387)   $ 28,312,612
Adoption of EITF 06-4 as of January 1, 2008           --             --       (12,272)            --             --         (12,272)
Comprehensive loss:
Net loss                                              --             --    (4,310,919)            --                     (4,310,919)
Other comprehensive loss, net of taxes:
   Net unrealized holding loss on
    available for sale securities                     --             --            --             --     (2,129,230)     (2,129,230)
   Net actuarial loss and prior service
    cost for pension benefits                         --             --            --             --       (537,088)       (537,088)
Other comprehensive loss                                                                                                 (2,666,318)
Total comprehensive loss                                                                                                 (6,977,237)
Cash dividends declared: $0.45 per share              --             --    (1,063,457)            --                     (1,063,457)
Purchase of treasury shares                           --             --            --       (227,098)            --        (227,098)
Stock options exercised - 1,893 shares                19         20,464            --             --             --          20,483
Tax benefit on stock options exercised                --          2,025            --             --             --           2,025
Restricted stock grants and expense                    5          6,113            --             --             --           6,118
Balance, September 30, 2008                  $    25,036    $27,887,443   $(2,763,538)   $(1,154,062)   $(3,933,705)   $ 20,061,174
                                             ===========    ===========   ===========    ===========    ===========    ============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Nine months ended September 30,
                                                                                             2008               2007
                                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                        $ (4,310,919)     $  1,662,496
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
               (Accretion) amortization of discounts and premiums
                 on investment securities, net                                               (124,184)          135,456
               Provision for loan losses                                                      367,000           105,000
               Depreciation and amortization                                                  550,204           557,804
               Loss on impairment write-down of available for sale
               securities                                                                   6,946,098                --
               Losses (gains) on sale of available for sale securities                       (258,416)          (19,632)
               Loss on sale of repossessed assets                                              26,275                --
               Loans originated for sale                                                   (2,124,000)       (4,911,000)
               Proceeds from sales of loans held for sale                                   2,143,887         5,818,499
               Gains on sales of loans held for sale                                          (19,887)          (25,316)
               Loss on disposals of bank premises and equipment                                 2,188               888
               Stock based compensation                                                         6,118                --
               Decrease (increase) in accrued interest receivable                             309,132          (188,507)
               Increase in other assets                                                      (250,504)         (179,294)
               Increase in cash surrender value of insurance                                 (299,279)         (285,666)
               Increase in deferred loan origination costs                                    (90,048)          (29,781)
               Decrease in accrued expenses and other liabilities                          (1,024,395)          (45,370)
                                                                                         ------------      ------------
                   Net cash provided by operating activities                                1,849,270         2,595,577
                                                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
               Proceeds from maturities and principal payments                             29,370,830         7,800,193
               Purchases                                                                  (58,903,339)       (1,000,000)
               Proceeds from sales                                                         43,804,423        16,295,820
Held to maturity mortgage-backed securities:
               Proceeds from maturities and principal payments                                  2,952             4,985
Increase in due from broker for security sales                                            (11,643,821)               --
Purchase of restricted stock                                                                   (5,000)          (15,000)
Purchase of Federal Home Loan Bank stock                                                     (360,200)         (180,700)
Redemption of Federal Home Loan Bank stock                                                         --            10,500
Net increase in loans and leases                                                          (22,637,407)      (19,725,198)
Purchase of bank premises and equipment                                                      (129,143)         (858,989)
Proceeds from sale of repossessed assets                                                      214,532                --
                                                                                         ------------      ------------
               Net cash (used in) provided by investing activities                        (20,286,173)        2,331,611
                                                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                                  11,907,339        13,255,898
Net decrease in certificates of deposit                                                    (6,797,900)      (20,191,388)
Proceeds from Federal Home Loan Bank advances                                                      --        90,000,000
Repayments on Federal Home Loan Bank advances                                              (4,500,000)      (86,500,000)
Net decrease in Federal Home Loan Bank overnight borrowings                                   941,000          (464,000)
Net increase (decrease) in repurchase agreements with financial institutions                4,900,000       (18,650,000)
Net decrease in repurchase agreements with customers                                         (873,356)       (2,783,240)
Net decrease in collateralized borrowings                                                    (310,166)               --
Principal repayments on capital lease obligation                                              (13,413)          (12,722)
Purchase of treasury shares                                                                  (227,098)               --
Proceeds from the exercise of stock options                                                    20,483            44,107
Tax benefit of stock options exercised                                                          2,025            20,498
Dividends paid on common stock                                                             (1,065,082)       (1,014,632)
                                                                                         ------------      ------------
               Net cash provided by (used in) financing activities                          3,983,832       (26,295,479)
                                                                                         ------------      ------------
               Net decrease in cash and cash equivalents                                  (14,453,071)      (21,368,291)
CASH AND CASH EQUIVALENTS, at beginning of period                                          21,497,194        29,197,637
                                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS, at end of period                                              $  7,044,123      $  7,829,346
                                                                                         ============      ============
SUPPLEMENTAL INFORMATION Cash paid during the period for:
               Interest on deposits and borrowings                                       $ 10,523,661      $ 11,201,056
                                                                                         ============      ============
               Income taxes                                                              $      1,000      $        500
                                                                                         ============      ============
Non cash investing and financing activities:
               Accrued dividends declared                                                $    353,603      $    338,902
                                                                                         ============      ============
               Transfer of loans  to repossessed assets                                  $    181,400      $     82,017
                                                                                         ============      ============
               Increase in leases and other liabilities for
                                                                                         ============      ============
               equipment payable related to financed leases                              $  2,082,719      $         --
                                                                                         ============      ============
               Increase in liabilities and decrease in retained earnings for
               adoption of EITF 06-4                                                     $     12,272      $         --
                                                                                         ============      ============
               Change in other liabilities related to the unfunded pension liability     $    813,770      $         --
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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

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

      The following is information about the computation of net income per share for the three and nine month periods ended September 30, 2008 and 2007. The 2007 information has been restated to give retroactive effect to all stock dividends.

                                                                       Three Months Ended
                                                                       September 30, 2008
                                                         ----------------------------------------------
                                                             Net                             Per Share
                                                            Loss               Shares          Amount
                                                         -----------         ---------      -----------
      Basic Net Loss Per Share
            Loss available to common shareholders        $(5,425,890)        2,358,267      $     (2.30)
                                                                                            ===========
      Effect of Dilutive Securities
            Options Outstanding                                   --                --
      Diluted Net Loss Per Share
            Loss available to common shareholders
            plus assumed conversions                     -----------       -----------
                                                         $(5,425,890)        2,358,267      $     (2.30)
                                                         ===========       ===========      ===========

                                                                       Three Months Ended
                                                                       September 30, 2007
                                                         ----------------------------------------------
                                                             Net                             Per Share
                                                            Loss               Shares          Amount
                                                         -----------         ---------      -----------
      Basic Net Income Per Share
            Income available to common shareholders      $   677,836         2,371,972      $      0.29
                                                                                            ===========
      Effect of Dilutive Securities
            Options Outstanding                                   --             2,643
      Diluted Net Income Per Share
            Income available to common shareholders
            plus assumed conversions                     -----------       -----------
                                                         $   677,836         2,374,615      $      0.29
                                                         ===========       ===========      ===========

                                                                        Nine Months Ended
                                                                        September 30, 2008
                                                         -------------------------------------------------
                                                              Net                              Per Share
                                                             Loss              Shares            Amount
                                                         ------------       ------------      ------------
      Basic Net Loss Per Share
            Loss available to common shareholders        $ (4,310,919)         2,364,904      $      (1.82)
                                                                                              ============
      Effect of Dilutive Securities
            Options Outstanding                                    --                536
      Diluted Net Loss Per Share
            Loss available to common shareholders
            plus assumed conversions                     ------------       ------------
                                                         $ (4,310,919)         2,365,440      $      (1.82)
                                                         ============       ============      ============

                                                                         Nine Months Ended
                                                                        September 30, 2007
                                                         -------------------------------------------------
                                                              Net                              Per Share
                                                             Loss              Shares            Amount
                                                         ------------       ------------      ------------
      Basic Net Income Per Share
            Income available to common shareholders      $  1,662,496          2,370,515      $       0.70
                                                                                              ============
      Effect of Dilutive Securities
            Options Outstanding                                    --              4,009
      Diluted Net Income Per Share
            Income available to common shareholders
            plus assumed conversions                     ------------       ------------
                                                         $  1,662,496          2,374,524      $       0.70
                                                         ============       ============      ============

      For the three months and nine months ended September 30, 2008, common stock equivalents existing at September 30, 2008 have been excluded from the computation of the net loss per share because the inclusion of such equivalents is anti-dilutive.

4. Other comprehensive (loss) income, which is comprised of the change in unrealized gains and losses on available for sale securities, as well as net pension loss, is as follows:

                                                                                                  Three Months Ended
                                                                                                  September 30, 2008
                                                                                    ---------------------------------------------
                                                                                    Before-Tax          Tax           Net-of-Tax
                                                                                      Amount           Effect            Amount
                                                                                    -----------       ---------       -----------
      Unrealized holding gains arising during the period                            $(5,602,610)      $ 194,688       $(5,407,922)

     Less: reclassification adjustment for amounts recognized in net loss            6,720,523        (574,778)        6,145,745
                                                                                    -----------       ---------       -----------

      Unrealized holding losses on available for sale securities, net of taxes        1,117,913        (380,090)          737,823
      Net pension loss, net of taxes                                                   (334,418)        113,702          (220,716)
                                                                                    -----------       ---------       -----------
      Total other comprehensive income of taxes                                     $   783,495       $(266,388)      $   517,107
                                                                                    ===========       =========       ===========

                                                                                                  Three Months Ended
                                                                                                  September 30, 2007
                                                                                    ---------------------------------------------
                                                                                    Before-Tax          Tax           Net-of-Tax
                                                                                      Amount           Effect            Amount
                                                                                    -----------       ---------       -----------

      Unrealized holding losses arising during the period                           $ 1,907,394       $(648,514)      $ 1,258,880
      Add: reclassification adjustment for amounts recognized in net income             (33,982)         11,554           (22,428)
                                                                                    -----------       ---------       -----------

      Unrealized holding gains on available for sale securities, net of taxes       $ 1,873,412       $(636,960)      $ 1,236,452
                                                                                    ===========       =========       ===========

                                                                                                 Nine Months Ended
                                                                                                 September 30, 2008
                                                                                    -----------------------------------------------
                                                                                    Before-Tax           Tax             Net-of-Tax
                                                                                       Amount           Effect             Amount
                                                                                    -----------       -----------       -----------
      Unrealized holding losses arising during the period                           $(9,913,788)      $ 1,660,488       $(8,253,300)
      Less: reclassification adjustment for amounts recognized in net loss            6,687,682          (563,612)        6,124,070
                                                                                    -----------       -----------       -----------

      Unrealized holding losses on available for sale securities, net of taxes       (3,226,106)        1,096,876        (2,129,230)
      Net pension loss, net of taxes                                                   (813,770)          276,682          (537,088)
                                                                                    -----------       -----------       -----------
      Total other comprehensive loss, net of taxes                                  $(4,039,876)      $ 1,373,558       $(2,666,318)
                                                                                    ===========       ===========       ===========

                                                                                                  Nine Months Ended
                                                                                                  September 30, 2007
                                                                                    -----------------------------------------------
                                                                                    Before-Tax           Tax             Net-of-Tax
                                                                                       Amount           Effect             Amount
                                                                                    -----------       -----------       -----------
      Unrealized holding gains arising during the period                            $   685,190       $  (232,965)      $   452,225
      Add: reclassification adjustment for amounts recognized in net income             (19,632)            6,675           (12,957)
                                                                                    -----------       -----------       -----------

      Unrealized holding gains on available for sale securities, net of taxes       $   665,558       $  (226,290)      $   439,268
                                                                                    ===========       ===========       ===========

5. The Company's subsidiary, The First National Bank of Litchfield (the "Bank") has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all employees who have completed one year of service and have attained age 21. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Bank's funding policy was to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Bank may determine to be appropriate from time to time. The actuarial information has been calculated using the projected unit credit method. The increase in net actuarial pension loss for the nine months ended September 30, 2008 is due to changes in market value of the Plan's investments since December 31, 2007. During the first quarter of 2005, the Bank's pension plan was curtailed as the Bank's Board of Directors approved the cessation of benefit accruals under the Plan effective April 30, 2005.

      Components of net periodic benefit cost for the three months ended September 30:

                                                2008            2007
                                             ---------       ---------
        Service cost                         $      --       $      --
        Interest cost                           46,306          46,042
        Expected return on plan assets         (50,363)        (50,062)
        Amortization of unrealized loss         14,812          16,952
                                             ---------       ---------
        Net periodic benefit cost            $  10,755       $  12,932
                                             =========       =========

      Components of net periodic benefit cost for the nine months ended September 30:

                                                2008            2007
                                             ---------       ---------
        Service cost                         $      --       $      --
        Interest cost                          138,919         138,126
        Expected return on plan assets        (151,090)       (150,186)
        Amortization of unrealized loss         44,437          50,856
                                             ---------       ---------
        Net periodic benefit cost            $  32,266       $  38,796
                                             =========       =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. Federal Home Loan Bank advances as of September 30, 2008 are as follows:

        line of credit        $    941,000   @    2.51%
        due      10/02/2009      6,000,000   @    4.50%
        due      11/30/2009      5,000,000   @    3.95%
        due       6/24/2010      5,000,000   @    4.15%
        due      11/02/2010     10,000,000   @    4.45%
        due       5/29/2012      5,000,000   @    4.32%
        due       9/04/2012      5,000,000   @    4.38%
        due      11/02/2012      2,000,000   @    4.70%
        due       5/02/2014      7,000,000   @    4.59% , callable 5/3/2010
        due       8/20/2014      7,000,000   @    4.25% , callable 8/20/2009
        due       5/05/2016     10,000,000   @    4.53% , callable 11/5/2008
        due       3/23/2017     10,000,000   @    4.29% , callable 3/23/2009
        due       7/20/2017     10,000,000   @    4.29% , callable 10/22/2008
        due      11/20/2017      5,000,000   @    4.29% , callable 11/19/2012
                              ------------
                      Total   $ 87,941,000
                              ============

      As of September 30, 2008, the Bank had borrowings under repurchase agreements with financial institutions totaling $26,450,000. This amount includes borrowings:

            due   2/25/2009     3,950,000 @   3.20%
            due   3/12/2013    12,500,000 @   3.19% , callable 3/12/2011
            due   5/23/2013    10,000,000 @   3.64% , callable 5/23/2011
                             ------------
                      Total  $ 26,450,000
                             ============

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the (benefit) provision for income taxes as reported in the statements of income is as follows:

                                                                             For the three months ended September 30,
                                                                    ---------------------------------------------------------
                                                                                2008                             2007
                                                                    --------------------------       ------------------------
(Benefit) provision for income taxes at statutory Federal rate      $(1,982,430)          (34)%      $   288,051           34%
Increase (decrease) resulting from:
      Tax exempt income                                                (148,249)           (3)          (149,518)         (18)
      Nondeductible interest expense                                     10,423            --             15,555            2
      Increase in valuation allowance                                 1,710,200            30                 --           --
      Other                                                               5,270            --             15,285            2
                                                                    -----------       -------        -----------       ------
Benefit provision for income taxes                                  $  (404,786)           (7)%      $   169,373           20%
                                                                    ===========       =======        ===========       ======

                                                                              For the nine months ended September 30,
                                                                    ---------------------------------------------------------
                                                                                2008                             2007
                                                                    --------------------------       ------------------------
(Benefit) provision for income taxes at statutory Federal rate      $(1,559,194)          (34)%      $   658,853           34%
Increase (decrease) resulting from:
      Tax exempt income                                                (477,969)          (11)          (444,728)         (23)
      Nondeductible interest expense                                     36,207             1             45,370            2
      Increase in valuation allowance                                 1,710,200            37                 --           --
      Other                                                              15,811             1             15,812            1
                                                                    -----------       -------        -----------       ------
Benefit provision for income taxes                                  $  (274,945)           (6)%      $   275,307           14%
                                                                    ===========       =======        ===========       ======

During the three and nine months ended September 30, 2008, the Company incurred a $5,030,000 loss from the other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock and auction rate preferred securities holding such stock. As of September 30, 2008, these losses were considered capital losses for Federal income tax purposes, which are only deductible if such losses are offset against capital gains. Because the Company did not have any such capital gains in the tax carryback period, and because there were no tax strategies available to generate future capital gains to utilize such losses, a deferred tax valuation allowance of $1,710,200 was recorded, which represents the amount of deferred tax benefit related to the impairment losses.

Subsequent to September 30, 2008, the passage of the Federal Emergency Economic Stabilization Act changed the Federal tax laws to allow the deductions of losses related to Fannie Mae and Freddie Mac preferred stock and auction rate securities holding such stock to be treated as ordinary losses for Federal Income tax purposes. Therefore, the Company expects to reverse the valuation allowance and recognize the $1,710,200 deferred tax benefit of these impairment losses in the fourth quarter of 2008.

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at September 30, 2008 and December 31, 2007 are as follows:

      AVAILABLE FOR SALE                                                          September 30, 2008
                                                           -------------------------------------------------------------------
                                                                                Gross             Gross
                                                             Amortized       Unrealized         Unrealized            Fair
                                                               Cost             Gains             Losses              Value
                                                           ------------      -----------       ------------       ------------
      Debt Securities:
           U.S. Treasury securities                        $  4,120,554      $    13,899       $         --       $  4,134,453
           U.S. Government Agency securities                 21,500,000           80,698            (39,693)        21,541,005
           State and Municipal Obligations                   19,933,926            4,273         (2,009,044)        17,929,155
           Corporate and Other Bonds                          2,975,085               --           (926,521)         2,048,564
                                                           ------------      -----------       ------------       ------------
                                                             48,529,565           98,870         (2,975,258)        45,653,177
                                                           ------------      -----------       ------------       ------------
      Mortgage-Backed Securities:
           GNMA                                                 551,242               --            (11,881)           539,361
           FNMA                                              46,672,962            5,254         (1,210,147)        45,468,069
           FHLMC                                             10,529,932            2,698           (247,389)        10,285,241
                                                           ------------      -----------       ------------       ------------
                                                             57,754,136            7,952         (1,469,417)        56,292,671
                                                           ------------      -----------       ------------       ------------

      Money Market mutual fund                                   26,336               --                 --             26,336
      Marketable Equity Securities                            3,000,002               --            (54,155)         2,945,847
                                                           ------------      -----------       ------------       ------------

      Total available for sale securities                  $109,310,039      $   106,822       $ (4,498,830)      $104,918,031
                                                           ============      ===========       ============       ============

                                                                                  December 31, 2007
                                                           -------------------------------------------------------------------
                                                                                Gross             Gross
                                                             Amortized       Unrealized         Unrealized            Fair
                                                               Cost             Gains             Losses              Value
                                                           ------------      -----------       ------------       ------------
      Debt Securities:
           U.S. Treasury securities                        $  4,007,040      $    62,179       $         --       $  4,069,219
           U.S. Government Agency securities                 30,992,780            8,895           (106,435)        30,895,240
           State and Municipal Obligations                   31,190,175          364,035            (49,871)        31,504,339
           Corporate and Other Bonds                          4,898,731               --           (445,731)         4,453,000
                                                           ------------      -----------       ------------       ------------
                                                             71,088,726          435,109           (602,037)        70,921,798
                                                           ------------      -----------       ------------       ------------
      Mortgage-Backed Securities:
           GNMA                                                 674,447               --            (16,521)           657,926
           FNMA                                              40,041,144          221,704           (996,597)        39,266,251
           FHLMC                                             12,311,134           61,541           (295,091)        12,077,584
                                                           ------------      -----------       ------------       ------------
                                                             53,026,725          283,245         (1,308,209)        52,001,761
                                                           ------------      -----------       ------------       ------------

      Marketable Equity Securities                            6,030,000           54,000            (28,011)         6,055,989
                                                           ------------      -----------       ------------       ------------

      Total available for sale securities                  $130,145,451      $   772,354       $ (1,938,257)      $128,979,548
                                                           ============      ===========       ============       ============

      HELD TO MATURITY                                                             September 30, 2008
                                                           -------------------------------------------------------------------
                                                                                Gross             Gross
                                                             Amortized       Unrealized         Unrealized            Fair
                                                               Cost             Gains             Losses              Value
                                                           ------------      -----------       ------------       ------------

      Mortgage-Backed Securities:
           GNMA                                            $     31,233      $        --       $       (318)      $     30,915
                                                           ============      ===========       ============       ============

                                                                                   December 31, 2007
                                                           -------------------------------------------------------------------
                                                                                Gross             Gross
                                                             Amortized       Unrealized         Unrealized            Fair
                                                               Cost             Gains             Losses              Value
                                                           ------------      -----------       ------------       ------------
      Mortgage-Backed Securities:
           GNMA                                            $     34,185      $        --       $       (473)      $     33,712
                                                           ============      ===========       ============       ============

      During both the three and nine months ended September 30, 2008, the Company recorded losses for the other-than-temporary impairment of certain investments in Fannie Mae and Freddie Mac preferred/auction rate securities holding such stock, and trust preferred debt securities aggregating $6,946,098.

      At September 30, 2008, gross unrealized holding losses on available for sale and held to maturity securities totaled $4,499,148. Of the securities with unrealized losses, there were twenty-nine securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $1,166,870 at September 30, 2008. Management does not believe that the unrealized losses on U.S. Government Agency debt securities, and mortgage-backed securities are other than temporary as the losses are due primarily to changes in the interest rate environment. The unrealized holding losses on state and municipal obligations is mostly a result of the market's reaction to insurer downgrades and is not reflective of the issuer's underlying credit strength. Management considers the issuers to be financially sound and the Company is receiving and expects to continue to receive timely interest and principal payments. Unrealized holding losses on Corporate and other bonds are due to both changes in interest rates as well as lack of liquidity currently in the financial markets. Management believes that the lack of liquidity in these securities is due to the turmoil in the financial industry. Investors are reluctant to acquire these securities amidst weak forecasts for this sector of the economy. Management believes these unrealized losses to be temporary until such time as those markets have stabilized. The Company has both the intent and the ability to hold these securities until maturity or until the fair value fully recovers. In addition, Management considers the issuers of the securities to be financially sound and that the Company will receive all contractual principal and interest related to these investments. As a result, it is anticipated that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital. However, Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including Management's evaluation of interest rate risks and liquidity needs. In addition, Management periodically evaluates the credit worthiness of all issuers and future changes to those issuers may warrant a change in circumstances that would cause an impairment charge.

9. A summary of the Bank's loan and lease portfolio at September 30, 2008 and December 31, 2007 is as follows:

                                                                                 2008                 2007
                                                                            -------------        -------------
         Real estate--residential mortgage                                  $ 190,518,998        $ 189,556,668
         Real estate--commercial mortgage                                      59,192,882           55,752,240
         Real estate--construction                                             35,963,046           34,808,984
         Commercial Loans                                                      43,636,144           33,641,679
         Commercial Leases (net of unearned discount of $1,810,313 )           18,586,319            8,634,199
         Installment                                                            5,380,896            6,519,812
         Other                                                                     92,449               99,357
                                                                            -------------        -------------
                                                TOTAL LOANS AND LEASES        353,370,734          329,012,939
         Net deferred loan origination costs                                      535,719              445,671
         Premiums on purchased loans                                               97,794              168,383
         Allowance for loan and lease losses                                   (2,267,102)          (2,151,622)
                                                                            -------------        -------------
                                                  NET LOANS AND LEASES      $ 351,737,145        $ 327,475,371
                                                                            =============        =============

10. A summary of the Bank's deposits at September 30, 2008 and December 31, 2007 is as follows:

                                                      2008            2007
                                                  ------------    ------------

         Noninterest bearing:
           Demand                                 $ 68,243,431    $ 70,564,267
                                                  ------------    ------------
         Interest bearing:
           Savings                                  61,714,216      56,344,878
           Money market                             87,597,543      78,738,706
           Time certificates of deposit in
             denominations of $100,000 or more      43,392,850      52,345,036
           Other time certificates of deposit
                                                    79,779,063      77,624,777
                                                  ------------    ------------
           Total Interest bearing deposits         272,483,672     265,053,397
                                                  ------------    ------------
                            TOTAL DEPOSITS        $340,727,103    $335,617,664
                                                  ============    ============

      Included in deposits as of September 30, 2008 and December 31, 2007 are approximately $9,801,436 and $6,538,000, respectively, of brokered deposits which have varying maturities through September 2009 and December 2008, respectively.

11. During 2007 the Company approved a restricted stock plan (the "2007 Plan") for senior management. As of December 31, 2007, no restricted stock awards had been granted. On February 15, 2008, the Company granted 3,500 restricted stock awards to senior management from the 2007 Plan. These awards vest ratably over a five-year period, or earlier if the senior manager ceases to be a senior manager for any reason other than cause, for example, retirement. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company's common stock traded on the date of the grant. Compensation expense related to these awards for the three and nine months ended September 30, 2008 was $2,294 and $6,118 respectively.

      A summary of restricted shares under the 2007 Plan as of September 30, 2008, and changes during the nine months then ended, (shares in thousands) is presented below:

                                                           Weighted Average
                                                              Grant Date
                                              Shares          Fair Value
                                            -----------    ----------------
         Nonvested at January 1, 2008                --       $        --

                        Granted                   3,500             13.11
                        Vested                       --                --
                        Forfeited                    --                --
                                            -----------       -----------

         Nonvested at September 30, 2008          3,500       $     13.11
                                            ===========       ===========

12. The Company has two operating segments for purposes of reporting business line results: Community Banking and Leasing. The Community Banking segment is defined as all the operating results of the Bank. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a relatively new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of the Company as of and for the three months and nine months ended September 30, 2008 and 2007, respectively. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses and income taxes. The Company uses a matched maturity funding concept to allocate interest expense to First Litchfield Leasing Corporation. The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

                                                                         Three Months Ended
                                                                         September 30, 2008
                                                ---------------------------------------------------------------------
                                                  Community                            Elimination       Consolidated
                                                   Banking            Leasing            Entries             Total
                                                -------------      -------------      -------------     -------------
      Net interest income                       $   3,713,276      $     171,606      $          --     $   3,884,882
      Provision for credit losses                     119,909             35,091                 --           155,000
                                                -------------      -------------      -------------     -------------

      Net interest income after provision           3,593,367            136,515                 --         3,729,882
      Noninterest (loss) income                    (5,811,556)             4,028                 --        (5,807,528)
      Noninterest expense                           3,672,156             80,874                 --         3,753,030
                                                -------------      -------------      -------------     -------------

      (Loss) income before income taxes            (5,890,345)            59,669                 --        (5,830,676)
      Income tax (benefit) provision                 (423,034)            18,248                 --          (404,786)
                                                -------------      -------------      -------------     -------------

      Net (loss) income                         $  (5,467,311)     $      41,421      $          --     $  (5,425,890)
                                                =============      =============      =============     =============

      Total assets as of September 30, 2008     $ 484,358,599      $  22,179,838      $          --     $ 506,538,437
                                                =============      =============      =============     =============

                                                                         Three Months Ended
                                                                         September 30, 2007
                                                ---------------------------------------------------------------------
                                                  Community                            Elimination       Consolidated
                                                   Banking            Leasing            Entries             Total
                                                -------------      -------------      -------------     -------------
      Net interest income                       $   3,259,081      $      78,512      $          --     $   3,337,593
      Provision for credit losses                     (18,203)            18,203                 --                --
                                                -------------      -------------      -------------     -------------

      Net interest income after provision           3,277,284             60,309                 --         3,337,593
      Noninterest income                              890,301                 --                 --           890,301
      Noninterest expense                           3,306,043             74,642                 --         3,380,685
                                                -------------      -------------      -------------     -------------

      Income (loss) before income taxes               861,542            (14,333)                --           847,209
      Income tax provision (benefit)                  211,090            (41,717)                --           169,373
                                                -------------      -------------      -------------     -------------

      Net income                                $     650,452      $      27,384      $          --     $     677,836
                                                =============      =============      =============     =============

      Total assets as of September 30, 2007     $ 467,492,051      $   9,501,221      $          --     $ 476,993,272
                                                =============      =============      =============     =============

                                                                         Nine Months Ended
                                                                        September 30, 2008
                                                ---------------------------------------------------------------------
                                                  Community                            Elimination      Consolidated
                                                   Banking            Leasing            Entries             Total
                                                -------------      -------------      -------------     -------------
      Net interest income                       $  10,708,773      $     465,748      $          --     $  11,174,521
      Provision for credit losses                     280,226             86,774                 --           367,000
                                                -------------      -------------      -------------     -------------

      Net interest income after provision          10,428,547            378,974                 --        10,807,521
      Noninterest (loss) income                    (4,021,621)             4,028                 --        (4,017,593)
      Noninterest expense                          11,119,124            256,668                 --        11,375,792
                                                -------------      -------------      -------------     -------------

      (Loss) income before income taxes            (4,712,198)           126,334                 --        (4,585,864)
      Income tax (benefit) provision                 (313,270)            38,325                 --          (274,945)
                                                -------------      -------------      -------------     -------------

      Net (loss) income                         $  (4,398,928)     $      88,009      $          --     $  (4,310,919)
                                                =============      =============      =============     =============

      Total assets as of September 30, 2008     $ 484,358,599      $  22,179,838      $          --     $ 506,538,437
                                                =============      =============      =============     =============

                                                                         Nine Months Ended
                                                                         September 30, 2007
                                                ---------------------------------------------------------------------
                                                  Community                            Elimination      Consolidated
                                                   Banking            Leasing            Entries             Total
                                                -------------      -------------      -------------     -------------
      Net interest income                       $   9,663,820      $     157,001      $          --     $   9,820,821
      Provision for credit losses                      36,268             68,732                 --           105,000
                                                -------------      -------------      -------------     -------------

      Net interest income after provision           9,627,552             88,269                 --         9,715,821
      Noninterest income                            2,511,672                 --                 --         2,511,672
      Noninterest expense                          10,047,504            242,186                 --        10,289,690
                                                -------------      -------------      -------------     -------------

      Income (loss) before income taxes             2,091,720           (153,917)                --         1,937,803
      Income tax (benefit) provision                  364,911            (89,604)                --           275,307
                                                -------------      -------------      -------------     -------------

      Net income (loss)                         $   1,726,809      $     (64,313)     $          --     $   1,662,496
                                                =============      =============      =============     =============

      Total assets as of September 30, 2007     $ 467,492,051      $   9,501,221      $          --     $ 476,993,272
                                                =============      =============      =============     =============

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

              Fair Value Measurements at September 30, 2008, Using

                                                             Quoted Prices in                               Significant
                                           September        Active Markets for     Significant Other       Unobservable
                                            30, 2008         Identical Assets      Observable Inputs           Inputs
                                             Total               (Level 1)             (Level 2)              (Level 3)
                                        --------------      ------------------     -----------------       --------------
Assets:
     Available for sale securities      $  104,918,031        $    4,134,453         $  100,783,578        $           --
                                        ==============        ==============         ==============        ===============

      U.S. Treasury securities, with a carrying value of $4,134,453 at September 30, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

      The fair values of U. S. Government and agency mortgaged backed securities and debt securities, State and Municipal obligations, other corporate bonds, and certain equity securities are measured on a recurring basis, using Level 2 inputs of observable market data on similar securities. The carrying value of these securities totaled $100,783,578 as of September 30, 2008.

      For  the  third   quarter  of  2008  there  has  been  no  change  in  the
      categorization of securities measured within levels 1 through 3.

      Loans which are deemed to be impaired are primarily valued at the lower of the current value, present value of future cash flows or, the fair values of the underlying collateral of the impaired loan. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. If such appraisal amounts are subsequently adjusted by management, such fair values may then be considered to be Level 3 inputs. Collateral dependant impaired loans were insignificant at September 30, 2008.

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

      In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), which was effective upon issuance including prior periods for which financial statements have not been issued.

      FSP 157-3  applies to  financial  assets  within  the scope of  accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and clarifies the application of SFAS 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted this FSP for its September 30, 2008 financial statements. The impact of adoption on the Company's financial statements was not material.

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

      In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment
      Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company does not expect this FSP to have a significant effect on the Company's financial statements.

16.   Reclassifications

      Certain 2007 amounts have been reclassified to conform with the 2008 presentation, and such reclassifications had no effect on net income.

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

FINANCIAL CONDITION

Total assets as of September 30, 2008 were $506,538,437, and substantially unchanged from total assets of $507,653,629 at December 31, 2007.

Net loans and leases increased $24,261,774 over the year-end 2007 amount. Net loans and leases as of September 30, 2008 were $351,737,145, as compared to the year-end 2007 level of $327,475,371.

Consistent with Management's strategy to migrate to a more profitable loan composition, commercial loan and lease growth was strong during the third quarter of 2008. Leases, net of unearned income, were $18,586,319 at September 30, 2008, which was an increase of $9,952,120 from the year-end 2007 balance of $8,634,199. Commercial loans totaled $43,636,144, which is an increase of $9,994,465, from year-end 2007. Growth in commercial loans has been in both lines of credit and in term financing and continues to be a result of the sales development and commercial calling initiatives for traditional and contiguous markets. The residential mortgage loan portfolio totaled $190,518,998, which substantially unchanged from year-end 2007.

As of September 30, 2008, the securities portfolio totaled $104,949,264, which is a 18.65% decrease from the year-end 2007 balance. During the first quarter of 2008 the Company had executed a leverage strategy whereby $25,000,000 of fixed rate mortgage backed securities were purchased and funded by borrowings from repurchase agreements. During the third quarter of 2008 the Company sold approximately $35,000,000 in investment securities. These sales were executed to increase liquidity as well as to decrease the total assets of the Bank in order to ensure capital adequacy as of September 30, 2008. Additionally, the Company wrote down for other than temporary impairment ("OTTI") $5,030,000 of the Bank's investments in Fannie Mae and Freddie Mac preferred stock/auction rate securities holding such stock holdings during the third quarter. During the third quarter the Company also recorded an OTTI loss of $1,916,100 on the Bank's investment in a pooled trust preferred security.

The due from broker for security sales totaled $11,643,821, as a result of securities traded on September 30, 2008 and proceeds not received until October 2008.

Cash  and  cash  equivalents  totaled   $7,044,123,   which  is  a  decrease  of
$14,453,071, or 67.23% from year-end 2007. During 2008, funds temporarily invested in interest bearing correspondent bank balances at year-end were used to pay down wholesale borrowings as well as to fund loan growth.

Total liabilities were $486,427,263 as of September 30, 2008, which was an increase of $7,136,246 from total liabilities of $479,291,017 as of year-end 2007. Total deposits increased by $5,109,439, or 1.52% from their year-end levels. Money market deposits increased by $8,858,837, or 11.25% as a result of higher balances held for the Bank's trust customers as well as increased money market balances due to a third quarter rate promotion. Time certificates of deposit totaled $123,171,913 as of September 30, 2008, which was a decrease of 5.23%, or $6,797,900 from year-end 2007. The decrease in time deposits is reflective of the customer's desire for liquidity and the shifting of the reinvestment of maturing certificate of deposits into the money market deposits.

As of September 30, 2008, repurchase agreements with customers totaled $13,269,417, which was a decrease of $873,356 from the year-end 2007 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. During the third quarter of 2008, advances under Federal Home Loan Bank borrowings decreased by $3,559,000, while repurchase agreements with financial institutions increased by $4,900,000 as a result of the first quarter leverage strategy discussed above.

Shareholders' equity totaled $20,061,174 as of September 30, 2008 as compared with $28,312,612 as of December 31, 2007. The decrease in shareholders' equity of $8,251,438 is due primarily to the OTTI losses taken on available for sale securities in the third quarter of 2008. These losses net of taxes totaled $6,294,626. Additionally, the change in the Company's unrealized losses on available for sale securities during 2008 reduced equity by $2,129,230.

RESULTS OF OPERATIONS- THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Summary

Net loss for the Company for the third quarter of 2008 totaled $5,425,890 versus net income of $677,836 for the third quarter of 2007. Basic and diluted loss per share for the third quarter of 2008 were both $2.30, compared to basic and diluted income per share of $.29 for the third quarter of 2007.

The decrease in net income is due primarily to the OTTI losses on available for sale securities resulting from the OTTI losses on Freddie Mac and Fannie Mae securities recorded during the third quarter, when the United States Government placed Fannie Mae and Freddie Mac into conservatorship. As a result, the Company had to take a $5,030,000 write down of Freddie Mac and Fannie Mae preferred stock during the quarter ended September 30, 2008. No tax benefit was recognized as a result of these charges for the quarter ended September 30, 2008, because applicable law at the time required financial institutions to treat the loss as a capital loss. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which includes a provision that permits financial institutions to recognize losses relating to the Freddie Mac and Fannie Mae preferred stock as an ordinary loss, thereby allowing a tax benefit for both tax and financial reporting purposes. Therefore, a tax benefit of approximately $1,710,200 was not recognized in the quarter ended September 30, 2008, and will be recognized in the quarter ending December 31, 2008. This tax benefit, had it been recognized in the same quarter as the losses were taken, would have added approximately $.73 to the Company's book value and reduced the third quarter loss by $.73 per share. (See Footnote 7 of the Consolidated Financial Statements.)

Additionally during the third quarter the Company recorded an OTTI loss on a pooled trust preferred security as a result of this security being downgraded below investment grade. This loss, net of taxes, totaled $1,264,626.

Net Interest Income

Net interest income is the largest component of the Company's operations. Net interest income is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Interest income is the product of the average balances outstanding on loans, securities and interest-bearing deposit accounts multiplied by their effective yields. Interest expense is similarly calculated as the result of the average balances of interest-bearing deposits and borrowed funds multiplied by the average rates paid on those funds. Other components of operating income are the provision for loan losses, noninterest income such as service charges and trust fees, noninterest expenses and income taxes.

Net interest income on a fully tax-equivalent basis is comprised of the following for the three months ended September 30,

                                               2008             2007
                                           -----------      -----------
        Interest and dividend income       $ 7,140,667      $ 7,113,345
        Tax-equivalent adjustments (1)         156,436          152,617
        Interest expense                    (3,255,785)      (3,775,752)
                                           -----------      -----------
        Net interest income                $ 4,041,318      $ 3,490,210
                                           ===========      ===========


(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the three months ended September 30, 2008 and 2007. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                          Three months ended September 30, 2008       Three months ended September 30, 2007
                                          -------------------------------------       -------------------------------------
                                                          Interest                                     Interest
                                            Average        Earned/      Yield/        Average          Earned/        Yield/
                                            Balance         Paid         Rate         Balance            Paid          Rate
                                            -------         ----         ----         -------            ----          ----
Assets
Interest Earning Assets:
Loans and leases                         $ 348,266,000   $5,367,408      6.16%     $ 312,731,000      $5,342,576        6.83%
Investment securities                      155,762,000    1,886,213      4.84%       135,343,000       1,755,324        5.19%
Other interest earning assets                9,603,000       43,482      1.81%        15,006,000         168,062        4.48%
                                         -------------   ----------                -------------      ----------
Total interest earning assets              513,631,000    7,297,103      5.68%       463,080,000       7,265,962        6.28%
                                         -------------   ----------     -----      -------------      ----------       -----
Allowance for loan and
  lease losses                              (2,222,000)                               (2,125,000)
Cash and due from banks                     11,310,000                                11,650,000
Premises and equipment                       7,440,000                                 7,867,000
Net unrealized losses on
  securities                                (6,955,000)                               (3,721,000)
Other assets                                18,117,000                                17,878,000
                                         -------------                             -------------
Total Average Assets                     $ 541,321,000                             $ 494,629,000
                                         =============                             =============
Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $  64,474,000      173,193      1.07%     $  60,801,000         237,267        1.56%
Money Market deposits                       80,602,000      363,373      1.80%        79,767,000         627,841        3.15%
Time deposits                              131,370,000    1,130,642      3.44%       133,759,000       1,529,945        4.58%
Borrowed funds                             163,604,000    1,588,577      3.88%       120,523,000       1,380,699        4.58%
                                         -------------   ----------                -------------      ----------
Total interest bearing liabilities         440,050,000    3,255,785      2.96%       394,850,000       3,775,752        3.82%
                                                         ----------     -----                         ----------       -----
Demand deposits                             72,097,000                                68,565,000
Other liabilities                            4,446,000                                 4,844,000
Shareholders' Equity                        24,728,000                                26,370,000
                                         -------------                             -------------
Total liabilities and equity             $ 541,321,000                             $ 494,629,000
                                         =============                             =============

Net interest income                                      $4,041,318                                   $3,490,210
                                                         ==========                                   ==========
Net interest spread                                                      2.72%                                          2.45%
                                                                        =====                                          =====
Net interest margin                                                      2.99%                                          2.82%
                                                                        =====                                          =====

RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                               09/30/08 Compared to 09/30/07
                                                 Increase (Decrease) Due to
                                                 --------------------------

                                               Volume       Rate       Total
                                             ---------   ---------   ---------
      Interest earned on:
      Loans and leases                       $ 575,148   $(550,316)  $  24,832
      Investment securities                    252,626    (121,737)    130,889
      Other interest earning assets            (46,932)    (77,648)   (124,580)
                                             ---------   ---------   ---------
      Total interest earning assets            780,842    (749,701)     31,141
                                             ---------   ---------   ---------
      Interest paid on:
      Deposits                                  18,361    (746,206)   (727,845)
      Borrowed money                           440,797    (232,919)    207,878
                                             ---------   ---------   ---------
      Total interest bearing liabilities       459,158    (979,125)   (519,967)
                                             ---------   ---------   ---------

      Increase in net interest income        $ 321,684   $ 229,424   $ 551,108
                                             =========   =========   =========

Tax-equivalent net interest income for the third quarter of 2008 totaled $4,041,318, an increase of $551,108, or 15.79% from the third quarter of 2007. Both the increase in the volume of earning assets as well as increased interest margin contributed to the improvement in net interest income. The effect of increased volume of earning assets over interest bearing liabilities increased net interest income by $321,684. Also, the Company was able to decrease its cost of deposit interest to a greater degree than the interest earned on earning assets which resulted in $229,424 in additional net interest income.

Average earning assets for the third quarter of 2008 totaled $513,631,000, which was $50,551,000 or 10.92% higher than average earning assets for the third quarter of 2007 which totaled $463,080,000. This increase in loans and investments, net of increased volume of interest bearing liabilities, contributed to an additional $368,616 in net interest income. Average loans and leases increased by $35,535,000, or 11.36%, while average investments increased by $20,419,000 or 15.09%. The increase in earning assets came from organic growth in commercial leasing and lending as well as increases in the securities portfolio strategically designed to take advantage of the steepened yield curve.

The tax equivalent net interest margin improved 17 basis points from 2.82% in the third quarter of 2007 to 2.99% for the third quarter of 2008. Funding costs decreased by 86 basis points while the tax equivalent yield on earning assets decreased by 57 basis points. The significant drop in interest rates by the Federal Open Market Committee of the Federal Reserve (the "FOMC") during the first quarter allowed management to similarly adjust its deposit rates. Although yields on earning assets are subject to similar declines, the structural repricing intervals for many earning assets will not occur until later this year. Also, many interest earning assets are priced off of longer market indices, which were not as dramatically impacted by the FOMC decreases. Retail deposits is the primary source of the Company's funding and therefore competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the third quarter of 2008 totaled $155,000, which is an increase of $155,000 from the third quarter of 2007 which had no provision. The provision for loan and lease losses is determined quarterly based on the calculation of the allowance for loan and lease losses. (See discussion of the Allowance for Loan and Lease Losses.)

During the third quarter of 2008, the Company recorded net charge-offs of $121,476 compared to third quarter 2007 net charge-offs of $6,313. The change in the level of charge-offs from 2007 to 2008 is due to one commercial loan charge-off in 2008 and higher levels of charge-off activity from the consumer automobile loan portfolio, which the Bank purchased in 2006. The change in the level of charge-offs from 2007 to 2008 is considered by Management to be reflective of a weakening consumer credit environment.

Noninterest (Loss) Income

Noninterest loss for the third quarter of 2008 totaled $5,807,528, versus third quarter 2007 income of $890,301. The decrease in noninterest income is the direct result of the $6,946,098 OTTI write down of the Bank's investments in Fannie Mae and Freddie Mac preferred stock/auction rate securities holding such stock holdings, as well as a pooled trust preferred security, during the third quarter.

During September of 2008, the United States Government placed two government sponsored entities, Fannie Mae and Freddie Mac into conservatorship. This action caused the Bank's unrealized market losses in Fannie Mae and Freddie Mac preferred stock and auction rate security holding such stock to be considered as OTTI and resulted in the Bank's complete write down of the $5,030,000 investments. Additionally the Bank recorded an OTTI loss of $1,916,100 on its holding of a pooled trust preferred security as a result of this instrument's credit rating being downgraded to less than investment grade. Also during the third quarter of 2008, $35,000,000 in sales of available for sale securities were sold for the purpose of shortening the duration of the portfolio as well as to deleverage the balance sheet to ensure capital adequacy at September 30, 2008. These sales resulted in net gains of $215,300.

Trust income totaled $319,049, which represented 8.2% of noninterest income decreased $31,022 or 8.9% from $350,071 at September 30, 2007. The weakened economic and market conditions continue to put pressure on wealth management income. Income from banking service charges and fees increased by $80,334, or 23.80%, from the third quarter of 2007. This increase is due primarily to higher levels of deposit service charges, cash management, and master money interchange fees. Other noninterest income totaled $176,143, which was an increase of $7,364, or 4.36% from the third quarter of 2007. This increase is a result of the increase in the cash surrender value of bank owned life insurance.

Noninterest Expense

Third quarter 2008 noninterest expense totaled $3,753,030, increasing 11.01%, or $372,344 from the third quarter 2007 expense of $3,380,686. Increases in noninterest expenses are reflected in staffing, advertising, exam, audit and consulting fees. Increased salary and benefits expenses were due to additional compliance personnel and an increased emphasis on commercial and small business development. Advertising expense totaled $170,839, which was an increase of $72,299, or 73.37% increase from the third quarter of 2007. This increase is due primarily to the Bank's image campaign which was launched during the fourth quarter of 2007 as well as product and publicity promotions.

Other noninterest expenses totaled $515,352 which is an increase of $18,341, or 3.69% from the third quarter of 2007. The majority of the increase is a result of higher 2008 costs for exam and audit fees as they relate to regulatory reporting compliance and internal audit initiatives.

Income Taxes

The Company recorded a tax benefit of $404,786 for the third quarter of 2008. This benefit compares to the third quarter of 2007 provision of $169,373. The third quarter expected tax benefit did not relate proportionately to the pretax loss due to the Company's inability to consider its loss on the Fannie Mae and Freddie Mac OTTI write-down as ordinary income as of September 30, 2008. With the October 2008 passage of the Emergency Economic Stabilization Act, banks with Fannie Mae or Freddie Mac preferred shares and auction rate securities holding such shares can treat their losses as ordinary losses for tax purposes. Pursuant to this change, the Company will recognize the tax benefit of approximately $1,710,000 in the fourth quarter of 2008.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Summary

Net loss for the Company for the nine months ended September 30, 2008 totaled $4,310,919 versus earnings of $1,662,496 for the nine months ended September 30, 2007. Basic and diluted loss per share for the nine months ended September 30, 2008 were both $1.82, compared to basic and diluted income per share of $.70 for the nine months ended September 30, 2007. The 2008 net loss is due primarily to the OTTI loss on available for sale securities in the third quarter of 2008.

Net Interest Income

Net interest income is the largest component of the Company's operations. Net interest income is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Interest income is the product of the average balances outstanding on loans, securities and interest-bearing deposit accounts multiplied by their effective yields. Interest expense is similarly calculated as the result of the average balances of interest-bearing deposits and borrowed funds multiplied by the average rates paid on those funds. Other components of operating income are the provision for loan losses, noninterest income such as service charges and trust fees, noninterest expenses and income taxes.

Net interest income on a fully tax-equivalent basis is comprised of the following for the nine months ended September 30,

                                              2008               2007
                                          ------------      ------------
       Interest and dividend income       $ 21,575,168      $ 20,991,206
       Tax-equivalent adjustments (1)          515,164           457,927
       Interest expense                    (10,400,647)      (11,170,385)
                                          ------------      ------------
       Net interest income                $ 11,689,685      $ 10,278,748
                                          ============      ============

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the nine months ended September 30, 2008 and 2007. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                          Nine months ended September 30, 2008              Nine months ended September 30, 2007
                                         ------------------------------------------      -----------------------------------------
                                                              Interest                                      Interest
                                             Average           Earned/       Yield/         Average          Earned/       Yield/
                                             Balance            Paid          Rate          Balance           Paid          Rate
                                             -------            ----          ----          -------           ----          ----
Assets
Interest Earning Assets:
Loans and leases                         $ 341,230,000      $  16,209,373      6.33%     $ 307,283,000    $  15,542,370      6.74%
Investment securities                      150,686,000          5,670,091      5.02%       145,397,000        5,539,252      5.08%
Other interest earning assets               10,967,000            210,868      2.56%        10,096,000          367,511      4.85%
                                         -------------      -------------                -------------    -------------
Total interest earning assets              502,883,000         22,090,332      5.86%       462,776,000       21,449,133      6.18%
                                         -------------      -------------    ------      -------------    -------------    ------
Allowance for loan and
  lease losses                              (2,184,000)                                     (2,131,000)
Cash and due from banks                     11,388,000                                      13,464,000
Premises and equipment                       7,586,000                                       7,655,000
Net unrealized losses on
  securities                                (3,473,000)                                     (3,129,000)
Other assets                                16,943,000                                      17,350,000
                                         -------------                                   -------------
Total Average Assets                     $ 533,143,000                                   $ 495,985,000
                                         =============                                   =============
Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $  59,062,000            479,079      1.08%     $  55,325,000          567,347      1.37%
Money Market deposits                       81,332,000          1,185,540      1.94%        75,971,000        1,677,674      2.94%
Time deposits                              135,138,000          3,976,610      3.92%       139,763,000        4,825,888      4.60%
Borrowed funds                             157,692,000          4,759,418      4.02%       124,959,000        4,099,476      4.37%
                                         -------------      -------------                -------------    -------------
Total interest bearing liabilities         433,224,000         10,400,647      3.20%       396,018,000       11,170,385      3.76%
                                                            -------------    ------                       -------------    ------
Demand deposits                             68,055,000                                      68,661,000
Other liabilities                            4,864,000                                       4,672,000
Shareholders' Equity                        27,000,000                                      26,634,000
                                         -------------                                   -------------
Total liabilities and equity             $ 533,143,000                                   $ 495,985,000
                                         =============                                   =============
Net interest income                                         $  11,689,685                                 $  10,278,748
                                                            =============                                 =============
Net interest spread                                                            2.66%                                         2.42%
                                                                             ======                                       =======
Net interest margin                                                            2.92%                                         2.76%
                                                                             ======                                       =======

RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                                   09/30/08 Compared to 09/30/07
                                                     Increase (Decrease) Due to
                                                     --------------------------
                                               Volume          Rate              Total
                                             ----------     -----------      -----------
      Interest earned on:
      Loans and leases                       $1,649,674     $  (982,671)     $   667,003
      Investment securities                     199,644         (68,805)         130,839
      Other interest earning assets              29,393        (186,036)        (156,643)
                                             ----------     -----------      -----------
      Total interest earning assets           1,878,711      (1,237,512)         641,199
                                             ----------     -----------      -----------

      Interest paid on:
      Deposits                                  114,895      (1,544,575)      (1,429,680)
      Borrowed money                          1,008,041        (348,099)         659,942
                                             ----------     -----------      -----------
      Total interest bearing liabilities      1,122,936      (1,892,674)        (769,738)
                                             ----------     -----------      -----------
      Increase in net interest income        $  755,775     $   655,162      $ 1,410,937
                                             ==========     ===========      ===========

Tax-equivalent net interest income for the first nine months of 2008 totaled $11,689,685, an increase of $1,410,937, or 13.7% from the first nine months of 2007. Both the increase in the volume of earning assets as well as increased interest margin contributed to the improvement in net interest income. The effect of increased volume of earning assets over interest bearing liabilities increased net interest income by $755,775. Also, the Company was able to decrease its cost of deposit interest to a greater degree than the interest earned on earning assets which resulted in $655,162 in additional net interest income.

Average earning assets for the first nine months of 2008 totaled $502,883,000, which was $40,107,000, or 8.7% higher than average earning assets for the first nine months of 2007, which totaled $462,776,000. This increase in earning assets was predominately in the loan and lease portfolio which on average totaled $341,230,000, an increase of $33,947,000 or 11.1%. The increase in loan volume contributed $1,649,674 in additional interest income. For the first nine months of 2008, loans were 67.8% of earning assets compared to 66.3% for the same time in 2007. This higher percentage of loans and leases to average earning assets contributed to a more profitable mix of earning assets. Growth in average earning assets was funded, primarily by borrowings, the interest expense which offset some of the increased interest income.

The 2008 year to date net interest margin increased by 16 basis points from the same period in 2007. Funding costs decreased by 56 basis points while the yield on earning assets decreased by 32 basis points. The significant drop in interest rates by the Federal Open Market Committee of the Federal Reserve (the "FOMC") during the first quarter allowed management to similarly adjust its deposit rates. Since that time Management has been able to maintain its deposit balances while keeping the costs of deposits down. Although yields on earning assets have experienced similar declines, the structural repricing intervals for many earning assets are occurring later. Additionally, many interest earning assets are priced off of longer market indices, which were not as dramatically impacted by the FOMC decreases. Retail deposits is the primary source of the Company's funding and therefore competition for these deposits can adversely affect the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the nine months ended September 30, 2008 totaled $367,000, which is an increase of $262,000 from the provision for the nine months ended September 30, 2007. The provision for loan and lease losses is determined quarterly based on the calculation of the allowance for loan and lease losses. (See discussion of the Allowance for Loan and Lease Losses.)

During the first nine months of 2008, the Company recorded net charge-offs of $251,520 compared to 2007 net charge-offs for the same period totaling $94,393. The change in the level of charge-offs from 2007 to 2008 is due to one commercial loan charge-off in 2008 and higher levels of charge-off activity from the consumer automobile loan portfolio which the Bank purchased in 2006. Charge-off activity for the first nine months of 2007 is also attributable to consumer automobile loans as well as other consumer loans. While the amounts represent a small volume by industry standards, it is greater than the Bank has previously experienced in recent years and may be indicative of adverse trends in the economy and real estate markets.

Noninterest (Loss) Income

Year to date noninterest loss for the nine months ended September 30, 2008 totaled $4,017,593, versus income of $2,511,672 for the nine months ended September 30, 2007. The decrease in the year to date noninterest income is the direct result of the $6,946,098 third quarter OTTI write down of the Bank's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock and a pooled trust preferred security.

For the first nine months of 2008, losses on securities totaled $6,687,682. The cause of this loss was the third quarter 2008 recognition of the OTTI losses of $6,946,098 described above. Offsetting some of this loss was $215,300 of net gains resulting from the sales of $35,000,000 of available for sale municipal securities sold for the purpose of shortening the duration of the portfolio as well as to ensure capital adequacy as of September 30, 2008. The Company recorded gains on the sales of available for sale securities of $19,632 during the first nine months of 2007. These sales were made for the purpose of reducing interest rate risk and positioning earning assets for future profitability.

Trust income totaled $992,142, which represented 47.21% of noninterest income and decreased $28,165, or 2.76% from the first nine months of 2007. This decrease is the result of the weakened economic and market conditions. Income from banking service charges and fees increased by $159,588, or 16.22%, from the first nine months of 2007. This increase is due primarily to higher levels of deposit service charges, cash management, and master money interchange fees. Other noninterest income totaled $534,224, which was an increase of $46,626, or 9.56% from the first nine months of 2007.

Noninterest Expense

Nine-month noninterest expense as of September 30, 2008 totaled $11,375,792, increasing 10.56%, or $1,086,102 from the same period in 2007. Increases in noninterest expenses are reflected in staffing, occupancy, and advertising expenses. Salaries and benefits expense increased $426,950 or 7.31% from the same period in 2007. Increased salary and benefits expenses were due to additional compliance personnel and an increased emphasis on commercial and small business development. Occupancy costs totaled $898,056, which was an increase of $54,187 or 6.42%, which reflects increases due to a larger branch network and its related maintenance costs. Advertising expense totaled

$465,209, which was an increase of $196,753, or 73.29% increase from the nine months ended September 30, 2007. This increase is due primarily to the Bank's image campaign which was launched during the fourth quarter of 2007 as well as product and publicity promotions.

Other noninterest expenses totaled $1,602,865 which is an increase of $262,547, or 19.59% from the first nine months of 2007. The majority of the increase is a result of higher 2008 costs for exam and audit fees as they relate to regulatory reporting compliance and internal audit initiatives. Also contributing to the increase were costs for placement fees for key personnel during the first quarter of 2008.

Income Taxes

The Company recorded an income tax benefit for the first nine months of 2008 which totaled $274,945. This compares to the provision of $275,307 for the first nine months of 2007. The 2008 tax benefit is a result of the pretax loss recorded for the first nine months of 2008. However because the loss related to a $5 million OTTI write down on Fannie Mae and Freddie Mac preferred shares is not considered ordinary income, no tax benefit related to the loss can be recognized through September 30, 2008. With the passage of the Economic Stabilization Act, the Company will recognize the tax benefit of the OTTI loss during the fourth quarter of 2008. (See Footnote 7 of the Consolidated Financial Statements.)

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

As of September 30, 2008, the Company had $132,400,947 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments is anticipated to be met through deposits, loan and security amortizations and maturities.

CAPITAL

Shareholders' equity totaled $20,061,174 as of September 30, 2008 as compared with $28,312,612 as of December 31, 2007. The decrease in shareholders' equity of $8,251,438 is due to the other than temporary impairment loss taken on available for sale securities during the third quarter of 2008. The loss, net of taxes totaled $6,294,626. Additionally, the 2008 other comprehensive loss both from the unrealized holding losses from available for sale securities and pension losses reduced equity by $2,666,318. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. On September 20, 2007, the Company approved a stock repurchase program to acquire in the next twelve months up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. Shares repurchased by the Company during the first nine months of 2008 totaled 16,718. The repurchase program expired during September 2008 and was not renewed. The calculation of all capital ratios as of September 30, 3008 include the tax benefit of the OTTI loss related to the Company's investments in Fannie Mae and Freddie Mac preferred stock/auction rate securities holding such stock. While the tax benefit of this loss was not recognized for financial reporting purposes, Federal bank regulators issued an interagency statement formally allowing financial institutions to treat any losses this year of Fannie Mae and Freddie Mac preferred stock/auction rate securities holding such stock as ordinary losses, rather than capital losses, for federal income tax purposes, and thereby includable in regulatory capital calculations. During the third quarter of 2008 the Company increased its investment in the Bank's equity by $1,500,000. This action was executed to insure the Bank maintained capital at levels considered to be well capitalized by bank regulation.

The various capital ratios of the Company and the Bank are as follows as of September 30, 2008:

                                              Minimum
                                         Regulatory Capital         Well Capitalized        Actual
                                               Ratios                Capital Levels         Ratios
                                         ------------------          --------------         ------
The Company
       Leverage capital ratio                   4.00%                        N/A              6.31%

       Risk-based capital ratio                 4.00%                        N/A              9.57%

       Total risk-based capital ratio           8.00%                        N/A             10.21%

The Bank
       Leverage capital ratio                   4.00%                      5.00%              6.27%

       Risk-based capital ratio                 4.00%                      6.00%              9.48%

       Total risk-based capital ratio           8.00%                     10.00%             10.11%

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

There were no material changes in loan or lease concentrations or loan or lease quality that had a significant effect on the allowance for loan and lease losses calculation at September 30, 2008. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

At September 30, 2008, the allowance for loan and lease losses was equivalent to 48% of total non-performing assets as compared with 72% of total non-performing assets at December 31, 2007. As of September 30, 2008, non-performing assets and loans and leases were $4,727,403 and represented 1.34% of total loans and leases. As of December 31, 2007, non-performing assets and loans and leases totaled $2,962,185 and represented 0.90% of total loans and leases. The ratio of the allowance for such loan and lease losses to total loans and leases at September 30, 2008 and December 31, 2007 was 0.64%. Changes in the allowance for loan and lease losses for the nine month periods ended September 30, 2008 and 2007 are as shown below:

      For the nine months ended September 30,                       2008             2007
                                                                -----------      -----------
      Balance at beginning of the year                          $ 2,151,622      $ 2,106,100

      Provision for loan and lease losses                           367,000          105,000
      Loans and leases charged off                                 (275,457)        (107,087)
      Recoveries of loans and leases previously charged-off          23,937           12,694
                                                                -----------      -----------

      Balance as of September 30,                               $ 2,267,102      $ 2,116,707
                                                                ===========      ===========

The increase in the allowance was based upon growth in the loan portfolio, uncertain economic conditions, concerns over further potential reduction in real estate values and the impact of the prolonged recession or economic downturn would have on the Bank's commercial and small business loan and lease portfolio.

The following table summarizes the Bank's Other Real Estate Owned ("OREO"), past due and non-accrual loans and leases, and total nonperforming assets as of September 30, 2008 and December 31, 2007.

                                                       September 30, 2008     December 31, 2007
                                                       ------------------     -----------------

Nonaccrual loans and leases                              $     4,719,588         $   2,959,074
Other real estate owned                                               --                    --
                                                         ---------------         -------------
Total nonperforming assets                               $     4,719,588         $   2,959,074
                                                         ===============         =============
Loans and leases past due in excess of 90 days and
  accruing interest                                      $         7,815         $       3,111
                                                         ===============         =============

POTENTIAL PROBLEM LOANS

As of September 30, 2008, there were no potential problem loans or leases not disclosed above, which cause Management to have serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At September 30, 2008, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2007.

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

ITEM 4 . CONTROLS AND PROCEDURES

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank (or any of their properties) are the subject of any material pending legal proceedings other than routine litigation that is incidental to their business.

Item 1A. Risk Factors. Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2007 the Company approved a stock repurchase program to acquire in the twelve months following such date, up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. The repurchase program expired on September 20, 2008 and was not renewed. Shares purchased pursuant to the repurchase program in the third quarter of 2008, are shown below.

                                      Issuer Purchases of Equity Securities
                                  (a)               (b)                   (c)                      (d)
                                                                    Total number of
                                                                      shares (or              Maximum number
                                                                        units)            (or approximate dollar
                              Total number                           purchased as            value) of shares
                               of shares       Average price       part of publicly      (or units) that may yet
                               (or units)     paid per share        announced plans       be purchased under the
         Period                purchased         (or unit)            or programs           plans or programs
-------------------------   ---------------   ----------------    -------------------    -----------------------
    July 1-31, 2008              1,095             12.23                 1,095                   7,333 shares
                            ---------------   ----------------    -------------------    -----------------------
   August 1-31, 2008             2,313             11.96                 2,313                   5,019 shares
                            ---------------   ----------------    -------------------    -----------------------
  September 1-30, 2008              --                --                    --                       0 shares
                            ---------------   ----------------    -------------------    -----------------------
         Total                   3,408          $  12.04                 3,408                       0 shares
                            ---------------   ----------------    -------------------    -----------------------

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

Dated: November 14, 2008                    FIRST LITCHFIELD FINANCIAL
                                            CORPORATION


                                              By:  /s/ Joseph J. Greco
                                                  Joseph J. Greco, President and
                                                  Chief Executive Officer


Dated: November 14, 2008                      By:  /s/ Carroll A. Pereira
                                                ---------------------------
                                                  Carroll A. Pereira
                                                  Principal Financial and
                                                  Accounting Officer