Form 10-K
period 2008-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2009-04-15
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2008
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                     06-1241321
-------------------------------------------         ---------------------------
      (State or Other Jurisdiction                        (I.R.S. Employer
   of Incorporation or Organization)                     Identification No.)

     13 North Street, Litchfield, CT                             06759
-------------------------------------------         ---------------------------
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

____________________________         _________________________________________

____________________________         _________________________________________

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

Yes |X|    No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.;

Large accelerated filer  |_|                Accelerated filer           |_|

Non-accelerated filer    |_|                Smaller reporting company   |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter $25,717,416.

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. April 14, 2009 - 2,356,875

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2009.

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

PART II
-------

         ITEM 5 -      MARKET FOR REGISTRANT'S COMMON EQUITY,
                         RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES                                                13
         ITEM 6 -      SELECTED FINANCIAL DATA                                                         15
         ITEM 7 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS                                                         16
         ITEM 7A -     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      25
         ITEM 8 -      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     26
         ITEM 9 -      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURE                                                          27
         ITEM 9A(T) -  CONTROLS AND PROCEDURES                                                         27
         ITEM 9B -     OTHER INFORMATION                                                               27

PART III
--------

         ITEM 10 -     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                          28
         ITEM 11 -     EXECUTIVE COMPENSATION                                                          28
         ITEM 12 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                         RELATED STOCKHOLDER MATTERS                                                   28
         ITEM 13 -     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE          28
         ITEM 14 -     PRINCIPAL ACCOUNTANT FEES AND SERVICES                                          28

PART IV
-------

         ITEM 15 -     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                      29

SIGNATURES                                                                                             33
----------

PART I

ITEM 1. BUSINESS

Business of the Company

First Litchfield Financial Corporation, a Delaware corporation (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was formed in 1988 and has one banking subsidiary, The First National Bank of Litchfield (the "Bank"), a national banking association organized under the laws of the United States. The Bank and its predecessors have been in existence since 1814. The principal executive office of the Company is located at 13 North Street, Litchfield, CT 06759, and the telephone number is
(860) 567-8752. The Company owns all of the outstanding shares of the Bank. The Bank has three subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations, and First Litchfield Leasing Corporation which is a Delaware corporation. The Bank holds a majority ownership position in First Litchfield Leasing Corporation. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted. The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law. On June 26, 2003, the Company formed First Litchfield Statutory Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on June 26, 2003, the first series of trust preferred securities were issued. During the second quarter of 2006, the Company formed a second statutory trust, First Litchfield Statutory Trust II ("Trust II"). Trust II exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company. In June 2006, Trust II issued its first series of trust preferred securities. The Company owns 100% of each Trust's common stock

During the fourth quarter of 2006, the Bank formed First Litchfield Leasing Corporation for the purpose of providing equipment financing and leasing products. The Company considers First Litchfield Leasing Corporation as an operating segment for reporting business line results.

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

The Bank introduces new products and services as permitted by the regulatory authorities and desired by the public. The Bank remains committed to meeting the challenges that require technology. In addition to providing its customers with access to the latest technological products, such as telephone banking, which allows customers to handle routine transactions using a standard touch tone telephone, the Bank is accessible via a home page on the Internet. The Bank also offers PC banking and bill paying via the Internet at its Website. The Bank also offers a cash management product; e-Business Advantage, which is geared toward commercial businesses, municipal and nonprofit customers and provides 24-hour online account management including real-time account monitoring, managing cash flow, collecting and making payments electronically, as well as transferring idle cash.

Competition

In Connecticut generally, and in the Bank's primary service area specifically, there is intense competition in the commercial banking industry. The Bank's market area consists principally of towns located in Litchfield County and
Hartford County, although the Bank also competes with other financial institutions in surrounding counties in Connecticut in obtaining deposits and providing many types of financial services. The Bank competes with larger regional and national banks for the business of companies located in the Bank's market area. The Bank also competes with savings and loan associations, credit unions, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Bank. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

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

Loan and Lease Portfolio

The Bank's loan and lease portfolio at December 31, 2008 - 2004 was comprised of the following categories:

                                                        (Dollar Amounts in Thousands)
                                                                December 31,
                                --------------------------------------------------------------------------
                                     2008           2007           2006            2005            2004
                                ----------      ----------      ----------      ----------      ----------
Commercial loans                $   46,250      $   33,642      $   26,950      $   21,151      $   17,911
Commercial leases                   19,786           8,634              --              --              --
Real Estate
    Construction                    38,153          34,809          30,606          28,549          11,597
    Residential                    193,574         189,557         177,082         145,927         148,662
    Commercial                      67,455          55,752          53,318          42,145          33,655
Installment                          5,113           6,520           7,168           4,334           6,315
Others                                 129              99             172              47              80
                                ----------      ----------      ----------      ----------      ----------
    Total Loans and Leases      $  370,460      $  329,013      $  295,296      $  242,153      $  218,220
                                ==========      ==========      ==========      ==========      ==========

The following table reflects the maturity and sensitivities of the Bank's loan and lease portfolio at December 31, 2008.

                                               (Dollar Amounts in Thousands)
                                                 After one
                                  One Year      year through     Due after          Total
                                  or less        five years      five years   loans and leases
                                 ----------     ------------     ----------   ----------------
Commercial loans                 $   24,172      $   10,126      $   11,952      $   46,250
Commercial leases                        --          15,949           3,837          19,786
Real Estate
     Construction                    21,927           4,207          12,019          38,153
     Residential                     56,932          36,681          99,961         193,574
     Commercial                       9,422          30,633          27,400          67,455
Installment                             641           2,661           1,811           5,113
Others                                  129              --              --             129
                                 ----------      ----------      ----------      ----------
     Total Loans and Leases      $  113,223      $  100,257      $  156,980      $  370,460
                                 ==========      ==========      ==========      ==========

At December 31, 2008,  loans  maturing  after one year  included  approximately:
$164,801,000 in fixed rate loans; and $92,436,000 in variable rate loans.

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

At December 31, 2008 the carrying value of the Bank's investment portfolio was $113,502,751 or 21% of total assets. There were no Federal Funds Sold as of December 31, 2008.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2008, 2007 and 2006.

                                        (Dollar Amounts in Thousands)
                                   2008                             2007                          2006
                        --------------------------      ----------------------------------------------------------
                         Amortized         Fair         Amortized          Fair          Amortized        Fair
                            Cost           Value           Cost            Value            Cost          Value
                        ----------      ----------      ----------      ----------      ----------      ----------
Available-for-sale      $  113,246      $  113,486      $  130,145      $  128,980      $  150,895      $  147,780

Held-to-maturity                17              17              34              34              41              40
                        ----------      ----------      ----------      ----------      ----------      ----------
                        $  113,263      $  113,503      $  130,179      $  129,014      $  150,936      $  147,820
                        ==========      ==========      ==========      ==========      ==========      ==========

The following tables present the maturity distribution of investment securities at December 31, 2008, and the weighted average yields of such securities. The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security. The maturity distribution shown below will differ from the contractual maturities because the issuer has the ability to prepay or call the security.

                                                                  (Dollar Amounts in Thousands)
Held-to-maturity
                                                    Over One     Over Five                                            Weighted
                                      One Year      Through       Through       Over Ten       No                      Average
                                      or Less      Five Years    Ten Years        Years     Maturity        Total      Yield
                                      --------     ----------    ---------      --------    --------      ---------   --------
Mortgage-Backed Securities            $     --      $     --      $     --      $     --    $     17      $      17   $   2.02%
                                      ========      ========      ========      ========    ========      =========   ========

Weighted Average Yield                      --            --            --            --        2.02%          2.02%
                                      ========      ========      ========      ========    ========      =========

Available-for-sale (1)

U.S. Treasury Securities              $     --      $  3,111      $     --      $     --    $     --      $   3,111       2.34%
U.S. Government Agency Securities       22,500         4,000            --            --          --         26,500       3.56%
State and Municipal Obligations             --            --        19,931            --          --         19,931       6.02%
Trust Preferred Securities                  --            --            --           493          --            493       5.73%
Mortgage-Backed Securities                  --            --            --            --      60,166         60,166       4.17%
Marketable Equity Securities             1,000            --         2,000            --          45          3,045       1.49%
                                      --------      --------      --------      --------    --------      ---------   --------
Total                                 $ 23,500      $  7,111      $ 21,931      $    493    $ 60,211      $ 113,246       4.88%
                                      ========      ========      ========      ========    ========      =========   ========

Weighted Average Yield                    3.98%         2.10%         5.84%         5.73%       4.17%          4.33%
                                      ========      ========      ========      ========    ========      =========

Total Portfolio                       $ 23,500      $  7,111      $ 21,931      $    493    $ 60,228      $ 113,263       4.33%
                                      ========      ========      ========      ========    ========      =========   ========

Total Weighted Average Yield              3.98%         2.10%         5.84%         5.73%       4.17%          4.33%
                                      ========      ========      ========      ========    ========      =========

      (1)   Dollars shown amortized cost amounts.

Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2008, 2007 and 2006.

                                       (Dollar Amounts in Thousands)
                                    2008                         2007                         2006
                          -----------------------      -----------------------      ------------------------
                            Average     Average         Average       Average        Average        Average
                            Balance       Rate          Balance         Rate         Balance         Rate
                          ----------   ----------      ----------   ----------      ----------    ----------
Non-interest bearing
   demand deposits        $   68,864         0.00%     $   68,278         0.00%     $   65,047          0.00%

Money market deposits         83,116         1.88%         75,832         2.96%         74,200          2.20%
Savings deposits              58,788         1.04%         55,026         1.37%         48,141          0.67%

Time deposits                132,813         3.69%        136,764         4.59%        115,559          4.05%
                          ----------   ----------      ----------   ----------      ----------    ----------
                          $  343,581         2.06%     $  335,900         2.76%     $  302,947          2.19%
                          ==========   ==========      ==========   ==========      ==========    ==========

Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2008 are scheduled to mature as follows:

                  (Dollar Amounts in Thousands)
            ----------------------------------------------
            Three months or less                $   12,657
            Over three, through six months           7,357
            Over six, through twelve months         14,433
            Over twelve months                       6,557
                                                ----------
            Total                               $   41,004
                                                ==========

Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past two years:

                                                                             Years ended December 31,
                                                                         2008           2007          2006
                                                                      -------------------------------------
      Return on average total
      assets (net (loss) income divided by average total assets)        (0.85)%         0.39%         0.29%

      Return on average shareholders' equity (net
      (loss) income divided by average shareholders' equity)           (17.10)%         7.25%         5.43%

      Equity to assets (average shareholders' equity as a
      percent of average total assets)                                   4.98%          5.43%         5.31%

      Dividend payout ratio                                               N/A          70.63%        92.68%

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

The information presented in the interest sensitivity table is based upon a combination of maturities, call provisions, repricing frequencies, prepayment patterns and management judgment. The distribution of variable rate assets and liabilities is based upon the repricing interval of the instrument. Management estimates that less than 25% of savings products are sensitive to interest rate changes based upon analysis of historic and industry data for these types of accounts.

The following table summarizes the repricing schedule for the Bank's assets and liabilities and provides an analysis of the Bank's periodic and cumulative GAP positions.

                                                            (Dollar Amounts in Thousands)
                                                               As of December 31, 2008
                                                                    Repriced Within
                                             ----------------------------------------------------------------

                                                Under 3          4 to 12           1 to 5           Over 5
                                                Months            Months            Years            Years
                                             -----------       -----------       -----------      -----------
      Securities available-for-sale          $    16,783       $    33,756       $    39,377      $    23,330
      Securities held-to-maturity                     --                17                --               --
      Loan and Lease Portfolio                   107,636            84,384           141,657           36,783
      Other                                           --                --                --            5,753
                                             -----------       -----------       -----------      -----------
      Total interest earning assets              124,419           118,157           181,034           65,866

      Interest-bearing liabilities
      Money Market                                93,085                --                --               --
      Savings                                      8,521                --                --           50,061
      Time                                        35,061            62,931            24,119               --
                                             -----------       -----------       -----------      -----------
      Total interest-bearing deposits            136,667            62,931            24,119           50,061

      Borrowed funds                              33,906            26,000            39,914           39,006
                                             -----------       -----------       -----------      -----------
      Total interest-bearing liabilities         170,573            88,931            64,033           89,067
      Periodic gap                           $   (46,154)      $    29,226       $   117,001      $   (23,201)
                                             ===========       ===========       ===========      ===========

      Cumulative gap                         $   (46,154)      $   (16,928)      $   100,073      $    76,872
                                             ===========       ===========       ===========      ===========

       Cumulative gap as a percentage of
         total earning assets                      (9.43)%           (3.46)%           20.44%           15.70%
                                             ===========       ===========       ===========      ===========

Supervision and Regulation

The Bank is chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation ("FDIC").

The Company is a bank holding company within the meaning of the Bank Holding Company Act ("BHC Act"), is registered as such with and is subject to the supervision of, and the Bank Holding Company laws, of the Federal Reserve Board ("FRB"). The Company, as a bank holding company, is also subject to the Connecticut Bank Holding Company laws. In addition, the Company's securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, therefore, is subject to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain legislation and regulations affecting the business of the Company and the Bank are discussed below.

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

The Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and programs thereunder in which the Company participates, including the Capital Purchase Program ("CPP") of the Troubled Asset Relief Program ("TARP") and the Temporary Liquidity Guarantee Program ("TLGP"), contain limitations on increasing dividends on the Common Stock during the first three years of participation in the CPP and allow the U.S. Government to unilaterally modify any term or provision of contracts executed under the CPP. For discussion of these programs and the acts see "Recent Legislation and Regulatory Initiatives to Address Difficult Market and Economic Conditions" below.

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

The following table presents the capital ratios for the Company and the Bank as of December 31, 2008:

                                                                       Minimum
                                     The Company's   The Bank's      Regulatory
                                          Ratio        Ratio       Capital Level
                                          -----        -----       -------------
RISK-BASED CAPITAL RATIO:

      Total Capital                       11.74%        9.43%            8%
      Tier 1 Capital                      10.74%        8.43%            4%

TIER 1 LEVERAGE CAPITAL RATIO:             7.85%        6.10%            4%

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

Due to the increased provision for loan and lease losses and the OTTI losses (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note Q of the Financial Statements), with the exception of the total risk-based capital ratio, as of December 31, 2008, the Bank is classified as "well-capitalized" under the above guidelines. An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action. In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

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

In addition, provided the Preferred Stock issued to the Treasury, described in Note L to Consolidated Financial Statements, is held by the Treasury, the Common Stock dividend may not be increased without the consent of the Treasury for three (3) years from the date of the investment by the Treasury. On February 24, 2009 and March 27, 2009, the Federal Reserve Board issued supervisory guidance to all bank holding companies regarding the payment of dividends as well as stock redemptions and repurchases by bank holding companies. Such guidance expressed the view that the Board of Directors should ensure that dividends are prudent relative to the financial position of the institution and that a bank holding company should inform the FRB in advance of declaring a dividend that exceeds earnings for the period or that could result in a material adverse change to an organization's capital structure. The supervisory guidance further stated that dividends should be eliminated, deferred, or limited if net income from the past four quarters is not sufficient to fund the dividend or if prospective earnings retention is not consistent with capital needs or the condition and future prospects of the institution or if the bank holding company is in danger of not meeting minimum regulatory capital returns.

Additionally, a bank may not make any capital distribution, including the payment of dividends, if, after making such distribution, the bank would be in any of the "under-capitalized" categories under the OCC's Prompt Corrective Action regulations. Regulation Y requires bank holding companies to provide the FRB with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve (12) months, is equal to ten percent (10%) or more of the Company's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company generally need not obtain FRB approval of any equity security redemption when: (i) the bank holding company's capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues. However, letters issued by the FRB to the industry dated February 24, 2009 and March 27, 2009 advise bank holding companies to inform the FRB of proposed stock repurchases resulting in a net reduction of common or preferred stock below the amount of such instrument outstanding at the beginning of the quarter in which the repurchase occurs. In addition, as a recipient of TARP CPP funds, the Company must communicate with the Treasury as well as the FRB in advance of any stock redemptions. Generally, during the first three years the Company participates in the TARP CPP, the approval of the Treasury will be required before the Company could repurchase any common stock. The Company may redeem the TARP CPP Preferred Stock at any time in consultation with the Treasury and its primary supervisory agencies.

The OCC also has the authority to prohibit the Bank from engaging in business practices which the OCC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the OCC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

FDIC Insurance

The Bank's deposits are insured under the Federal Deposit Insurance Act up to maximum limits by the Deposit Insurance Fund (DIF) and are subject to deposit insurance assessments.

Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. Effective April 1, 2006, the federal deposit insurance limits on certain retirement accounts increased so that such retirement accounts are separately insured up to $250,000. In addition, the Bank participates in the TLGP, whereby non-interest bearing checking accounts and NOW accounts with interest rates no higher than 0.50 % will be FDIC insured in full.

FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by the FDIC. A bank's failure to meet the minimum capital and risk-based capital guidelines discussed below would be considered to be unsafe and unsound banking practices. The Bank, as a nationally-chartered FDIC-insured bank, is regulated by the OCC. The OCC also conducts its own periodic examinations of the Bank, and the Bank is required to submit financial and other reports to the OCC on a quarterly and annual basis, or as otherwise required by the OCC. FDIC-insured banks, such as the Bank, pay premium assessments to the FDIC for the insurance of deposits.

A few years ago, the FDIC adopted a risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF.

Recently, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within seven years. As part of that plan, in December, 2008, the FDIC voted to increase risk-based assessment rates due to deteriorating financial conditions in the banking industry. Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. It is generally expected that rates will continue to increase in the near future due to the significant cost of bank failures beginning in the third quarter of 2008 and the increase in the number of troubled banks. The FDIC recently announced that, in view of the significant decrease in the deposit insurance funds reserves, it will impose a special assessment in the second quarter of 2009. Banks must continue to pay base premium rates on top of any special assessment. Furthermore, banks may be subject to an "emergency" special assessment in 2009 in addition to other special assessments and regular premium rates. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the U.S. Department of Treasury (Treasury); to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

As a general rule, the individual entities within a financial holding company structure are regulated according to the type of services provided which is referred to as functional regulation. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries will have to interact with several regulatory agencies (e.g., appropriate banking agency, SEC, state insurance commissioner).

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

The Sarbanes-Oxley Act amends the Exchange Act to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

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

The Sarbanes-Oxley Act, among other things, also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the Company's auditor. In accordance with the requirements of Section 404, Management's report on internal controls is included herein at Item 9A(T). The SEC has delayed until fiscal years ending after December 15, 2009 the auditor's attestation report on internal controls over financial reporting. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the Company.

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

Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), which, among other measures, authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the TARP CPP. The purpose of TARP CPP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP CPP, the Treasury is purchasing equity securities from participating institutions. The Series A Preferred Stock and warrant offered by this prospectus were issued by the Company to the Treasury pursuant to the TARP CPP. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the FRB, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law. The ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.

As discussed above, on October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009. The debt includes all newly issued unsecured senior debt including promissory notes, commercial paper and inter-bank funding. The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

The Securities Purchase Agreement Between the Company and the Treasury Permits the Treasury to Impose Certain Additional Restrictions on the Company so long as the Company Participates in the TARP CPP

The securities purchase agreement the Company entered into with the Treasury in connection with the Bank's participation in the TARP CPP permits the Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution. The ARRA imposed additional executive compensation and expenditure limits on all current and future TARP recipients, including the Company, until the Company has repaid the Treasury. These additional restrictions may impede the Company's ability to attract and retain qualified executive officers. The ARRA also permits TARP recipients to repay the Treasury without penalty or requirement that additional capital be raised, subject to the Treasury's consultation with the Company's primary federal regulator while the securities purchase agreement required that, for a period of three years, the Series A Preferred Stock could generally only be repaid if the Company raised additional capital to repay the securities and such capital qualified as Tier 1 capital. Additional unilateral changes in the securities purchase agreement could have a negative impact on the Company's financial condition and results of operations.

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

Employees

The Company, the Bank and its subsidiaries employ 112 full-time employees and 10 part-time employees. Neither the Company nor the Bank are parties to any collective bargaining agreements, and employee relations are considered good.

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

During the year ended December 31, 2008, the net rental expenses paid by the Bank for all of its office properties was approximately $240,000. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of the Bank.

                                                                     Owned                   Lease
   Location                             Address                      Leased                Expiration
   --------                             -------                      ------                ----------
Main Office                         13 North Street              Owned since 1816
                                    Litchfield, CT

Marble Dale                         Route 202                    Leased                 2009
                                    Marble Dale, CT

Washington Depot                    Bryan Plaza                  Owned since 1959
                                    Washington Depot, CT

Goshen                              Routes 4 & 63                Owned since 1989
                                    Goshen, CT

Roxbury                             Route 67                     Leased                 2009 with one 5-year
                                    Roxbury, CT                                         extension

New Milford                         Route 202                    Leased                 2016 with one 10-year
                                    New Milford, CT                                     extension

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matter was submitted to a vote of Shareholders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company's Common Stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol FLFL.OB. As of April 14, 2009, there were 2,506,622 shares issued and 2,356,875 shares outstanding, which were held by approximately 403 shareholders. The following information, provided by Oppenheimer and Co., sets forth transactions in the Company's Common Stock in each quarter of the two most recently completed fiscal years:

2007                                          High/Low
                                         ----------------
First Quarter ..................         $21.85    $19.10
Second Quarter .................          20.40     18.60
Third Quarter ..................          19.00     13.50
Fourth Quarter .................          16.95     14.99

2008                                          High/Low
                                         ----------------
First Quarter ..................         $16.40    $13.25
Second Quarter .................          14.25     11.50
Third Quarter ..................          13.00     10.60
Fourth Quarter .................          11.00      5.25

On September 20, 2007, the Company approved a stock repurchase program to acquire in the next twelve months up to an aggregate of 30,000 shares of the Company's outstanding Common Stock. Pursuant to the repurchase program, shares purchased during 2007 and 2008 totaled 8,263 and 16,718, respectively. The repurchase program expired in September 2008 and was not renewed. The Company is prohibited from repurchasing any shares of Common Stock pursuant to terms of the CPP in which the Company participates, during the first three years of participation.

Dividends

All shares of the Company's Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore. During 2007 and 2008, the Company declared cash dividends of 60 cents per share. During 2007 the Company declared stock dividends of 5.00%. There were no stock dividends declared for the year ended December 31, 2008. At their March 26, 2009 meeting, the Company's Board of Directors declared a quarterly cash dividend of five cents per share, a reduction from prior quarters in which the Company paid quarterly cash dividends of fifteen cents per share.

The Company is prohibited from increasing the quarterly common stock dividend above $.15 per share without the consent of the U. S. Treasury until the third anniversary of the date of the investment, or December 12, 2011, unless prior to such third anniversary the senior preferred stock is redeemed in whole or the U.
S. Treasury has transferred all of the senior  preferred stock to third parties.

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

As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the OCC if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the OCC. Due to the earnings performance in 2008 there was no undistributed net income of the Bank available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

Recent Sales of Unregistered Securities

On December 12, 2008 the Company issued Fixed-Rate Cumulative Perpetual Preferred Stock to the Treasury for $10 million in a private placement exempt from registration. EESA authorized the U. S. Treasury to appropriate funds to eligible financial institutions participating in the TARP CPP. The capital investment included the issuance of preferred shares of the Company and a warrant to purchase common shares pursuant to a Letter Agreement and a Securities Purchase Agreement (collectively "the Agreement"). The dividend rate of 5% increases to 9% after the first five years. Dividend payments are made on the 15th day of February, May, August and November of each year. The warrant allows the holder to purchase up to 199,203 shares of the Company's common stock over a 10-year period at an exercise price per share of $7.53. The preferred shares and the warrant qualify as Tier 1 regulatory capital. The Agreement subjects the Company to certain restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

The Company recorded the total $10 million of the preferred shares and the warrant at their relative fair values of $9,716,000 and $284,000, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends.

The Company cannot increase the quarterly common stock dividend above $.15 per share without the consent of the Treasury until the third anniversary of the date of the investment, or December 12, 2011, unless prior to such third anniversary the senior preferred stock is redeemed in whole or the Treasury has transferred all of the senior preferred stock to third parties.

There have been no other sales of unregistered securities in the period covered by this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2008:

                                           Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------------------
                                          Number of
                                      securities to be
                                         issued upon                                         Number of securities
                                         exercise of                                        remaining available for
                                         outstanding                                     future issuance under equity
                                          options,         Weighted average exercise          compensation plans
                                        warrants and     price of outstanding options,       (excluding securities
            Plan Category                  rights             warrants and rights          reflected in Column (a))
-----------------------------------------------------------------------------------------------------------------------
                                             (a)                       (b)                             (c)
-----------------------------------------------------------------------------------------------------------------------
 Equity compensation plans approved         5,434                    $11.93                         21,500
           by shareholders
-----------------------------------------------------------------------------------------------------------------------
    Equity compensation plans not            N/A                      N/A                             N/A
      approved by shareholders
-----------------------------------------------------------------------------------------------------------------------
                Total                       5,434                    $11.93                         21,500
-----------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited consolidated financial statements and the notes thereto and the other information contained in this Form 10-K. The selected balance sheet data as of December 31, 2008 and 2007, and the selected income statement data for the years ended December 31, 2008 and 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K. The balance sheet data as of December 31, 2006, 2005 and 2004, and income statement data for the years ended December 31, 2006, 2005, and 2004, are derived from audited consolidated financial statements of the Company not included herein.

                                                                     At or For the Year Ended December 31,
                                                 2008               2007              2006               2005               2004
                                            -------------      -------------     -------------      -------------     -------------
Income Statement Data
Interest Income                             $  28,188,882      $  28,098,261     $  25,805,321      $  21,665,441     $  19,809,236
Interest Expense                               13,249,297         14,885,202        13,114,088          7,594,052         6,216,042
Net Interest Income                            14,939,585         13,213,059        12,691,233         14,071,389        13,593,194
Noninterest (Loss) Income                      (5,362,105)         3,431,476         2,272,986          2,889,313         2,432,094
Noninterest Expense                            15,340,149         14,267,491        13,202,841         11,081,440        10,228,091
(Loss) Income Before Income Taxes              (7,598,968)         2,173,044         1,341,378          5,547,234         5,437,197
Income Taxes                                   (3,112,459)           225,702           (67,525)         1,511,343         1,520,962
Net (Loss) Income                              (4,490,384)         1,947,342         1,408,903          4,035,891         3,915,235

Balance Sheet Data
Total Loans, Leases and
 Loans Held for Sale                          370,460,285        329,012,939       296,338,181        242,152,589       218,220,157
Allowance for Loan and Lease Losses             3,698,820          2,151,622         2,106,100          1,759,611         1,389,947
Total Investment Securities                   113,502,751        129,013,733       147,820,791        182,949,393       173,864,701
Total Assets                                  532,257,607        507,653,629       501,232,357        467,560,946       424,304,747
Total Deposits                                343,326,624        335,617,664       333,428,874        277,870,361       300,847,379
Total Borrowings                              138,825,684        140,079,676       137,610,667        157,301,172        96,620,588
Total Liabilities                             499,790,343        479,291,017       474,976,163        441,591,209       399,759,074
Shareholders' Equity                           32,413,389         28,312,612        26,206,194         25,969,737        24,545,673

Selected Ratios and Per Share Data

Return on Average Assets                            (0.85)%             0.39%             0.29%              0.91%             0.93%
Return on Average Equity                           (17.10)%             7.25%             5.43%             15.94%            17.33%
Basic Net (Loss) Income Per Share (1)       $       (1.92)     $        0.82     $        0.60      $        1.72     $        1.68
Diluted Net (Loss) Income Per Share (1)             (1.92)              0.82              0.59               1.70              1.65
Price Per Common Share (1)                           6.23              14.50             21.73              27.25             30.00
Book Value Per Common Share (1)                      9.51              11.96             11.63              12.16             12.12
Dividends Declared:
 Cash                                       $        0.60      $        0.60     $        0.60      $        0.57     $        0.50
 Stock                                                 --               5.00%             5.00%              5.00%             5.00%
Cash Dividend Yield                                  9.63%              4.14%             2.76%              2.09%             1.67%

(1) All per-share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

The following is Management's discussion of financial condition of the Company on a consolidated basis as of December 31, 2008 and 2007 and results of operations and analysis of the Company on a consolidated basis for the two years ended December 31, 2008 and 2007. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the "Bank") and the Bank's wholly owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation. Additionally included in these statements as of December 31, 2008 and 2007, and for the twelve month periods ended December 31, 2008 and 2007, are the accounts of First Litchfield Leasing Corporation; a subsidiary in which the Bank owns a majority interest. This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

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

There were no material changes in loan and lease concentrations or loan and lease quality that had a significant affect on the allowance for loan and lease losses calculation at December 31, 2008. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan and lease portfolio. The Company recorded a provision of $1,836,000 for 2008 as compared to a provision of $204,000 for 2007. The increased provision is reflective of specific allocations related to certain impaired or substandard loans. Additionally the increased provision was attributable to the weakness in the economic environment.

OTHER THAN TEMPORARY IMPAIRMENT ("OTTI"): The Company's investment securities portfolio is comprised of available-for-sale and held-to-maturity investments. The available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders' equity. The held-to-maturity portfolio is carried at amortized cost. Management determines the classification of a security at the time of its purchase.

The Company conducts a periodic review of our investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported within non-interest income in the consolidated statement of income.

Significant judgment is involved in determining when a decline in fair value is other-than-temporary. The factors considered by Management include, but are not limited to:

      o The Company's intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value, which may be until maturity;
      o     Percentage and length of time by which an issue is below book value;
      o Financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner;
      o     Credit ratings of the security;
      o Whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions;
      o Whether the decline is due to interest rates and spreads or credit risk; and
      o     The value of underlying collateral.

Adverse changes in Management's assessment of the factors used to determine that a security was not OTTI could lead to additional impairment charges. Conditions affecting a security that the Company determined to be temporary could become other than temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge. During 2008, the Company recorded OTTI losses totaling $9,422,650 related to the Company's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock, and two pooled trust preferred securities.

FINANCIAL CONDITION

Total assets as of December 31, 2008 were $532,257,607, an increase of $24,603,978, or 4.9% from year-end 2007 total assets of $507,653,629.

The net loan and lease ("loan") portfolio as of December 31, 2008 totaled $366,392,079 and increased by 11.9% or $38,916,708, from the December 31, 2007 balance of $327,475,371. The volume of loan growth during 2008 was realized primarily in construction mortgages and commercial loans and leases. Construction mortgages totaled $38,153,503 as of December 31, 2008 which is an increase of $3,344,519 or 9.6% over the year-end 2007 balance. The commercial mortgage portfolio totaled $67,454,925 as of December 31, 2008, increasing over the year-end 2007 balance of $55,752,240. Consistent with Management's strategy to migrate to a more profitable composition of earning assets, and through the acquisition of commercial lending expertise, expanded markets and the addition of the leasing subsidiary, commercial loan and lease growth was strong during 2008. Commercial loans totaled $46,249,689 as of December 31, 2008 which was an increase of $12,608,010 or 37.5% from the December 31, 2007 balance of $33,641,679. Growth in commercial loans has been in both lines of credit and in term financing and continues to be a result of the sales development and commercial calling initiatives for traditional and contiguous markets. As a complement to the Bank's commercial lending product line, First Litchfield Leasing Corporation began offering equipment financing leases to middle market companies during 2007. In its second year of operation the subsidiary funded over $16 million of loans and leases. Leases were in amounts ranging from $7,000 to $2,600,000. Lease receivables were $19,785,870 at December 31, 2008.
Management attributes the second year success of the subsidiary to Bank cross sales and more importantly to the depth in experience and knowledge of the subsidiary's management team. As of December 31, 2008, the installment loan portfolio totaled $5,113,400, a decrease of 21.6% from the year-end 2007 balance of $6,519,812. The decline in this portfolio is related to the amortization of a small pool of consumer auto loans purchased by the Company during 2006.

The securities portfolio totaled $113,502,751 as of December 31, 2008, a decrease of 12.0% from the December 31, 2007 balance of $129,013,733. The decrease in the portfolio is primarily due to a continued restructuring of the balance sheet towards a more profitable mix of earning assets which is focused on loans and leases rather than investments. In addition, during the year ended December 31, 2008, the Company recorded a loss of $9,422,650 related to the other-than-temporary impairment of the Company's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock, and two pooled trust preferred securities.

Cash and cash equivalents totaled $9,238,783, as of December 31, 2008, which was a decrease of $12,258,411, or 57.0% compared to the balance of $21,497,194 as of December 31, 2007. Much of the decrease is due to a lower level of funds temporarily invested in interest bearing correspondent bank balances resulting from temporary balance sheet liquidity at year-end 2007.

Net premises and equipment totaled $7,370,252 as of December 31, 2008, decreasing by $388,509 from the year-end 2007 balance of $7,758,761. Decreases in premises and equipment during 2008 were primarily related to the disposals of equipment as well as depreciation expense. During 2008, depreciation and amortization of bank premises and equipment totaled $734,020 and net purchases totaled $347,699.

Deferred tax assets totaled $5,082,957 as of December 31, 2008, which is an increase of $3,755,422, or 282.9% from the December 31, 2007 balance of $1,327,535. Most of the increase was associated with the increase in the allowance for loan and lease losses, and the aforementioned OTTI write downs of the Bank's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock and two pooled trust preferred securities.

Total liabilities were $499,790,343 as of December 31, 2008, an increase of $20,499,326 from the December 31, 2007 balance of $479,291,017.

Deposits as of December 31, 2008 were $343,326,624, increasing $7,708,960, or 2.3%, from the December 31, 2007 balance of $335,617,664. Non-interest bearing demand deposits totaled $69,548,261 as of December 31, 2008, which was a 1.4% decrease from the year-end 2007 balance. Savings deposits totaled $58,582,375, which was an increase of $2,237,497, or 4.0% from the December 31, 2007 balance. Growth in savings deposits was due to increases in traditional savings products including a business savings account. Additionally contributing to the growth in savings deposits was the popularity of the Bank's health savings accounts (HSA). Money market deposits totaled $93,085,126, which was an increase of $14,346,420, or 18.2% from the December 31, 2007 balance of $78,738,706. This increase is primarily due to continued growth in the competitively priced "Synergy" relationship money market product introduced during 2006. Higher balances held for the Bank's trust customers also contributed to this increase. Time certificates of deposit totaled $122,110,861 as of December 31, 2008, which was a decrease of 6.1%, or $7,858,953 from year-end 2007. Much of this decrease was due to lower levels of brokered certificates of deposit through financial institution counterparties. There were no brokered deposits at year end 2008, compare to brokered deposits totaling $3,000,000 at year-end 2007. The remaining cause of the decrease in time certificates of deposit is due to the consumer's preference for liquidity in their investments.

As of December 31, 2008, Federal Home Loan Bank (FHLBB) advances totaled $81,608,000 as compared to $91,500,000 as of December 31, 2007. At December 31, 2008, borrowings under repurchase agreements totaled $44,672,571, an increase of $8,979,798 from the year-end 2007 balance of $35,692,773. As of December 31, 2008 and 2007, included in repurchase agreements was $18,222,571 and $14,142,773, respectively, of balances in the overnight investment product offered to the Bank's commercial and municipal cash management customers. At December 31, 2008, total borrowings under repurchase agreements with financial institutions and FHLBB advances totaled $108,058,000 compared to the balance of $113,050,000 at December 31, 2007. As of December 31, 2008 and 2007, obligations under subordinated debt totaled $10,104,000. The subordinated debt represents the Company's liability for junior subordinated notes with regard to First Litchfield Statutory Trust I and II, which were issued in 2003 and 2006, respectively. At year-end 2008 and 2007, the ratio of borrowed funds to total assets remained at similar levels of 26.0% and 27.6%, respectively.

Collateralized borrowings totaled $1,375,550 and $1,699,336 as of December 31, 2008 and 2007, respectively. The borrowings are related to participation agreements for the sale of loans that include provisions for the Bank to repurchase the loans at its future discretion, and therefore disqualifying the classification of these loans as sold.

RESULTS OF OPERATIONS - 2008 COMPARED TO 2007

Net interest income is the single largest source of the Company's income. Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans, leases and investment securities, and interest expense due on deposits and borrowed money.

For the year ended December 31, 2008 the Company reported a net loss available to common shareholders of $4,516,773 as compared to earnings of $1,947,342 for the same period in 2007. Basic and diluted loss per common share for the year ended December 31, 2008 was $1.92, compared to basic and diluted income per common share of $.82 for the year ended December 31, 2007. The net loss in 2008 is due to the OTTI write-down on Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock, and two trust preferred debt securities, recorded during the year. The net after tax effect of these charges reduced 2008 earnings by $6,218,949. Additionally the 2008 provision for loan and lease losses totaled $1,836,299 and contributed to the loss.

The Company's return on average shareholders' equity totaled (17)% for 2008 versus 7% for 2007.

Net Interest Income

Net interest income for the year of 2008 totaled $14,939,585, an increase of 13.1% or $1,726,526, from 2007. See "Rate/Volume Analysis" below for a description of the various factors that impacted net interest income. Average earning assets, which represent the Company's balance in loans, leases, investment securities and Federal funds sold, totaled $497 million for 2008, which was a 7.3% increase over the 2007 average of $463 million. Additionally, the change in the composition of earning assets was significant. Average loans and leases increased from $311,594,000 and 67% of average earning assets in 2007 to $346,113,000 and 70% of the average earning assets in 2008. The loan and lease growth was realized in the commercial lending, leasing and mortgage portfolios and was funded primarily by growth in savings and money market deposits as well as increases in borrowed money.

The following table presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the years ended December 31, 2008 and 2007. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

                                                      2008            2007
                                                  ------------   ------------
            Interest and dividend income          $ 28,188,882   $ 28,098,261
            Tax-equivalent adjustments                 618,353        611,559
            Interest expense                       (13,249,297)   (14,885,202)
                                                  ------------   ------------
            Net interest income                   $ 15,557,938   $ 13,824,618
                                                  ============   ============

As shown below, the 2008 net interest margin increased 14 basis points from the 2007 level of 2.99% to 3.13%. The net interest spread also increased from the 2007 level of 2.43% to 2.70% primarily due to less expensive funding costs.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL


                                                      2008                                      2007
                                        ----------------------------------------    ----------------------------------------
                                                           Interest                                    Interest
                                          Average           Earned/       Yield/       Average          Earned/       Yield/
                                          Balance            Paid          Rate        Balance           Paid          Rate
                                          -------            ----          ----        -------           ----          ----
Assets
Interest Earning Assets:
Loans and leases                        $ 346,113,000     $21,593,992      6.24%    $ 311,594,000     $21,057,941      6.76%
Investment securities                     141,356,000       6,992,756      4.95%      142,460,000       7,250,336      5.09%
Other interest earning assets               9,187,000         220,487      2.40%        9,032,000         401,543      4.45%
                                        -------------     -----------               -------------     -----------
Total interest earning assets             496,656,000      28,807,235      5.80%      463,086,000      28,709,820      6.20%
                                        -------------     -----------     -----     -------------     -----------     -----
Allowance for loan and
 lease losses                              (2,214,000)                                 (2,130,000)
Cash and due from banks                    10,899,000                                  12,268,000
Premises and equipment                      7,533,000                                   7,679,000
Net unrealized losses on
 securities                                (3,629,000)                                 (2,815,000)
Other assets                               17,832,000                                  17,097,000
                                        -------------                               -------------
Total Average Assets                    $ 527,077,000                               $ 495,185,000
                                        =============                               =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $  58,788,000     $   609,306      1.04%    $  55,026,000         752,024      1.37%
Money Market deposits                      83,116,000       1,563,305      1.88%       75,832,000       2,241,181      2.96%
Time deposits                             132,813,000       4,907,151      3.69%      136,764,000       6,280,686      4.59%
Borrowed funds                            152,108,000       6,169,535      4.06%      127,716,000       5,611,311      4.39%
                                        -------------     -----------               -------------     -----------
Total interest bearing liabilities        426,825,000      13,249,297      3.10%      395,338,000      14,885,202      3.77%
                                                          -----------     -----                       -----------     -----
Demand deposits                            68,864,000                                  68,278,000
Other liabilities                           5,128,000                                   4,705,000
Shareholders' Equity                       26,260,000                                  26,864,000
                                        -------------                               -------------
Total liabilities and equity            $ 527,077,000                               $ 495,185,000
                                        =============                               =============
Net interest income                                       $15,557,938                                 $13,824,618
                                                          ===========                                 ===========
Net interest spread                                                        2.70%                                       2.43%
                                                                          =====                                       =====
Net interest margin                                                        3.13%                                       2.99%
                                                                          =====                                       =====

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2008 when compared to the year ended December 31, 2007 in net interest income arising from changes in interest rates and from changes in asset and liability volume. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                                                  2008 Compared to 2007
                                                                 Increase (Decrease) Due to
                                                                 --------------------------

                                                          Volume          Rate            Total
                                                       -----------     -----------     -----------
         Interest earned on:
         Loans and leases                              $ 2,227,018     $(1,690,967)    $   536,051
         Investment securities                             (56,528)       (201,052)       (257,580)
         Other interest earning assets                       6,777        (187,833)       (181,056)
                                                       -----------     -----------     -----------
         Total interest earning assets                   2,177,267      (2,079,852)         97,415
                                                       -----------     -----------     -----------

         Interest paid on:
         Deposits                                          239,956      (2,434,085)     (2,194,129)
         Borrowed money                                  1,012,966        (454,742)        558,224
                                                       -----------     -----------     -----------
         Total interest bearing liabilities              1,252,922      (2,888,827)     (1,635,905)
                                                       -----------     -----------     -----------
         Increase (decrease) in net interest income    $   924,345     $   808,975     $ 1,733,320
                                                       ===========     ===========     ===========

Tax equivalent net interest income for 2008 increased $1,733,318 or 12.5% over 2007. The increase in net interest income was due to increased margin resulting mainly from reduced funding costs in 2008. The 2008 net interest margin (net interest income divided by average earning assets) increased from the previous year's level of 2.99% by 14 basis points to 3.13%. Interest income on average earning assets for 2008 totaled $28,807,235, which was an increase of .3%, or $97,415 from 2007 interest income on average earning assets of $28,709,820.
Interest expense totaled $13,249,297 for 2008, which was a decrease of $1,635,905 or 11.0% from 2007.

As shown in the Rate/Volume Analysis above, the improvement in the net interest margin and increase in net interest income was reflective of the ability to decrease funding costs at a quicker pace than the corresponding decrease in yield on earning assets. The 2008 yield on average earning assets was 5.8% which was a decrease of 40 basis points from the 2007 yield of 6.2%. The related interest cost from average interest bearing liabilities was 3.1% which was a decrease of 67 basis points from the 2008 cost of 3.77%. Management's ability to decrease rates paid on money market and time certificates of deposit was the critical reason for the improvement in margin. The decrease in costs is attributed to the decreases in short term rates in the interest rate environment.

Additionally, mitigating the overall decrease in yield on earning assets was the additional yield and income resulting from the changes in the earning asset mix. As shown in the Rate/Volume Analysis above, the increase in net interest income due to volume totaled $924,345. This increase is due to interest income on loans which increased by $2,227,018 reflecting increased volume in the loan portfolio which, on average, was $34.5 million higher than 2007. The related costs for funding the higher level of earning assets totaled $1,252,922, resulting in a $924,345 net increase from volume considerations. Funding through borrowed money averaged $152,108,000 which was an increase of $24,392,000, or 19.1% from the 2007 average.

Noninterest (Loss) Income

Non-interest loss for 2008 totaled $5,362,105, which is a difference of $8,793,581, or 256.3% from 2007 non-interest income of $3,431,476. The decrease in noninterest income is the direct result of the $9,422,650 third and fourth quarter OTTI write downs of the Bank's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock and two pooled trust preferred securities. There were no similar balance sheet transactions during 2007. Also during 2008, available for sale securities were sold for the purpose of enhancing credit quality, shortening the duration of the portfolio and to deleverage the balance sheet. These sales resulted in net gains totaling $537,790. Sales of available for sale securities transacted in 2007 for yield and price volatility maintenance purposes resulted in gains totaling $19,632.

Other areas of non-interest income contributed to the decrease from 2008 results. Fees from trust services for 2008 totaled $1,300,162, a decrease of $72,837, or 5.3% from the previous year's fees of $1,372,999. This decrease is the result of the weakened economic and market conditions in spite of new business growth experienced in the Bank's wealth management business. Additionally other non-interest income was slightly below 2007 results due to lower fees from retail investment income. Offsetting these declines were fees from banking service charges which were up $180,761 or 13.3% from 2007.

Noninterest Expenses

Noninterest expenses totaled $15,340,149 in 2008, an increase of 7.5%, or $1,072,658 from 2007 noninterest expenses of $14,267,491. The increase in noninterest expense is due to higher costs in personnel, occupancy, equipment, and other noninterest expenses. Increased salary and benefits expenses were due to additional compliance personnel and an increased emphasis on commercial and small business development. Occupancy cost increases are due to a larger branch network and its related maintenance costs. The increase in other noninterest expenses is a result of higher 2008 costs for exam and audit fees as they relate to regulatory reporting compliance and internal audit initiatives. Also contributing to the increase were costs for placement fees for key personnel during the first quarter of 2008.

Salary and benefits costs totaled $8,401,740, increasing $471,580, or 5.9% from 2007 costs of $7,930,160. This increase reflects the staffing for the compliance, and commercial and small business lending. The increase in these costs, however was mitigated by cost containment strategies for staffing and group insurance.

Computer services costs totaled $1,028,106 for 2008 which was an increase of $167,506, or 19.5% from 2007 costs of $860,600. This increase is primarily due to vendor credits from the Bank's core processor which were used during 2007. Net occupancy and equipment costs totaled $1,847,298, which was an increase of $62,649, or 3.5% above 2007 costs. Depreciation, building maintenance, property taxes and utilities expenses caused increases in these expenses. Advertising fees totaled $589,733 which was an increase of $120,348 over 2007 costs. This increase is due primarily to the Bank's image campaign which was launched during the fourth quarter of 2007 as well as product and publicity promotions. Commissions, services and fees expenses totaled $396,050, decreasing $109,362, from 2007. The majority of this expense for 2008 was advice and consulting relating to corporate initiatives, investment and interest rate risk, lending, trust, retail and personnel. Other noninterest expenses totaled $2,228,737 and increased 16.3% over the 2007 expenses. This expense includes costs for telephone, software, travel, contributions, exam and audit, regulatory assessments and insurance.

Non-accrual, Past Due, Restructured Loans and Leases and Other Real Estate Owned

The Bank's non-accrual loans and leases ("loans"), other real estate owned ("OREO") and loans and leases past due in excess of ninety days and accruing interest at December 31, 2004 through 2008 are presented below.

                                                                     December 31,
                                             2008          2007          2006          2005          2004
                                          ----------    ----------    ----------    ----------    ----------
Nonaccrual loans and leases               $5,639,735    $2,959,074    $1,504,551    $  273,330    $1,634,999
Other real estate owned                           --            --            --            --            --
                                          ----------    ----------    ----------    ----------    ----------
Total nonperforming assets                $5,639,735    $2,959,074    $1,504,551    $  273,330    $1,634,999
                                          ==========    ==========    ==========    ==========    ==========

Loans and leases past due in excess of
90 days and accruing interest             $   19,603    $    3,111    $      343    $    4,884    $       --
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

Restructured loans and leases on non-accrual status are included in the table above. As of December 31, 2008 and 2007, there were no restructured loans or leases considered performing.

Had the non-accrual loans and leases performed in accordance with their original terms, gross interest income for the years ended December 31, 2008 and 2007 would have increased by approximately $163,000 and $88,000, respectively.

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

The following table summarizes the Bank's OREO, past due and non-accrual loans and leases, and non-performing assets as of December 31, 2008, 2007, 2006, 2005 and 2004.

                                                                                            December 31,
                                                                2008            2007            2006           2005         2004
                                                            -----------     -----------     -----------    ----------   -----------
Non-accrual loans and leases                                $ 5,639,735     $ 2,959,074     $ 1,504,551    $  273,330   $ 1,634,999
Other real estate owned                                              --              --              --            --            --
                                                            -----------     -----------     -----------    ----------   -----------
Total non-performing assets                                 $ 5,639,735     $ 2,959,074     $ 1,504,551    $  273,330   $ 1,634,999
                                                            ===========     ===========     ===========    ==========   ===========
Loans and leases past due in excess of ninety days
 and accruing interest                                      $    19,603     $     3,111     $       343    $    4,884   $        --
                                                            ===========     ===========     ===========    ==========   ===========
Ratio of non-performing assets to total loans,
 leases and OREO                                                   1.52%           0.90%           0.51%         0.11%         0.75%
Ratio of non-performing assets to total loans,
 leases past due in excess of ninety days accruing
 interest to total loans, leases and OREO                          1.53%           0.90%           0.51%         0.11%         0.75%
Ratio of allowance for loan and lease losses to total
 loans and leases                                                  1.00%           0.65%           0.71%         0.73%         0.64%
Ratio of allowance for loan and lease losses to
 non-performing assets and loans and leases in excess of
 ninety days past due and accruing interest                       65.36%          72.64%         139.95%       632.47%        85.01%
Ratio of non-performing assets, loans and leases
 in excess of ninety days past due and accruing interest
 to total shareholders' equity                                    17.46%          10.46%           5.74%         1.07%         6.66%

Total non-performing assets increased by $2,680,661, or 90.59%, to $5,639,735 at December 31, 2008, from $2,959,074 at December 31, 2007. The increase in non-performing assets from year-end 2007 is due mostly to the addition of a small number of mid-size mortgages and commercial loans and leases during 2008. Additionally, as of December 31, 2008 there was approximately $170,000 in purchased sub-prime consumer loans included in nonperforming loans which was a decrease of $97,000 from December 31, 2007. As of December 31, 2008 and 2007, loans and leases past due in excess of ninety days and accruing interest totaled $19,603 and $3,111, respectively.

Total non-performing assets represented 1.52% of total loans, leases and other real estate owned at year-end December 31, 2008 compared to .90% at year-end 2007. The allowance for loan and lease losses as of December 31, 2008 was 1.00% of total loans and leases. As compared to the level from 2007 when the allowance was approximately .65% of total loans and leases. The allowance for loan and lease losses was equivalent to 65.36% of non-accrual loans and leases at December 31, 2008, as compared to 72.64% at December 31, 2007. The decrease in the coverage ratio is a result of increased level of non-performing assets at year end 2008.

Potential Problem Loans and Leases

As of December 31, 2008, there were eight loans totaling $3.2 million which are not disclosed above which cause Management to have concern as to the ability of the borrowers to comply with the present loan repayment terms. The Bank's carrying value of these loans totaled $3.2 million at December 31, 2008. These loans are still accruing interest but are classified as impaired. Although these loans are currently performing, Management views them as having potential and well-defined weaknesses that could jeopardize the liquidation of the debt.

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses for the years ended December 31, 2004 through 2008. The allowance is maintained at a level consistent with the identified loss potential and the perceived risk in the portfolio.

                                                                         (Dollar Amounts in Thousands)
                                                                                    December 31,
                                                             ------------------------------------------------------------
                                                               2008         2007         2006         2005          2004
                                                             -------      -------      -------      -------       -------
Balance, at beginning of period                              $ 2,152      $ 2,106      $ 1,760      $ 1,390       $ 1,149
Loans and Leases charged-off:
Commercial and financial                                          90           16           --           37            80
Real estate                                                       --           --           --           --            --
Installment loans to individuals                                 287          160           96           60           104
                                                             -------      -------      -------      -------       -------
                                                                 377          176           96           97           184
                                                             -------      -------      -------      -------       -------
Recoveries on loans and leases charged-off:
Commercial and financial                                          --           --            1           81            --
Real estate                                                       --           --           --           --            --
Installment loans to individuals                                  88           18           21           44            65
                                                             -------      -------      -------      -------       -------
                                                                  88           18           22          125            65
                                                             -------      -------      -------      -------       -------
Net loan charge-offs/(recoveries)                                289          158           74          (28)          119
                                                             -------      -------      -------      -------       -------
Provisions charged to operations                               1,836          204          420          342           360
                                                             -------      -------      -------      -------       -------
Balance, at the end of period                                $ 3,699      $ 2,152      $ 2,106      $ 1,760       $ 1,390
                                                             =======      =======      =======      =======       =======
Ratio of net charge-offs/(recoveries) during the period
 to average loans and leases outstanding during the period      0.08%        0.05%        0.03%      -0.01%          0.06%
                                                             =======      =======      =======      =======       =======

Ratio of allowance for loan and lease losses
 to total loans and leases                                      1.00%        0.65%        0.71%        0.73%         0.64%
                                                             =======      =======      =======      =======       =======

During 2008, net charge-offs totaled $289,000, which is an increase of $131,000 from 2007 net chargeoffs of $158,000. The increase in net charge-offs was due to a higher level of net charge-offs in the installment loan portfolio. During 2008 and 2007 the Bank experienced higher levels of charge-offs, which were primarily related to a pool of subprime consumer auto loans the Bank purchased during 2006. Net charge-offs totaled $199,000 from installment loans in 2008 increasing $57,000 from 2007. The increased level of net charge-offs is related to losses on loans whereby the collateral asset value was considerably less than the loan amount.

The following table reflects the allowance for loan and lease losses as of December 31, 2008, 2007, 2006, 2005 and 2004.

                 Analysis of Allowance for Loan and Lease Losses
                             (Amounts in thousands)
                                  December 31,

Loans and
Leases by Type            2008                     2007                         2006
--------------  -----------------------   ------------------------    -----------------------
                Allocation   Percentage   Allocation    Percentage    Allocation   Percentage
                    of        of Loans        of         of Loans         of        of Loans
                 Allowance     in each     Allowance     in each       Allowance     in each
                 for Loan     Category     for Loan      Category      for Loan     Category
                 and Lease    to Total     and Lease     to Total      and Lease    to Total
                  Losses        Loans       Losses        Loans         Losses        Loans
                -----------------------   ------------------------    -----------------------
Commercial        $  981        12.52%      $  317        10.23%        $  204         9.13%
Real Estate
 Construction        570        10.32%         231        10.58%           480        10.36%
 Residential       1,068        52.13%         863        57.61%           769        59.97%
 Commercial          678        18.26%         465        16.94%           401        18.05%
Installment          210         1.38%         180         1.98%           181         2.43%
Other                 18         0.03%          16         0.03%            17         0.06%
Commercial
 Leases              174         5.36%          80         2.63%            --           --
Unallocated           --           --           --           --             54           --
                  ---------------------------------------------------------------------------
Total             $3,699          100%      $2,152          100%        $2,106          100%
                  ===========================================================================

Loans and
Leases by Type              2005                    2004
--------------    -----------------------  -----------------------
                  Allocation   Percentage  Allocation   Percentage
                      of        of Loans       of        of Loans
                   Allowance      Each      Allowance      Each
                   for Loan     Category    for Loan     Category
                   and Lease    to Total    and Lease    to Total
                    Losses       Loans       Losses       Loans
                  -----------------------  -----------------------
Commercial          $  357        8.73%      $  261      8.21%
Real Estate
 Construction          224       11.79%          82      5.31%
 Residential           411       60.26%         550     68.13%
 Commercial            518       17.40%         379     15.42%
Installment             54        1.79%          58      2.89%
Other                   38        0.03%          39      0.04%
Commercial
 Leases                 --          --           --        --
Unallocated            158          --           21        --
                -----------------------------------------------
Total               $1,760         100%      $1,390       100%
                ===============================================

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

The Bank is a member of the Federal Home Loan Bank System, ("FHLB") which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, borrowings through repurchase agreements, federal funds and the sale of mortgage loans in the secondary market are available to fund short-term cash needs. The Company is aware of recent news and FHLB member bank press releases regarding the financial strength of the FHLB system. The
Company is actively monitoring its ability to borrow from the FHLB Bank of Boston and has determined additional sources of liquidity as part of the aforementioned liquidity policy.

SHORT-TERM BORROWINGS

The following information relates to the Bank's short-term borrowings at the Federal Home Loan Bank for the years ended December 31:

                                            2008            2007
                                        -----------     -----------
      Balance at December 31,           $ 1,608,000     $        --
      Maximum Month-End Borrowings       17,300,000      17,307,000
      Average Balance                     4,156,000       3,090,000
      Average Rate at Year-End                 0.46%             --
      Average Rate during the Period           1.73%           3.99%

The following information relates to the Bank's short-term repurchase agreements with customers for the years ended December 31:

                                            2008            2007
                                        -----------     -----------
      Balance at December 31,           $18,222,571     $14,142,773
      Maximum Month-End Borrowings       23,151,139      15,342,920
      Average Balance                    13,499,884      10,259,208
      Average Rate at Year-End                 1.42%           3.34%
      Average Rate during the Period           1.93%           3.47%

OFF-BALANCE SHEET ARRANGEMENTS

See Note O on page F-30 of the consolidated financial statements for the disclosure of off-balance sheet arrangements.

CAPITAL

At December 31, 2008, total shareholders' equity was $32,413,389 compared to $28,312,612 at December 31, 2007. From a regulatory perspective, with the exception of the total risk-based capital ratio, the Bank's capital ratios place the Bank in the well-capitalized categories under applicable regulations. As of December 31, 2008, the Bank's total risk-based capital ratio was 9.41%. The various capital ratios of the Company and the Bank are as follows as of December 31, 2008:

                                           Minimum
                                         Regulatory
                                        Capital Level    The Company    The Bank
                                        -------------    -----------    --------

         Tier 1 leverage capital ratio             4%          7.85%       6.10%

         Tier 1 risk-based capital ratio           4%         10.74%       8.43%

         Total risk-based capital ratio            8%         11.74%       9.43%

Included in the Company's capital used to determine these ratios at December 31, 2008 and December 31, 2007 is $9.8 million related to the Company's investment in First Litchfield Statutory Trust I and First Litchfield Statutory Trust II, which is recorded as subordinated debt in the Company's balance sheets at December 31, 2008 and 2007, respectively. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, more strict limitations. The Company has until March 31, 2009 to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company. On December 12, 2008 the Company participated in the CPP (also known as TARP capital), and issued $10,000,000 of cumulative perpetual preferred stock with a common stock warrant attached to the U. S. Treasury. The Company's purpose in participating in the TARP Capital Purchase program was to insure that the Company and the Bank maintained its well-capitalized status given the uncertain economic environment.

On December 12, 2008, under the TARP CPP, the Company sold 10,000 shares of senior preferred stock to the Treasury, having a liquidation amount equal to $1,000 per share, or $10,000,000. Although the Company is currently well-capitalized under regulatory guidelines, the Board of Directors believed it was advisable to take advantage of the TARP CPP to raise additional capital to ensure that during these uncertain times, the Company is well-positioned to support the Company's existing operations as well as anticipated future growth. Additional information concerning the TARP CPP is included elsewhere in this Form 10-K and in Note L to the Consolidated Financial Statements.

The Company expects that it (and the banking industry as a whole) may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past. In addition, on the preferred stock issued in the CPP capital preferred dividend increases from 5% to 9% in 2013, making it much more expensive as a source of capital if not redeemed at or prior to that time. Therefore, in addition to maintaining higher levels of capital, the Company's capital structure may be subject to greater variation over the next few years than has been true historically.

INCOME TAXES

The income tax benefit for 2008 totaled $3,112,459 in comparison to income tax expense of $225,702 in 2007. The change in income tax expense between 2008 and 2007 is due to the pretax loss in 2008, as a result of the OTTI charges during the year. The effective tax rates for 2008 and 2007 were (41) % and 10%, respectively. Also, in both years, provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation ("LMSC"), which was formed by the Bank in 2000. The income from LMSC is considered passive investment income pursuant to Connecticut law, under which LMSC was formed and is operating, and is not subject to state taxes which resulted in no state tax expense for all years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Information
----------------------------

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets at December 31, 2008 and 2007                    F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 2008 and 2007                                                F-3

Consolidated Statements of Changes in Shareholders' Equity for the
   Years Ended December 31, 2008 and 2007                                    F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2008 and 2007                                   F-5 to F-6

Notes to Consolidated Financial Statements                           F-7 to F-38

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note A to the consolidated financial statements, during 2008 the Company adopted EITF No. 06-4, "Accounting for Endorsement Split-Dollar Life Insurance Arrangements."

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut
April 14, 2009

CONSOLIDATED BALANCE SHEETS
As of December 31,                                                                        2008                2007
                                                                                     -------------       -------------
ASSETS
      Cash and due from banks                                                        $   9,238,320       $  10,876,445
      Interest - bearing accounts due from banks                                               463          10,620,749
                                                                                     -------------       -------------
                                                      CASH AND CASH EQUIVALENTS          9,238,783          21,497,194
                                                                                     -------------       -------------
      Securities:
         Available for sale securities, at fair value                                  113,486,201         128,979,548
         Held to maturity securities (fair value $16,553-2008 and $33,712-2007)             16,550              34,185
                                                                                     -------------       -------------
                                                               TOTAL SECURITIES        113,502,751         129,013,733
                                                                                     -------------       -------------

      Federal Home Loan Bank stock, at cost                                              5,427,600           5,067,400
      Federal Reserve Bank stock, at cost                                                  225,850             225,850
      Other restricted stock, at cost                                                      100,000              95,000
      Loans held for sale                                                                1,013,216                  --

      Loan and lease receivables, net of allowance for loan and lease losses of $3,698,820 -2008, $2,151,622 -2007
                                                           NET LOANS AND LEASES        366,392,079         327,475,371
      Premises and equipment, net                                                        7,370,252           7,758,761
      Deferred income taxes                                                              5,082,957           1,327,535
      Accrued interest receivable                                                        2,262,918           2,609,606
      Cash surrender value of insurance                                                 10,416,651          10,020,540
      Due from broker for security sales                                                 9,590,823                  --
      Other assets                                                                       1,633,727           2,562,639
                                                                                     -------------       -------------
                                                                   TOTAL ASSETS      $ 532,257,607       $ 507,653,629
                                                                                     =============       =============
LIABILITIES
      Deposits:
         Noninterest bearing                                                         $  69,548,261       $  70,564,267
         Interest bearing                                                              273,778,363         265,053,397
                                                                                     -------------       -------------
                                                                 TOTAL DEPOSITS        343,326,624         335,617,664
                                                                                     -------------       -------------

      Federal Home Loan Bank advances                                                   81,608,000          91,500,000
      Repurchase agreements with financial institutions                                 26,450,000          21,550,000
      Repurchase agreements with customers                                              18,222,571          14,142,773
      Junior subordinated debt issued by unconsolidated trust                           10,104,000          10,104,000
      Collateralized borrowings                                                          1,375,550           1,699,336
      Capital lease obligation                                                           1,065,563           1,083,567
      Due to broker for security purchases                                              12,994,945                  --
      Accrued expenses and other liabilities                                             4,643,090           3,593,677
                                                                                     -------------       -------------

                                                              TOTAL LIABILITIES        499,790,343         479,291,017
                                                                                     -------------       -------------
      Minority interest                                                                     53,875              50,000

SHAREHOLDERS' EQUITY
      Preferred stock $.00001 par value; 1,000,000 shares authorized 2008 -
         10,000 shares issued and outstanding
         2007 - no shares issued and outstanding                                                --                  --
      Common stock $.01 par value; 5,000,000 shares authorized
         2008 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares
         2007 - Issued - 2,501,229 shares, outstanding - 2,368,200 shares                   25,038              25,012
      Additional paid-in capital                                                        37,892,831          27,858,841
      (Accumulated deficit) retained earnings                                           (3,325,920)          2,623,110
      Less: Treasury stock at cost- 149,747 in 2008, 133,029 in 2007                    (1,154,062)           (926,964)
      Accumulated other comprehensive loss, net of taxes                                (1,024,498)         (1,267,387)
                                                                                     -------------       -------------
                                                     TOTAL SHAREHOLDERS' EQUITY         32,413,389          28,312,612
                                                                                     -------------       -------------

                                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 532,257,607       $ 507,653,629
                                                                                     =============       =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

                                                                       2008               2007
                                                                   ------------       ------------
INTEREST AND DIVIDEND INCOME
        Interest and fees on loans and leases                      $ 21,579,957       $ 21,053,610
                                                                   ------------       ------------
        Interest and dividends on securities:
             Mortgage-backed securities                               3,320,225          2,564,052
             US Treasury and other securities                         1,580,125          2,129,407
             State and municipal securities                           1,118,924          1,355,523
             Trust Preferred and other securities                       369,164            594,126
                                                                   ------------       ------------
                Total interest on securities                          6,388,438          6,643,108
        Other interest income                                           220,487            401,543
                                                                   ------------       ------------
                           TOTAL INTEREST AND DIVIDEND INCOME        28,188,882         28,098,261
                                                                   ------------       ------------
INTEREST EXPENSE
        Interest on deposits:
             Savings                                                    609,306            752,024
             Money market                                             1,563,305          2,241,181
             Time certificates of deposit in denominations
              of $100,000 or more                                     1,918,298          2,618,965
             Other time certificates of deposit                       2,988,853          3,661,721
                                                                   ------------       ------------
                                   TOTAL INTEREST ON DEPOSITS         7,079,762          9,273,891
        Interest on Federal Home Loan Bank advances                   3,970,574          3,270,982
        Interest on repurchase agreements                             1,430,176          1,395,488
        Interest on subordinated debt                                   606,396            791,523
        Interest on collateralized borrowings                           105,393             95,395
        Interest on capital lease obligation                             56,996             57,923
                                                                   ------------       ------------
                                       TOTAL INTEREST EXPENSE        13,249,297         14,885,202
                                                                   ------------       ------------
                                          NET INTEREST INCOME        14,939,585         13,213,059
PROVISION FOR LOAN AND LEASE LOSSES                                   1,836,299            204,000
                                                                   ------------       ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES        13,103,286         13,009,059
                                                                   ------------       ------------
NONINTEREST INCOME
        Banking service charges and fees                              1,543,519          1,362,758
        Trust                                                         1,300,162          1,372,999
        (Losses) gains on available for sale securities              (8,884,860)            19,632
        Increase in cash surrender value of insurance                   396,110            384,079
        Other                                                           282,964            292,008
                                                                   ------------       ------------
                              TOTAL NONINTEREST (LOSS) INCOME        (5,362,105)         3,431,476
                                                                   ------------       ------------
NONINTEREST EXPENSE
        Salaries                                                      6,670,676          6,351,946
        Employee benefits                                             1,731,064          1,578,214
        Net occupancy                                                 1,233,420          1,157,703
        Equipment                                                       613,878            626,946
        Legal fees                                                      307,004            246,815
        Directors fees                                                  198,400            208,403
        Computer services                                             1,028,206            860,600
        Supplies                                                        193,217            202,381
        Commissions, services and fees                                  396,050            505,412
        Postage                                                         149,864            143,070
        Advertising                                                     589,733            469,385
        Other                                                         2,228,637          1,916,616
                                                                   ------------       ------------
                                    TOTAL NONINTEREST EXPENSE        15,340,149         14,267,491
                                                                   ------------       ------------
                            (LOSS) INCOME BEFORE INCOME TAXES        (7,598,968)         2,173,044
(BENEFIT) PROVISION FOR INCOME TAXES                                 (3,112,459)           225,702
                                                                   ------------       ------------
                   NET (LOSS) INCOME BEFORE MINORITY INTEREST        (4,486,509)         1,947,342
                                            MINORITY INTEREST            (3,875)                --
                                                                   ------------       ------------
                                            NET (LOSS) INCOME        (4,490,384)         1,947,342
                                                                   ------------       ------------
                                DIVIDENDS ON PREFERRED SHARES            26,389                 --
                                                                   ------------       ------------
           NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS        (4,516,773)         1,947,342
                                                                   ============       ============
INCOME (LOSS) PER COMMON SHARE
                     BASIC NET (LOSS) INCOME PER COMMON SHARE      $      (1.92)      $       0.82
                                                                   ============       ============
                   DILUTED NET (LOSS) INCOME PER COMMON SHARE      $      (1.92)      $       0.82
                                                                   ============       ============
DIVIDENDS PER COMMON SHARE                                         $       0.60       $       0.60
                                                                   ============       ============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                          Retained
                                                                           Additional     Earnings
                                               Preferrred       Common       Paid-In    (Accumulated
                                                  Stock         Stock        Capital       Deficit)
                                               -----------   -----------   -----------   -----------
Balance, December 31, 2006                              --        23,724    25,840,623     3,953,216
Comprehensive income:
Net income                                              --            --            --     1,947,342
Other comprehensive income,
    net of taxes
    Net unrealized holding gain on
    available for sale securities                       --            --            --            --
    Net actuarial gain for pension
    benefits                                            --            --            --            --

Other comprehensive income

Total comprehensive income

Cash dividends declared: $0.60 per share                --            --            --    (1,371,563)
5% stock dividend declared
    November 29,2007-118,873 shares
    including 6,334 treasury shares                     --         1,189     1,900,779    (1,901,968)
Fractional shares paid in cash                          --            --            --        (3,917)
Purchase of treasury shares- 8,263 shares               --            --            --            --
Stock options exercised - 9,922 shares                  --            99        87,388            --
Tax benefit on stock options
    exercised                                           --            --        30,051            --
                                               -----------   -----------   -----------   -----------
Balance, December 31, 2007                              --        25,012    27,858,841     2,623,110

Comprehensive loss:
Net loss                                                --            --            --    (4,490,384)
Other comprehensive income, net of taxes:
    Net unrealized holding gain on available
       for sale securities                              --            --            --            --
    Net actuarial loss for pension benefits             --            --            --            --

Other comprehensive income

Total comprehensive loss

Cash dividends declared: $0.60 per share                --            --            --    (1,416,888)
Preferred stock dividends                               --            --            --       (26,389)
Purchase of treasury shares - 16,718 shares             --            --            --            --
Stock options exercised - 1,893 shares                  --            19        20,463            --
Tax benefit on stock options exercised                  --            --         2,025            --
Restricted stock grants and expense                     --             7         8,405            --
Issuance of preferred stock and warrants                --            --    10,000,000            --
Accretion of preferred stock                            --            --         3,097        (3,097)
Adoption of EITF 06-4                                   --            --            --       (12,272)
                                               -----------   -----------   -----------   -----------
Balance, December 31, 2008                     $        --        25,038    37,892,831    (3,325,920)
                                               ===========   ===========   ===========   ===========

                                                                 Accumulated
                                                                    Other          Total
                                                   Treasury     Comprehensive  Shareholders'
                                                     Stock          Loss           Equity
                                                  -----------    -----------   -------------
Balance, December 31, 2006                           (794,756)    (2,816,613)    26,206,194
Comprehensive income:
Net income                                                 --                     1,947,342
Other comprehensive income,
    net of taxes
    Net unrealized holding gain on
    available for sale securities                          --      1,286,413      1,286,413
    Net actuarial gain for pension
    benefits                                               --        262,813        262,813
                                                                                -----------
Other comprehensive income                                                        1,549,226
                                                                                -----------
Total comprehensive income                                                        3,496,568
                                                                                -----------
Cash dividends declared: $0.60 per share                   --             --     (1,371,563)
5% stock dividend declared
    November 29,2007-118,873 shares
    including 6,334 treasury shares                        --             --             --
Fractional shares paid in cash                             --             --         (3,917)
Purchase of treasury shares- 8,263 shares            (132,208)            --       (132,208)
Stock options exercised - 9,922 shares                     --             --         87,487
Tax benefit on stock options
    exercised                                              --             --         30,051
                                                  -----------    -----------    -----------
Balance, December 31, 2007                           (926,964)    (1,267,387)    28,312,612
                                                                                -----------
Comprehensive loss:
Net loss                                                   --                    (4,490,384)
Other comprehensive income, net of taxes:
    Net unrealized holding gain on available
       for sale securities                                 --        927,584        927,584
    Net actuarial loss for pension benefits                --       (684,695)      (684,695)
                                                                                -----------
Other comprehensive income                                                          242,889
                                                                                -----------
Total comprehensive loss                                                         (4,247,495)
                                                                                -----------
Cash dividends declared: $0.60 per share                   --             --     (1,416,888)
Preferred stock dividends                                  --                       (26,389)
Purchase of treasury shares - 16,718 shares          (227,098)            --       (227,098)
Stock options exercised - 1,893 shares                     --             --         20,482
Tax benefit on stock options exercised                     --             --          2,025
Restricted stock grants and expense                        --             --          8,412
Issuance of preferred stock and warrants                   --             --     10,000,000
Accretion of preferred stock                               --             --             --
Adoption of EITF 06-4                                      --             --        (12,272)
                                                  -----------    -----------    -----------
Balance, December 31, 2008                         (1,154,062)    (1,024,498)    32,413,389
                                                  ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

                                                                           2008             2007
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                      $ (4,490,384)   $  1,947,342
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Minority interest in earnings at subsidiary                                 3,875              --
  Amortization and accretion of premiums and discounts on investment
    securities, net                                                         146,828         177,406
  Provision for loan and lease losses                                     1,836,299         204,000
  Depreciation and amortization                                             734,020         751,259
  Deferred income taxes                                                  (3,868,274)         47,413
  Loss on impairment write-down of available for sale securities          9,422,650              --
  Gains on sales of available for sale securities                          (537,790)        (19,632)
  Loans originated for sale                                              (4,225,152)     (4,015,817)
  Proceeds from sales of loans held for sale                              3,232,832       5,093,056
  Gains on sales of loans held for sale                                     (20,896)        (35,056)
  Losses on sale of repossessed assets                                       32,024              --
  Losses (gains) on disposals of bank premises and equipment                  2,188         (17,677)
  Stock based compensation                                                    8,412              --
  Decrease (increase) in accrued interest receivable                        346,688         (10,880)
  Decrease in other assets                                                  863,573         182,315
  Increase in cash surrender value of insurance                            (396,111)       (384,079)
  Increase in deferred loan origination costs                              (116,571)        (70,494)
  (Decrease) increase in accrued expenses and other liabilities            (292,494)         38,125
                                                                       ------------    ------------
    Net cash provided by operating activities                             2,681,717       3,887,281
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
  Proceeds from principal payments                                       45,521,948      10,224,784
  Purchases                                                             (77,949,889)     (5,928,540)
  Proceeds from sales                                                    43,699,152      16,295,820
Held to maturity securities:
  Proceeds from maturities and principal payments                            17,635           6,331
Purchase of restricted stock                                                 (5,000)        (15,000)
Purchase of Federal Home Loan Bank stock                                   (360,200)       (634,500)
Redemption of Federal Home Loan Bank stock                                       --          10,500
Net increase in loans and leases                                        (40,604,639)    (33,779,870)
Proceeds from sales of repossessed assets                                   256,873              --
Purchases of premises and equipment                                        (347,699)     (1,074,027)
Proceeds from sale of premises and equipment                                     --          22,000
                                                                       ------------    ------------
  Net cash used in investing activities                                 (29,771,819)    (14,872,502)
                                                                       ------------    ------------

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont.

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                            15,567,912          20,761,499
Net decrease in certificates of deposit                                              (7,858,952)        (18,572,709)
Proceeds from Federal Home Loan Bank advances                                                --         112,000,000
Repayments on Federal Home Loan Bank advances                                       (11,500,000)        (86,500,000)
Net increase (decrease) in overnight Federal Home Loan Bank borrowings                1,608,000          (1,000,000)
Net increase (decrease) in repurchase agreements with financial institutions          4,900,000         (25,650,000)
Net increase in repurchase agreements with customers                                  4,079,798           1,936,750
Net (decrease) increase in collateralized borrowings                                   (323,786)          1,699,336
Proceeds from issuance of preferred stock and warrants                               10,000,000                  --
Principal repayments on capital lease obligation                                        (18,004)            (17,077)
Purchase of treasury shares                                                            (227,098)           (132,208)
Distribution in cash for fractional shares of common stock                                   --              (3,917)
Proceeds from exercise of stock options                                                  20,482              87,487
Tax benefit of stock options exercised                                                    2,025              30,051
Dividend paid on common stock                                                        (1,418,686)         (1,354,434)
                                                                                  -------------       -------------
 Net cash provided by financing activities                                           14,831,691           3,284,778
                                                                                  -------------       -------------
 Net decrease in cash and cash equivalents                                          (12,258,411)         (7,700,443)
CASH AND CASH EQUIVALENTS, at the beginning of year                                  21,497,194          29,197,637
                                                                                  -------------       -------------
CASH AND CASH EQUIVALENTS, at end of year                                         $   9,238,783       $  21,497,194
                                                                                  =============       =============

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
 Interest on deposits and borrowings                                              $  13,368,965       $  15,155,901
                                                                                  =============       =============
 Income taxes                                                                     $       1,000       $         750
                                                                                  =============       =============
Noncash investing and financing activities:
 Due to broker for securities purchased                                           $  12,994,945       $          --
                                                                                  =============       =============
 Due from broker for securities purchased                                         $   9,590,823       $          --
                                                                                  =============       =============
 Transfer of loans to repossessed assets                                          $     224,481       $      71,018
                                                                                  =============       =============
 Accrued dividends declared                                                       $     379,820       $     355,229
                                                                                  =============       =============
 Increase in leases and other liabilities for
 equipment payable related to financed leases                                     $     256,278       $          --
                                                                                  =============       =============
 Increase in liabilities and decrease in retained earnings for
 adoption of EITF 06-4                                                            $      12,272       $          --
                                                                                  =============       =============
 Change in other assets and other liabilities
  related to unfunded pension liability                                           $  (1,037,417)      $     398,201
                                                                                  =============       =============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the First Litchfield Financial Corporation (the "Company") and The First National Bank of Litchfield (the "Bank"), a nationally-chartered commercial bank, and the Bank's wholly owned subsidiaries, Litchfield Mortgage Service Corporation and Lincoln Corporation, and First Litchfield Leasing Corporation, an entity in which the Bank has an eighty percent ownership. Deposits in the Bank are insured up to specified limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a full range of banking services to individuals and businesses located primarily in Northwestern Connecticut. These products and services include demand, savings, NOW, money market and time deposits, residential and commercial mortgages, consumer installment and other loans and leases as well as trust services. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic regulatory examinations.

On January 7, 2000, the Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (the "SEC") to register the Company's $.01 par value common stock under the Securities and Exchange Act of 1934 (the "Exchange Act"). The Company files periodic financial reports with the SEC as required by the Exchange Act. On June 26, 2003, the Company formed First
Litchfield Statutory Trust I (`Trust I') for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. On June 16, 2006, the Company formed First Litchfield Statutory Trust II (`Trust II') for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. (See Note I).

The significant accounting policies followed by the Company and the methods of applying those policies are summarized in the following paragraphs:

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. Trust I and Trust II are not included in the consolidated financial statements as they do not meet the requirements for consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and the evaluation of investment securities for other-than-temporary impairment.

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

OTHER-THAN-TEMPORARY IMPAIRMENT ("OTTI"): The Company's investment securities portfolio is comprised of available-for-sale and held-to-maturity investments. The available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders' equity. The held-to-maturity portfolio is carried at amortized cost. Management determines the classification of a security at the time of its purchase.

The Company conducts a periodic review of our investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported within non-interest income in the consolidated statement of income.

Significant judgment is involved in determining when a decline in fair value is other-than-temporary. The factors considered by Management include, but are not limited to:

      o The Company's intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value, which may be until maturity;

      o     Percentage and length of time by which an issue is below book value;

      o Financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner;

      o     Ratings of the security;

      o     Whether the decline in fair value appears to be issuer  specific or,
            alternatively,   a   reflection   of  general   market  or  industry
            conditions;

      o Whether the decline is due to interest rates and spreads or credit risk; and

      o     The value of underlying collateral.

Adverse changes in Management's assessment of the factors used to determine that a security was not OTTI could lead to additional impairment charges. Conditions affecting a security that the Company determined to be temporary could become other than temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge.

INTEREST AND FEES ON LOANS AND LEASES: Interest on loans and leases is included in income as earned based on contractual rates applied to principal amounts outstanding. The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal or interest, or when, in the judgment of management, collectibility of the loan, lease, loan interest or lease interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans and leases past due 90 days or more, including impaired loans and leases, may be continued when the value of the loan's or lease's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan or lease and the loan or lease is in the process of collection. A non-accrual loan or lease is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Loan and lease origination fees and certain direct loan and lease origination costs are deferred and the net amount is amortized as an adjustment of the related loan's or lease's yield. The Bank generally amortizes these amounts over the contractual life of the related loans and leases, utilizing a method which approximates the interest method.

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

LOANS AND LEASES RECEIVABLE: Loans and leases receivable, other than those held for sale, are reported at their principal amount outstanding, net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition. Management has the ability and intent to hold its loans and leases for the foreseeable future or until maturity or payoff.

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

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the statement of income.

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan that covers substantially all employees. Pension costs are accrued based on the projected unit credit method and the Bank's policy is to fund annual contributions in amounts necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA) of 1974.

In September 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company adopted

SFAS No. 158 effective December 31, 2006 and as a result of the adoption, a liability was recognized for the under funded status of the Company's qualified pension plan and the net impact was recognized as an after-tax charge to accumulated other comprehensive income. Subsequent to December 31, 2006, changes in the under funded status of the plan are recognized as a component of other comprehensive income.

SFAS 158 also requires an employer to measure the funded status of a plan as of the employer's year-end reporting date. The Company adopted the measurement date provisions of SFAS No. 158 in 2008 and there was no impact to the financial statements upon adoption.

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

The Company elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation is measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the unvested portion of awards outstanding as of that date was based on the grant- date fair value of those awards as calculated under the original provisions of SFAS No 123; that is, the Company was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No 123(R).

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

FAIR VALUE

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, the three categories within the hierarchy are as follows:

--------------------------------------------------------------------------------
        Level 1 Quoted prices in active markets for identical assets and liabilities.
--------------------------------------------------------------------------------
        Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active; and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
--------------------------------------------------------------------------------
        Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
--------------------------------------------------------------------------------

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

In October 2008, the FASB issued Staff Positions No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP No. 157-3"). FSP No. 157-3 amends SFAS No. 157 and clarifies its application in an inactive market. In reaction to the recent financial crisis, this FSP provides clarification as to whether to use direct market information or internally generated estimates of the fair value of financial assets when a market is not active. Application issues addressed by FSP No. 157-3 include: i) how management's internal assumptions should be considered when measuring fair value when relevant observable data do not exist, ii) how observable market information in a market that is not active should be considered when measuring fair value, and iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective upon its October 10, 2008 issuance. This FSP did not have an impact on the Company's financial statements.

The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted as described above. The adoption of SFAS No. 157 did not have an impact on the Company's financial statements, and the adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

See Note R for additional information regarding fair value.

RECENT ACCOUNTING PRONOUNCEMENTS: In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"), and in March 2007, the FASB ratified EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 resulted in a decrease to retained earnings of $12,272.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires more detailed disclosures about employers' plan assets in a defined benefit pension or other postretirement plan, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the Company's financial statements.

NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and nonpersonal time deposits. At December 31, 2008 and 2007 the Bank was required to have cash and liquid assets of approximately $235,000 and $148,000, respectively, to meet these requirements. In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes at both December 31, 2008 and 2007.

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2008 and 2007 are as follows:

          AVAILABLE FOR SALE                                                              December 31, 2008
                                                          --------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                            Amortized          Unrealized           Unrealized              Fair
                                                              Cost                Gains               Losses                Value
                                                          ------------        ------------         ------------         ------------
          Debt Securities:
                U.S. Treasury securities                  $  3,110,574        $    107,876         $         --         $  3,218,450
                U.S. Government Agency securities           26,500,000              65,763               (3,386)          26,562,377
                State and Municipal Obligations             19,931,000              77,501             (376,069)          19,632,432
                Trust Preferred Securities                     493,615                  --                   --              493,615
                                                          ------------        ------------         ------------         ------------
                                                            50,035,189             251,140             (379,455)          49,906,874
                                                          ------------        ------------         ------------         ------------
          Mortgage-Backed Securities:
                GNMA                                         9,495,917                  12               (8,094)           9,487,835
                FNMA                                        35,675,421             467,875             (263,567)          35,879,729
                FHLMC                                       14,994,269             210,723               (9,228)          15,195,764
                                                          ------------        ------------         ------------         ------------
                                                            60,165,607             678,610             (280,889)          60,563,328
                                                          ------------        ------------         ------------         ------------

          Marketable Equity Securities                       3,045,878                  --              (29,879)           3,015,999
                                                          ------------        ------------         ------------         ------------
          Total available for sale securities             $113,246,674        $    929,750         $   (690,223)        $113,486,201
                                                          ============        ============         ============         ============

                                                                                     December 31, 2007
                                                          --------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                            Amortized          Unrealized           Unrealized              Fair
                                                              Cost                Gains               Losses                Value
                                                          ------------        ------------         ------------         ------------
          Debt Securities:
                U.S. Treasury securities                  $  4,007,040        $     62,179         $         --         $  4,069,219
                U.S. Government Agency securities           30,992,780               8,895             (106,435)          30,895,240
                State and Municipal Obligations             31,190,175             364,035              (49,871)          31,504,339
                Trust Preferred Securities                   4,898,731                  --             (445,731)           4,453,000
                                                          ------------        ------------         ------------         ------------
                                                            71,088,726             435,109             (602,037)          70,921,798
                                                          ------------        ------------         ------------         ------------
          Mortgage-Backed Securities:
                GNMA                                           674,447                  --              (16,521)             657,926
                FNMA                                        40,041,144             221,704             (996,597)          39,266,251
                FHLMC                                       12,311,134              61,541             (295,091)          12,077,584
                                                          ------------        ------------         ------------         ------------
                                                            53,026,725             283,245           (1,308,209)          52,001,761
                                                          ------------        ------------         ------------         ------------

          Marketable Equity Securities                       6,030,000              54,000              (28,011)           6,055,989
                                                          ------------        ------------         ------------         ------------

          Total available for sale securities             $130,145,451        $    772,354         $ (1,938,257)        $128,979,548
                                                          ============        ============         ============         ============

         HELD TO MATURITY                                                            December 31, 2008
                                                          --------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                            Amortized          Unrealized           Unrealized              Fair
                                                              Cost                Gains               Losses                Value
                                                          ------------        ------------         ------------         ------------
          Mortgage-Backed Securities:
                GNMA                                      $     16,550        $          3         $         --         $     16,553
                                                          ============        ============         ============         ============

                                                                                      December 31, 2007
                                                          --------------------------------------------------------------------------
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
                                                          ============        ============         ============         ============

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008:

                                          Less than 12 Months          12 Months or More                Total
                                       -------------------------   -------------------------   -------------------------
                                           Fair      Unrealized       Fair       Unrealized       Fair       Unrealized
                                          Value        Losses         Value        Losses         Value        Losses
                                       -----------   -----------   -----------   -----------   -----------   -----------
Investment Securities
   U.S. Government Agency securities   $ 7,996,614   $     3,386   $        --   $        --   $ 7,996,614   $     3,386
   State & Municipal obligations         8,804,717       303,267     2,574,433        72,802    11,379,150       376,069
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                        16,801,331       306,653     2,574,433        72,802    19,375,764       379,455
                                       -----------   -----------   -----------   -----------   -----------   -----------
Mortgage-Backed Securities
   GNMA                                         --            --       465,643         8,094       465,643         8,094
   FNMA                                 10,067,156       112,219     4,209,833       151,348    14,276,989       263,567
   FHLMC                                        --            --     1,351,769         9,228     1,351,769         9,228
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                        10,067,156       112,219     6,027,245       168,670    16,094,401       280,889
                                       -----------   -----------   -----------   -----------   -----------   -----------

Marketable Equity Securities                    --            --     1,970,122        29,879     1,970,122        29,879

                                       -----------   -----------   -----------   -----------   -----------   -----------
Total                                  $26,868,487   $   418,872   $10,571,800   $   271,351   $37,440,287   $   690,223
                                       ===========   ===========   ===========   ===========   ===========   ===========

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007:


                                          Less than 12 Months               12 Months or More                   Total
                                       --------------------------    -----------------------------   -------------------------------
                                           Fair        Unrealized        Fair           Unrealized         Fair       Unrealized
                                           Value         Losses          Value            Losses           Value        Losses
                                       --------------------------    -----------------------------   -------------------------------
Investment Securities
   U.S. Government Agency securities   $         --    $       --    $  21,893,564    $    106,435    $  21,893,564   $  106,435
   State & Municipal obligations          8,077,673        49,871               --              --        8,077,673       49,871
   Corporate & Other bonds                4,453,000       445,731               --              --        4,453,000      445,731
                                       ------------    ----------    -------------   -------------    -------------   ----------
                                         12,530,673       495,602       21,893,564         106,435       34,424,237      602,037
                                       ------------    ----------    -------------   -------------    -------------   ----------
Mortgage-Backed Securities
   GNMA                                     348,421         6,769          327,981           9,752          676,402       16,521
   FNMA                                     110,712           817       27,637,383         995,780       27,748,095      996,597
   FHLMC                                         --            --        9,546,400         295,091        9,546,400      295,091
                                       ------------    ----------    -------------   -------------    -------------   ----------
                                            459,133         7,586       37,511,764       1,300,623       37,970,897    1,308,209
                                       ------------    ----------    -------------   -------------    -------------   ----------

Marketable Equity Securities                     --            --        1,971,989          28,011        1,971,989       28,011
                                       ------------    ----------    -------------   -------------    -------------   ----------
Total                                  $ 12,989,806    $  503,188    $  61,377,317    $  1,435,069    $  74,367,123  $ 1,938,257
                                       ============    ==========    =============    ============    =============  ===========

At December 31, 2008, thirty-seven securities have unrealized losses. The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company's available for sale portfolio were not other-than-temporarily impaired at December 31, 2008:

Trust Preferred Securities--As of December 31, 2008 there were no unrealized losses on the Company's investment in corporate bonds and notes. This compares to the unrealized losses of $445,731 at December 31, 2007. As of December 31, 2008, this portfolio consisted of two pooled trust preferred securities. During the third quarter of 2008, the Company recorded an other-than-temporary impairment charge of $1,916,100 on one of these securities due to a credit rating downgrade at that time. Subsequent to December 31, 2008, both securities were downgraded to a rating of Ca, indicating a more severe deterioration in the creditworthiness of the underlying issuers of these securities. As a result, the Company recorded additional other-than-temporary impairment charges of $2,476,552 as of December 31, 2008 related to these securities.

Equity securities--The unrealized losses on the Company's investment in four marketable equity securities totaled $29,879 which was similar to the unrealized loss of $28,011 as of December 31, 2007. The unrealized loss as of December 31, 2008 is after the other-than-temporary impairment charges of $5.0 million for the year ended December 31, 2008. This portfolio consists of two marketable investment funds with a total fair value of $2,970,171 and perpetual preferred stock of government sponsored enterprises which have been written down to a fair value of $2 at December 31, 2008. Given the small unrealized loss remaining in this segment of the portfolio, and the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Mortgage-backed securities--The unrealized losses on the Company's investment in mortgage-backed securities decreased from $1,308,209 at December 31, 2007 to $280,889 at December 31, 2008. There were no other-than-temporary impairment charges for mortgage-backed securities for the year ended December 31, 2008. These securities are U.S. Government Agency or sponsored agency securities and the contractual cash flows for these investments are performing as expected. Management believes the decline in fair value is attributable to investors' perception of credit and the lack of liquidity in the marketplace. The Company expects to collect all principal and interest on these securities and has the ability and intent to hold these investments until a recovery of amortized cost, which may be at maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

State and Municipal Obligations--The unrealized losses on the Company's investment in state and municipal obligations increased from $49,871 at December 31, 2007 to $376,069 at December 31, 2008. There were no other-than-temporary impairment charges for these securities during 2008. The increase in the unrealized loss at December 31, 2008 is attributable to concerns about the economy, credit, lack of bank participation in this market and downgrades of the monoline insurers as well as some perceived lack of credibility of the credit rating agencies. At this point, all securities are performing, the Company is receiving all interest and principal payments as contractually agreed, and all these securities are rated as investment grade. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

U.S. Government Agency Securities--The unrealized losses on the Company's investment in these securities decreased from $106,435 at December 31, 2007 to $3,386 at December 31, 2008. Given the small unrealized loss remaining in this segment of the portfolio, and the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                                                 December 31,2008
                                                         ---------------------------------------------------------------
                                                         Available-for-Sale Securities      Held-to-Maturity Securities
                                                         -----------------------------     -----------------------------
                                                           Amortized          Fair          Amortized           Fair
                                                             Cost             Value            Cost             Value
                                                         ------------     ------------     ------------     ------------
            Due in one year or less                      $         --     $         --     $         --     $         --
            Due after one year through five years          25,110,576       25,272,025               --               --
            Due after five years through ten years          6,403,590        6,443,810               --               --
            Due after ten years                            18,521,023       18,191,039               --               --
                                                         ------------     ------------     ------------     ------------
                                                           50,035,189       49,906,874               --               --
            Mortgage-backed securities                     60,165,607       60,563,328           16,550           16,553
                                                         ------------     ------------     ------------     ------------
             TOTAL DEBT SECURITIES                       $110,200,796     $110,470,202     $     16,550     $     16,553
                                                         ============     ============     ============     ============

For the years ended December 31, 2008 and 2007, proceeds from the sales of available for sale securities were $43,699,152 and $16,295,820 , respectively. Gross gains of $825,103 and gross losses of $287,313 were realized on sales in 2008 and gross gains of $19,632 were realized on sales in 2007. In addition, during the year ended December 31, 2008, the Company recorded a loss of $9,422,650 related to the other-than-temporary impairment of the Company's investments in Freddie Mac and Fannie Mae preferred stock auction rate securities holding such stock, and two pooled trust preferred securities.

Investment securities with a carrying value of $76,450,000 and $62,582,000 were pledged as collateral to secure treasury tax and loan, trust assets, securities sold under agreements to repurchase and public funds at December 31, 2008 and 2007, respectively.

During 2008 and 2007, there were no transfers of securities from the available for sale category into the held to maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available for sale or trading categories.

The OTTI charge in the fourth quarter was related to the impairment write-down on two trust preferred investment securities. The write-down was the result of the significant downgrading of these investments by Moody's credit rating agency. The downgrades were the result of continued weak economic conditions, the number of interest payment deferrals and the exposure of these securities issued by small to medium sized U. S. community banks and insurance companies to the crisis in the financial industry.

NOTE D - LOANS TO RELATED PARTIES

In the normal course of business the Bank has granted loans to officers and directors of the Bank and to their associates. As of December 31, 2008 and 2007, all loans to officers, directors and their associates were performing in accordance with the contractual terms of the loans. Changes in these loans to persons considered to be related parties are as follows:

                                                       2008              2007
                                                   -----------      -----------
            Balance at the beginning of year       $ 2,219,055      $ 2,471,904
            Advances                                   383,945          596,691
            Repayments                                (406,636)        (792,962)
            Other changes                             (118,491)         (56,578)
                                                   -----------      -----------
            Balance at the end of year             $ 2,077,873      $ 2,219,055
                                                   ===========      ===========

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E - LOAN AND LEASE RECEIVABLES

A summary of loans and leases receivable at December 31, 2008 and 2007 is as follows:

                                                                       2008               2007
                                                                   -------------     -------------
Real estate- residential mortgage                                  $ 192,561,108     $ 189,556,668
Real estate- commercial mortgage                                      67,454,925        55,752,240
Real estate- construction                                             38,153,503        34,808,984
Commercial loans                                                      46,249,689        33,641,679
Commercial leases (net of unearned discount of $2,657,871)            19,785,870         8,634,199
Installment                                                            5,113,400         6,519,812
Other                                                                    128,574            99,357
                                                                   -------------     -------------
             TOTAL LOANS AND LEASES                                  369,447,069       329,012,939
Net deferred loan origination costs                                      562,242           445,671
Premiums on purchased loans                                               81,588           168,383
Allowance for loan and lease losses                                   (3,698,820)       (2,151,622)
                                                                   -------------     -------------
             NET LOANS AND LEASES                                  $ 366,392,079     $ 327,475,371
                                                                   =============     =============

Changes in the allowance for loan and lease losses for the years ended December 31, 2008 and 2007, were as follows:

                                                                        2008              2007
                                                                   -------------     -------------
Balance at the beginning of year                                   $   2,151,622     $   2,106,100
Provision for loan and lease losses                                    1,836,299           204,000
Loans and leases charged off                                            (377,071)         (176,777)
Recoveries of loans and leases previously charged off                     87,970            18,299
                                                                   -------------     -------------
             BALANCE AT END OF YEAR                                $   3,698,820     $   2,151,622
                                                                   =============     =============

A summary of nonperforming loans and leases follows:

                                                                        2008              2007
                                                                   -------------     -------------
Non-accrual loans and leases                                       $   5,639,735     $   2,959,074
Accruing loans and leases contractually past due 90 days or more          19,603             3,111
                                                                   -------------     -------------
             TOTAL                                                 $   5,659,338     $   2,962,185
                                                                   =============     =============

If interest income on non-accrual loans and leases throughout the year had been recognized in accordance with their contractual terms, approximately $163,000 and $88,000 of additional interest would have been recorded for the years ended December 31, 2008 and 2007, respectively.

The following information relates to impaired loans and leases, which include all nonaccrual loans and leases and other loans and leases past due 90 days or more, and all restructured loans and leases, as of and for the years ended December 31, 2008 and 2007:

                                                                                   2008           2007
                                                                                ----------     ----------
Loans and leases receivable for which there is a related allowance for loan
   and lease losses                                                             $6,225,481     $  327,027
                                                                                ==========     ==========

Loans and leases receivable for which there is no related allowance for loan
   and lease losses                                                             $2,657,655     $2,632,047
                                                                                ==========     ==========

Allowance for loan and lease losses related to impaired loans and leases        $  939,066     $  181,119
                                                                                ==========     ==========

Additional information related to impaired loans and leases is as follows:

                                                                        2008           2007
                                                                     ----------     ----------
      Average recorded investment in impaired loans and leases       $4,646,000     $1,865,000
                                                                     ==========     ==========
      Interest income recognized                                     $  600,000     $  228,000
                                                                     ==========     ==========
      Cash interest received                                         $  540,000     $  186,000
                                                                     ==========     ==========

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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2008 and 2007 are as follows:

                                                              2008           2007
                                                              ----           ----
      Land                                                $ 1,245,465    $ 1,245,465
      Buildings and improvements                            7,740,270      7,584,199
      Furniture and fixtures                                3,617,064      3,597,603
      Leasehold improvements                                  220,761        212,106
                                                          -----------    -----------
                                                           12,823,560     12,639,373
      Less accumulated depreciation and amortization        5,453,308      4,880,612
                                                          -----------    -----------
                                                          $ 7,370,252    $ 7,758,761
                                                          ===========    ===========

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2008 and 2007 was $734,020 and $751,259, respectively.

Included in buildings and improvements, premises under capital lease totaled $1,100,644, and related accumulated amortization as of December 31, 2008 and 2007 totaled $110,202 and $55,101, respectively.

NOTE G - LEASES

The Company leases a branch office of the Bank under a twenty-year capital lease that expires in 2026. In addition, at December 31, 2008, the Company was obligated under various non-cancellable operating leases for office space. Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. The Company also pays certain executory costs under these leases. Net rent expense under operating leases was approximately $240,000 and $242,000 for 2008 and 2007, respectively. The future minimum payments under the capital lease and operating leases are as follows:

                                              Capital Lease    Operating Leases
                                              -------------    ----------------
      2009                                      $    75,000      $   151,053
      2010                                           75,000          108,742
      2011                                           75,917          112,018
      2012                                           86,000          115,365
      2013                                           86,000          118,819
      2014 and thereafter                         1,320,833          301,630
                                                -----------      -----------
                                                  1,718,750      $   907,627
                                                                 ===========
      Less amount representing interest            (653,187)
                                                -----------

      Present value of future minimum lease
         payments-capital lease obligation      $ 1,065,563
                                                ===========

NOTE H - DEPOSITS

A summary of deposits at December 31, 2008 and 2007 is as follows:

                                                    2008             2007
                                                    ----             ----
      Noninterest bearing:
         Demand                                 $ 69,548,261     $ 70,564,267
                                                ------------     ------------
      Interest bearing:
         Savings                                  58,582,376       56,344,878
         Money market                             93,085,126       78,738,706
         Time certificates of deposit in
            denominations of $100,000 or more     41,003,855       52,345,036
      Other time certificates of deposit          81,107,006       77,624,777
                                                ------------     ------------
      Total interest bearing                     273,778,363      265,053,397
                                                ------------     ------------
                                                $343,326,624     $335,617,664
                                                ============     ============

Included in deposits as of December 31, 2008 are approximately $15,902,000 of brokered deposits which have varying maturities through December 2009.

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2008:

                   2009                 95,891,432
                   2010                 24,494,209
                   2011                    528,997
                   2012                    556,922
                   2013                    639,301
                                       -----------
                   Total               122,110,861
                                       ===========

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$4,965,692 and $9,015,747 at December 31, 2008 and 2007, respectively.

NOTE I - BORROWINGS

Federal Home Loan Bank Borrowings
---------------------------------

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), is required to maintain as collateral, an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. Purchases of Federal Home Loan Bank stock totaled $360,200 during 2008 and $634,500 during 2007. There were no redemptions during 2008. Redemptions during 2007 amounted to $10,500. The 2008 and 2007 increases in FHLBB stock are due to capital structure changes implemented during the second quarter of 2004 by the Federal Home Loan Bank of Boston (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products. As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to obtain additional advances up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advances are used as collateral. At
December 31, 2008, advances under the Federal Home Loan Bank line of credit totaled $1,608,000. At December 31, 2007, there were no advances under the Federal Home Loan Bank line of credit. At December 31, 2008 and 2007, other outstanding advances from the FHLBB aggregated $80,000,000 and $91,500,000, respectively, at interest rates ranging from 3.95% to 4.59%, and 3.27% to 4.70%, respectively.

Repurchase Agreements with Financial Institutions
-------------------------------------------------

At December 31, 2008 and 2007, securities sold under agreements to repurchase totaled $26,450,000 and $21,550,000, respectively, at interest rates ranging from 3.19% to 3.635%, and 3.20% to 4.19%, respectively.

Collateralized Borrowings
-------------------------

Collateralized borrowings amounted to $1,375,550 and $1,699,336 as of December 31, 2008 and 2007, respectively. Pursuant to FASB Statement No. 140, certain loan participation agreements did not qualify for sale accounting due to buyback provisions included within the agreement, thus the Company has not surrendered control over the transferred loans and has accounted for the transfers as collateralized borrowings.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2008:

                                           First Litchfield         First Litchfield
                                          Statutory Trust I        Statutory Trust II
                                         --------------------    ---------------------
        Junior Subordinated Notes:
           Principal balance             $          7,011,000    $           3,093,000

           Annual interest rate            3 mo libor + 3.10%       3 mo libor + 1.65%
           Stated maturity date                  June 26,2033             June 30,2036
           Call date                             June 26,2008             June 30,2011

        Trust Preferred Securities:
           Face value                               6,800,000                3,000,000

        Annual distribution rate           3 mo libor + 3.10%       3 mo libor + 1.65%
        Issuance date                             June 1,2033              June 1,2006
        Distribution dates (1)                      Quarterly                Quarterly

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

The contractual maturities of the Company's borrowings at December 31, 2008, by year, are as follows:

                                    Fixed          Floating
                                    Rate             Rate              Total
                                ------------      -----------      ------------
      2009                      $ 15,034,000      $        --      $ 15,034,000
      2010                        15,090,000               --        15,090,000
      2011                            97,000               --            97,000
      2012                         5,104,000               --         5,104,000
      2013                        22,612,000               --        22,612,000
      Thereafter                  49,889,000       10,104,000        59,993,000
                                ------------      -----------      ------------
      TOTAL LONG-TERM DEBT      $107,826,000      $10,104,000      $117,930,000
                                ============      ===========      ============

NOTE J - INCOME TAXES

The components of the income tax (benefit) provision are as follows:

                                                  2008              2007
                                              -----------       -----------

            Current Provision:                $   755,815       $   178,289
               Federal

            Deferred (Benefit) Provision       (3,868,274)           47,413
                                              -----------       -----------
               Federal                        $(3,112,459)      $   225,702
                                              ===========       ===========

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the (benefit) provision for income taxes as reported in the statements of income is as follows:

                                                                      2008                    2007
                                                             ------------------        -----------------
      (Benefit) provision for income taxes at statutory
      Federal rate                                           $(2,583,649)   (34)%      $ 738,835      34%
      Increase (decrease) resulting from:
        Tax exempt interest income                              (451,306)    (6)%       (464,076)    (21)%
        Nondeductible interest expense                            47,273      1%          62,718       3%
        Tax exempt income from insurance policies               (134,677)    (2)%       (130,587)     (6)%
        Other                                                      9,900     --           18,812      --
                                                             ------------------        -----------------
      (Benefit) Provision for income taxes                   $(3,112,459)   (41)%      $ 225,702      10%
                                                             ===================       =================

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

                                                                   2008               2007
                                                               -----------       -----------
      Deferred tax assets:
         Allowance for loan and lease losses                   $ 1,257,598       $   731,552
         Depreciation                                              207,789           140,883
         Accrued expenses                                          387,740           282,836
         Alternative minimum taxes                                 452,992           261,503
         Unfunded pension liability                                609,211           256,490
         Unrealized loss on available for sale securities               --           396,407
         Securities write-downs                                  3,203,701                --
                                                               -----------       -----------
            Total gross deferred tax assets                      6,119,031         2,069,671
                                                               -----------       -----------
      Deferred tax liabilities:
         Tax bad debt reserve                                     (153,536)         (153,536)
         Prepaid pension costs                                    (268,902)         (246,976)
         Net deferred loan and lease costs                        (191,162)         (151,528)
         Leases                                                   (338,328)         (151,856)
         Unrealized gain on available for sale securities          (81,439)               --
         Prepaid expenses and other                                 (2,707)          (38,240)
                                                               -----------       -----------
            Total gross deferred tax liabilities                (1,036,074)         (742,136)
                                                               -----------       -----------
      Net deferred tax asset                                   $ 5,082,957       $ 1,327,535
                                                               ===========       ===========

Based on the Company's income taxes paid in prior years and expected future earnings, management believes that it is more likely than not that the deferred tax asset will be realized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution's parent from PICs are not taxable. In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Company's interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2008 and 2007.

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

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2008 and 2007 using a measurement date of December 31:

                                                                     2008             2007
                                                                 -----------       ---------
            Change in benefit obligation
            Benefit obligation, beginning                        $ 3,270,153       $3,408,732
            Service Cost                                                  --              --
            Interest Cost                                            187,272         184,166

            Actuarial loss                                           (19,938)        (31,536)
            Benefits paid                                           (441,864)       (291,209)
                                                                 -----------       ---------
            Benefit obligation, ending                             2,995,623       3,270,153
                                                                 -----------       ---------

            Change in plan assets:
            Fair value of plan assets, beginning                   3,242,172       2,939,118
            Actual return on plan assets                            (905,594)        494,263
            Employer contribution                                    100,000         100,000
            Benefits paid                                           (441,864)       (291,209)
                                                                 -----------       ---------
            Fair value of plan assets, ending                      1,994,714       3,242,172
                                                                 -----------       ---------
            Funded status at end of year included
              in accrued expenses and other liabilities          $(1,000,909)      $ (27,981)
                                                                 ===========       =========

The accumulated benefit obligation was $2,995,623 and $3,270,153 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, $1,791,798 and
$754,381, respectively of net actuarial losses are included in accumulated other comprehensive loss. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 is $95,741.

                                                                     2008             2007
                                                                 -----------       ---------
      Components of net periodic benefit cost and other
         amounts recognized in other comprehensive income:

         Service cost                                            $        --       $      --
         Interest cost                                               187,272         184,166
         Expected return on plan assets                             (206,533)       (200,249)
         Amortization of unrealized loss                              54,772          72,651
                                                                 -----------       ---------
         Net periodic benefit cost                                    35,511          56,568
                                                                 -----------       ---------

      Other changes in plan assets and benefit obligations recognized in other comprehensive income:

            Net loss (gain)                                        1,037,417        (398,201)
                                                                 -----------       ---------
      Total recognized in net periodic
         benefit cost and other comprehensive loss (income)      $ 1,072,928       $(341,633)
                                                                 ===========       =========

Weighted-average  assumptions used to determine benefit  obligations at December
31:

                                                   2008         2007
                                                 --------     --------
     Discount rate                                 6.00%        6.00%
     Rate of compensation increase                   N/A         N/A


Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                   2008         2007
                                                 --------     --------
     Discount rate                                 6.00%        6.00%
     Expected return on plan assets                7.50%        7.50%
     Rate of compensation increase                  N/A          N/A

The pension expense for the Plan was $35,511 and $56,568 for the years ended December 31, 2008 and 2007, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Plan assets of 7.50% each year. In developing the expected long-term rate of return assumption, management evaluated input from its investment advisor and actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Management anticipates that investments will continue to generate long-term returns averaging at least 7.50%. Management regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. Management continues to believe that 7.50% is a conservatively reasonable long-term rate of return on Plan assets. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Bank's pension plan weighted average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

                                                         Percentage of
                                                       Plan Assets as of
                                                          December 31,
            Asset Category                            2008            2007
            --------------                            ----            ----
            Cash and receivables                        10%             7%
            Corporate debt and equity securities        63%            66%
            Pooled funds/ Mutual funds                   8%            13%
            Government securities                       19%            14%
                                                     ---------------------
            Total                                      100%           100%
                                                     =====================

The purpose of the pension investment program is to provide the means to pay retirement benefits to participants and their beneficiaries in the amounts and at the times called for by the Plan. Plan benefits were frozen effective May 1, 2005. The Bank made a $100,000 contribution to the Plan during both 2008 and 2007, Contributions of $54,167 are anticipated to be made in 2009.

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                           2009      $      191,000
                           2010             203,000
                           2011             241,000
                           2012             239,000
                           2013             234,000
                         2014-2018        1,178,000

EMPLOYEE SAVINGS PLAN: The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the years ended December 31, 2008 and 2007, the Bank made matching contributions equal to 50% of participant contributions up to the first 6% of pre-tax compensation of a contributing participant. The Bank also made a contribution of 3% of pre-tax compensation for all eligible participants regardless of whether the participant made voluntary contributions to the 401(k) plan. Participants vest immediately in both their own contributions and the Bank's contributions. Employee savings plan expense was $273,483 and $237,461 for 2008 and 2007, respectively.

OTHER BENEFIT PLANS: Beginning in 1996, the Company offered directors the option to defer their directors' fees. If deferred, the fees are held in a trust account with the Bank. The Bank has no control over the trust. The fair value of the related trust assets and corresponding liability of $93,234 and $180,951 at December 31, 2008, and 2007, respectively are included in the Company's balance sheet. During 2005, the plan was amended to cease the deferral of any future fees.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2008 and 2007 , $53,001 and $72,702, respectively, were charged to operations under this plan. The related liability, of $465,237 and $419,187 at December 31, 2008 and 2007, respectively, is included in accrued expenses and other liabilities. At December 31, 2007, unvested benefits earned under this plan were approximately $19,000.

In 2005, the Bank established an Employee Stock Ownership Plan ("ESOP"), for the benefit of its eligible employees. The ESOP invests in the stock of the Company providing participants with the opportunity to participate in any increases in the value of Company stock. Under the ESOP, eligible employees, which represent substantially all full-time employees, are awarded shares of the Company's stock which are allocated among participants in the ESOP in proportion to their compensation. The Board determines the total amount of compensation to be awarded under the plan. That amount of compensation divided by the fair value of the Company's shares at the date the shares are transferred to the plan determines the number of shares contributed to the plan. Dividends are allocated to participant accounts in proportion to their respective shares. For the years ended December 31, 2008 and 2007, there were no expenses incurred under the ESOP. During 2006, the Company contributed 2,414 shares to the ESOP, and no shares were contributed to the ESOP during 2008 or 2007. Under the terms of the ESOP, the Company is required to repurchase shares from participants upon death or termination. The fair value of shares subject to repurchase at December 31, 2008 is less than $25,000.

Effective January 1, 2006, the Bank entered into supplemental retirement agreements with three of the Bank's Senior Officers. At December 31, 2008 and 2007, accrued supplemental retirement benefits of $377,000 and $214,000, respectively, are recognized in the Company's balance sheet related to these plans. Upon retirement, the plans provide for payments to these individuals ranging from 10% to 25% of the three year average of the executive's compensation prior to retirement for the life expectancy of the executive at the retirement date.

The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain current and former directors and officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans. These policies have aggregate cash surrender values of approximately $10,417,000 and $10,021,000 at December 31, 2008 and 2007,
respectively. In addition, these assets are unsecured and are maintained with four insurance carriers.

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

The Company has agreements under split-dollar life insurance arrangements with certain members of management which provide for the payment of fixed amounts to such individual's beneficiaries. In conjunction with the adoption of EITF 06-4 on January 1, 2008, the Company recorded an increase to accrued expenses of $12,272 related to these agreements. At December 31, 2008, $41,431 is included in accrued expenses related to these agreements.

NOTE L - SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

In November 2007, the Board of Directors declared 5% stock dividends payable on December 31, 2007. Payment of these dividends resulted in the issuance of 118,873 additional common shares in December 2007. There were no stock dividends declared in 2008. The market value of the shares issued was charged to retained earnings, the par value of the shares issued was credited to common stock and the remainder was credited to additional paid-in capital. Fractional shares were payable in cash on an equivalent share basis of $16.00 for the 2007 stock dividend. Weighted-average shares and per share data have been restated to give effect to all stock dividends and splits.

On December 12, 2008 the Company issued Fixed-Rate Cumulative Perpetual Preferred Stock to the U. S. Department of the Treasury for $10 million in a private placement exempt from registration. EESA authorized the U. S. Treasury to appropriate funds to eligible financial institutions participating in the TARP C P P. The capital investment included the issuance of preferred shares of the Company and a warrant to purchase common shares pursuant to a Letter Agreement and a Securities Purchase Agreement (collectively the "Agreement"). [there are none] The dividend rate of 5% increases to 9% after the first five years. Dividend payments are made on the 15th day of February, May, August and November of each year. The warrant allows the holder [it is transferable] to purchase up to 199,203 shares of the Company's common stock over a 10-year period at an exercise price per share of $7.53. The preferred shares and the warrant qualify as Tier 1 regulatory capital. The Agreement subjects the Company to certain restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

The following is information about the computation of net (loss) income per share for the years ended December 31, 2008 and 2007. Shares outstanding include all shares contributed to the ESOP as all such shares have been allocated to the participants.

                                                                                  For the Year Ended December 31, 2008
                                                                             ----------------------------------------------
                                                                                                 Weighted
                                                                                Net               Average        Per Share
                                                                               Loss               Shares           Amount
                                                                             -----------       -----------      -----------
      Basic Net Loss Per Share
       Loss available to common stockholders                                 $(4,516,773)        2,362,897      $     (1.92)
                                                                                                                ===========
      Effect of Dilutive Securitites
       Options/unvested restricted shares outstanding                                 --                --               --
                                                                             -----------       -----------
      Diluted Net Loss Per Share
       Loss available to common stockholders plus assumed conversions        $(4,516,773)        2,362,897      $     (1.92)
                                                                             ===========       ===========      ===========

                                                                                   For the Year Ended December 31, 2007
                                                                             ----------------------------------------------
                                                                                                 Weighted
                                                                                Net               Average        Per Share
                                                                               Income             Shares           Amount
                                                                             -----------       -----------      -----------
      Basic Net Income Per Share
       Income available to common stockholders                               $ 1,947,342         2,369,210      $      0.82
                                                                                                                ===========
      Effect of Dilutive Securities
       Options outstanding                                                            --             3,513
                                                                             -----------       -----------
      Diluted Net Income Per Share
       Income available to common stockholders plus assumed conversions      $ 1,947,342         2,372,723      $      0.82
                                                                             ===========       ===========      ===========

For the year ended December 31, 2008, the effect of stock options and unvested restricted shares was not considered because the effect would have been anti-dilutive.

NOTE M - STOCK OPTION PLANS

At December 31, 2008, the Company had one fixed option plan, which is described below. Effective January 1, 2006, the Company adopted SFAS No. 123(R) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for the stock options grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company's financial statements.

STOCK COMPENSATION PLAN: During 2007 the Company approved a restricted stock plan (the "2007 Plan") for senior management. These awards vest at the end of a five-year period, or earlier if the senior manager ceases to be a senior manager for any reason other than cause, for example, retirement. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measures the fair value of the awards based on the average of the high price and low price at which the Company's common stock traded on the date of the grant. For the year ended December 31, 2008, $8,412 was recognized as compensation expense under the 2007 Plan. At December 31, 2008, unrecognized compensation cost of $37,473 related to these awards is expected to vest over a weighted average period of 4 years.

A summary of unvested shares as of and for the year ended December 31, 2008 is as follows:

                                                              Weighted Average
                                                                 Grant Date
                                                   Shares        Fair Value
                                                  --------    ----------------
          Unvested shares, beginning of year            --      $         --
          Shares granted during the year             3,500             13.11
          Shares vested during the year                 --                --
                                                  --------      ------------
          Unvested shares, end of year               3,500      $      13.11
                                                  ========      ============

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

Activity in the option plan for officers and outside directors for 2008 and 2007 is summarized as follows: (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

                                                                         2008                         2007
                                                                 --------------------       -----------------------
                                                                              Weighted                    Weighted
                                                                               Average                     Average
                                                                              Exercise                    Exercise
                                                                 Number of      Price       Number of       Price
                                                                  Shares      Per Share      Shares       Per Share
                                                                 --------------------       -----------------------
         Options outstanding at the beginning of the year           7,327      $  11.64        17,744      $   9.74
          Granted                                                      --            --            --            --
          Exercised                                                 1,893         10.82        10,417          8.40
          Cancelled                                                    --            --            --            --
                                                                 --------                    --------
         Options outstanding and exercisable at end of year         5,434      $  11.93         7,327      $  11.64
                                                                 ========                    ========

At December 31, 2008, the remaining contractual life was 1 month.

Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of 2008 or 5,434.

The intrinsic value of options outstanding and exercisable at December 31, 2008 and 2007 is $0 and $20,932, respectively. The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0 and $63,571, respectively.

NOTE N - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2008, the Bank had retained earnings of approximately $26,102,000, of which there was no undistributed net income available for distribution to the Company as dividends.

Under Federal Reserve regulation, the Bank is also limited in the amount it may loan to the Company, unless such loans are collateralized by specified obligations. At December 31, 2008, the amount available for transfer from the Bank to the Company in the form of loans is limited to 10% of the Bank's capital stock and surplus.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary. Total credit exposures at December 31, 2008 and 2007 related to these items are summarized below:

                                                                       2008               2007
                                                                 Contract Amount    Contract Amount
                                                                 ---------------    ---------------
         Loan and lease commitments:
            Approved loan and lease commitments                   $  18,336,000      $  16,791,000
            Unadvanced portion of:
               Construction loans                                    13,979,000         15,061,000
               Commercial lines of credit                            76,817,000         49,189,000
               Home equity lines of credit                           34,932,000         31,922,000
               Overdraft protection and other consumer lines            961,000            994,000
               Credit cards                                           3,618,000          3,362,000
               Standby letters of credit                              2,173,000          2,773,000
                                                                  -------------      -------------
                                                                  $ 150,816,000      $ 120,092,000
                                                                  =============      =============

Loan and lease commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral for loans and leases held is primarily residential property. Collateral for leases is primarily equipment. Interest rates on the above are primarily variable. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2008 and 2007.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings which arose during the course of business and are pending against the Company. Management believes the ultimate resolution of these actions and the liability, if any, resulting from such actions will not materially affect the financial condition or results of operations of the Company.

NOTE P - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2008 and 2007, the Bank paid approximately $8,500 and $25,000, respectively, for rent and legal fees, to companies, the principals of which are Directors of the Company. During the year ended December 31, 2007, the Company paid approximately $421,000 to a company, the principal which is a Director of the Company, for rent and the purchase of branch property.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

As of December 31, 2008 the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Due to the increased provision for loan and lease losses as well as the OTTI losses, as of December 31, 2008 the Bank was not considered well capitalized. During the first quarter of 2009 the Company contributed $4,000,000 in capital to the Bank. As a result of this action, as of March 31, 2009, the Bank met all conditions to be considered well capitalized. There were no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

                                                                           Minimum Required           To Be Well Capitalized
                                                                              For Capital            Under Prompt Corrective
                                                     Actual                Adequacy Purposes             Action Purposes
                                            ------------------------      ---------------------     -------------------------
As of December 31, 2008:                       Amount        Ratio           Amount       Ratio       Amount            Ratio
                                            ------------------------      ---------------------     -------------------------
The Company
-----------
Total Capital to Risk Weighted Assets       $43,361,000       11.74%      $29,548,000       8%              N/A         N/A
Tier I Capital to Risk Weighted Assets       39,662,000       10.74%       14,772,000       4%              N/A         N/A
Tier I Capital to Average Assets             39,662,000        7.85%       20,210,000       4%              N/A         N/A

The Bank
--------
Total Capital to Risk Weighted Assets       $34,778,000        9.43%      $29,504,000       8%      $36,880,000          10%
Tier I Capital to Risk Weighted Assets       31,079,000        8.43%       14,747,000       4%       22,120,000           6%
Tier I Capital to Average Assets             31,079,000        6.10%       20,380,000       4%       25,475,000           5%

                                                                           Minimum Required           To Be Well Capitalized
                                                                              For Capital            Under Prompt Corrective
                                                     Actual                Adequacy Purposes             Action Purposes
                                            ------------------------      ---------------------     -------------------------
As of December 31, 2007:                       Amount        Ratio           Amount       Ratio       Amount            Ratio
                                            ------------------------      ---------------------     -------------------------
The Company
-----------
Total Capital to Risk Weighted Assets       $41,561,000       12.61%      $25,367,000       8%      $       N/A         N/A
Tier I Capital to Risk Weighted Assets       39,409,000       11.96%       13,180,000       4%              N/A         N/A
Tier I Capital to Average Assets             39,409,000        8.04%       19,606,000       4%              N/A         N/A

The Bank
--------
Total Capital to Risk Weighted Assets       $38,312,000       11.65%      $26,309,000       8%      $32,886,000          10%
Tier I Capital to Risk Weighted Assets       36,160,000       11.00%       13,149,000       4%       19,724,000           6%
Tier I Capital to Average Assets             36,160,000        7.36%       19,652,000       4%       24,565,000           5%

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

Effective January 1, 2008, the Company adopted SFAS No. 157, which, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy described in Note A. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value in accordance with SFAS No. 107, "Disclosures About Fair Values of Financial Instruments" ("SFAS No. 107"), is set forth below.

Cash and Due From Banks, Federal Funds Sold, Interest Income Receivable, Accrued Interest Payable, Collateralized Borrowings, and Short-term Borrowings: These assets and liabilities are short-term, and therefore, book value is a reasonable estimate of fair value. These financial instruments are not carried at fair value on a recurring basis.

Federal Home Loan Bank Stock,  Federal  Reserve Bank Stock and Other  Restricted
Stock: Such stock is estimated to equal the carrying value, due to the historical experience that these stocks are redeemed at par. These financial instruments are not carried at fair value on a recurring basis.

Available for Sale and Held to Maturity Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and certain equity securities that are traded in an active exchange market. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. Government agency and sponsored agency bonds, mortgage-backed and debt securities, state and municipal obligations, corporate and other bonds and equity securities in markets that are not active, and certain collateral dependent loans. Available for sale securities are recorded at fair value on a recurring basis, and held to maturity securities are only disclosed at fair value.

Loans: For variable rate loans which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates, estimated using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. Loans are generally not recorded at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

Deposits: The fair value of demand deposits, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits. Deposits are not recorded at fair value on a recurring basis.

Long-term debt: The fair value of long-term debt is estimated using a discounted cash flow calculation that applies current interest rates for borrowings of similar maturity to a schedule of maturities of such advances. Long-term debt is not recorded at fair value on a recurring basis.

Off-balance-sheet   instruments:   Fair  values  for  off-balance-sheet  lending
commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. Off-balance sheet instruments are not recorded at fair value on a recurring basis.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value.

The Company uses models when quotations are not available for certain securities or in markets where trading activity has slowed or ceased. When quotations are not available, and are not provided by third party pricing services, management's judgment is necessary to determine fair value. In situations involving management judgment, fair value is determined using discounted cash flow analysis or other valuation models which incorporate available market information, including appropriate benchmarking to similar instruments, analysis of default and recovery rates, estimation of prepayment characteristics and implied volatilities.

               Fair Value Measurements at December 31, 2008, Using

                                                      Quoted Prices in                          Significant
                                       December      Active Markets for   Significant Other     Unobservable
                                       31, 2008       Identical Assets    Observable Inputs        Inputs
                                        Total             (Level 1)           (Level 2)           (Level 3)
                                   --------------    ------------------   -----------------    --------------
Assets:
  Available for sale securities    $  113,486,201      $    5,188,571      $  108,297,630      $           --
                                   ==============      ==============      ==============      ==============

U.S. Treasury securities and one equity security, with a carrying value of $5,188,571 at December 31, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

The fair values of other U. S. Government and agency mortgaged backed securities and debt securities, State and Municipal obligations, other corporate bonds, and certain equity securities are measured on a recurring basis, using Level 2 inputs of observable market data on similar securities. The carrying value of these securities totaled $110,267,751 as of December 31, 2008.

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

                                                                     December 31, 2008
                                       ----------------------------------------------------------------------------
                                                            Quoted Prices in
                                                             Active Markets        Significant         Significant
                                            Balance                for             Observable          Unobservable
                                             as of          Identical Assets         Inputs              Inputs
                                       December 31, 2008        (Level 1)          (Level 2)           (Level 3)
                                       -----------------    ----------------     --------------      --------------
Financial assets held at fair value
 Impaired Loans (1)                      $    3,271,452      $           --      $      694,650      $    2,576,802
                                         ==============      ==============      ==============      ==============

(1) Represents carrying value and related write-downs for which adjustments are based on the appraised value

The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis. The Company may measure the fair value of the following on a nonrecurring basis: (1) long-lived assets; and (2) other real estate owned.

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for 2008 and 2007 have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.

The recorded book balances and estimated fair values of the Company's financial instruments at December 31, 2008 and 2007 are as follows:

                                                                2008                                2007
                                                   ------------------------------      ------------------------------
                                                      Book            Estimated           Book             Estimated
                                                      Value           Fair Value          Value            Fair Value
                                                   ------------      ------------      ------------      ------------
         Financial Assets:
         Cash and due from banks                   $  9,238,783         9,238,783      $ 21,497,194        21,497,194
         Available for sale securities              113,486,201       113,486,201       128,979,548       128,979,548
         Held to maturity securities                     16,550            16,553            34,185            33,712
         Federal Home Loan Bank Stock                 5,427,600         5,427,600         5,067,400         5,067,400
         Federal Reserve Bank Stock                     225,850           225,850           225,850           225,850
         Other restricted stock                         100,000           100,000            95,000            95,000
         Loans held for sale                          1,013,216         1,013,216                --                --
         Loans and leases, net                      366,392,079       365,191,872       327,475,371       335,526,483
         Accrued interest receivable                  2,262,918         2,262,918         2,609,606         2,609,606

         Financial Liabilities:
         Savings deposits                            58,582,376        58,582,376        56,344,878        56,344,878
         Money market and demand deposits           162,633,387       162,633,387       149,302,973       149,302,973
         Time certificates of deposit               122,110,861       122,607,975       129,969,813       130,267,235
         Federal Home Loan Bank advances             81,608,000        86,044,755        91,500,000        96,219,124
         Repurchase agreements with
          financial institutions                     26,450,000        26,316,528        21,550,000        21,421,552
         Repurchase agreements with customers        18,222,571        18,222,571        14,142,773        14,142,773
         Subordinated debt                           10,104,000        10,104,000        10,104,000        10,104,000
         Accrued interest payable                       611,829           611,829           731,496           731,496
         Collateralized borrowings                    1,375,550         1,375,550         1,699,336         1,699,336

Loan  and  lease  commitments,   rate  lock  derivative  commitments  and  other
commitments, on which the committed interest rate is less than the current market rate are insignificant at December 31, 2008 and 2007.

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

NOTE S - OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss is comprised of the following at December 31, 2008 and 2007:

                                                                  2008              2007
                                                              -----------       -----------
         Unrealized (gains) losses on available for sale
            securities, net of taxes                          $  (158,088)      $   769,496
         Unfunded pension liability, net of taxes               1,182,586           497,891
                                                              -----------       -----------
                                                              $ 1,024,498       $ 1,267,387
                                                              ===========       ===========

Other comprehensive income for the years ended December 31, 2008 and 2007 is as follows:

                                                                                                  2008
                                                                             -----------------------------------------------
                                                                             Before- Tax                          Net-of-Tax
                                                                                Amount            Taxes             Amount
                                                                             -----------       -----------       -----------
Unrealized holding losses arising during the period                          $(7,479,430)      $ 2,543,006       $(4,936,424)
Less: reclassification adjustment for losses recognized in net loss            8,884,860        (3,020,852)        5,864,008
                                                                             -----------       -----------       -----------
Unrealized holding gain on available for sale securities,  net of taxes        1,405,430          (477,846)          927,584
Net pension loss                                                              (1,037,417)          352,722          (684,695)
                                                                             -----------       -----------       -----------
Total other comprehensive income, net of taxes                               $   368,013       $  (125,124)      $   242,889
                                                                             ===========       ===========       ===========

                                                                                                  2007
                                                                             -----------------------------------------------
                                                                             Before- Tax                          Net-of-Tax
                                                                                Amount            Taxes             Amount
                                                                             -----------       -----------       -----------
Unrealized holding gains arising during the period                           $ 1,968,743       $  (669,373)      $ 1,299,370
Less: reclassification adjustment for gains recognized in net income             (19,632)            6,675           (12,957)
                                                                             -----------       -----------       -----------
Unrealized holding gain on available for sale securities, net of taxes         1,949,111          (662,698)        1,286,413
Net pension gain                                                                 398,201          (135,388)          262,813
                                                                             -----------       -----------       -----------
Total other comprehensive income, net of taxes                               $ 2,347,312       $  (798,086)      $ 1,549,226
                                                                             ===========       ===========       ===========

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION

     FIRST LITCHFIELD FINANCIAL CORPORATION
     Condensed Balance Sheets                                                  December 31,
                                                                     ----------------------------
                                                                        2008             2007
                                                                     -----------      -----------
      Assets
      Cash and due from banks                                        $ 8,564,235      $ 3,114,290
      Investment in The First National Bank of Litchfield             33,629,067       34,863,604
      Investment in the First Litchfield Statutory Trusts I, II          304,000          304,000
      Other assets                                                       408,973          501,838
                                                                     -----------      -----------
      Total Assets                                                   $42,906,275      $38,783,732
                                                                     ===========      ===========

      Liabilities and Shareholders' Equity
      Liabilities:

      Subordinated Debt                                              $10,104,000      $10,104,000
      Other liabilities                                                  388,886          367,120
      Total Liabilites                                                10,492,886       10,471,120
      Shareholders' equity                                            32,413,389       28,312,612

      Total Liabilities and Shareholders' Equity                     $42,906,275      $38,783,732

      Condensed Statements of Operations                                Years Ended December 31,
                                                                     ----------------------------
                                                                         2008            2007
                                                                     -----------      -----------
      Dividends from subsidary                                       $ 1,425,000      $ 1,900,000
      Other expenses, net                                                682,166          877,608
                                                                     -----------      -----------
      Income before taxes and equity in earnings of subsidiary           742,834        1,022,392
      Income tax benefit                                                 231,936          298,386
                                                                     -----------      -----------
      Income before equity in undistributed (losses)
        earnings of subsidary                                            974,770        1,320,778
      Equity in undistributed (losses) earnings of subsidiary         (5,465,154)         626,564
                                                                     -----------      -----------

      Net (loss) income                                              $(4,490,384)     $ 1,947,342
                                                                     ===========      ===========

      Condensed Statements of Cash Flows                                Years Ended December 31,
                                                                     ----------------------------
                                                                         2008             2007
                                                                     -----------      -----------
      Cash flows from operating activities:
      Net (loss) income                                              $(4,490,384)     $ 1,947,342
      Adjustments to reconcile net (loss) income
        to cash provided by operating activities:
       Equity in undistributed losses (earnings) of subsidiary         5,465,154         (626,564)
       Other, net                                                         98,679          135,247
                                                                     -----------      -----------
      Cash provided by operating activities                            1,073,449        1,456,025
                                                                     -----------      -----------
      Cash flows from investing activities:
       Investment in the First National Bank of Litchfield            (4,000,000)              --
                                                                     -----------      -----------
      Cash used in investing activities                               (4,000,000)              --
                                                                     -----------      -----------
      Cash flows from financing activities:
       Stock options exercised                                            20,482           87,487
       Distribution in cash for financial shares of common stock              --           (3,917)
       Proceeds from issuance of preferred shares                     10,000,000               --
       Purchase of treasury shares                                      (227,098)        (132,208)
       Dividends paid on common stock                                 (1,416,888)      (1,354,434)
                                                                     -----------      -----------
      Cash provided by (used in) financing activities                  8,376,496       (1,403,072)
                                                                     -----------      -----------
       Net increase in cash and due from banks                         5,449,945           52,953
      Cash and due from banks at the beginning of the year             3,114,290        3,167,243
                                                                     -----------      -----------

      Cash and due from banks at the end of the year                 $ 8,564,235      $ 3,114,290
                                                                     ===========      ===========

NOTE U - SEGMENT REPORTING

Beginning in 2007, with First Litchfield Leasing Corporation fully operational, the Company has two operating segments for purposes of reporting business line results. These segments are Community Banking and Leasing. The Community Banking segment is defined as all the operating results of The First National Bank of Litchfield. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of First Litchfield Financial Corporation for the years ended December 31, 2008 and 2007. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses and income taxes. The Company uses a matched maturity funding concept to allocate interest expense to First Litchfield Leasing Corporation. The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

                                                                        For the Year Ended
                                                                        December 31, 2008
                                             -------------------------------------------------------------------------
                                               Community                              Elimination        Consolidated
                                                Banking             Leasing             Entries               Total
                                             -------------       -------------       -------------       -------------
Net interest income                          $  14,274,471       $     665,114       $          --       $  14,939,585
Provision for loan and lease losses              1,742,186              94,113                  --           1,836,299
                                             -------------       -------------       -------------       -------------
Net interest income after provision for
 loan and lease losses                          12,532,285             571,001                  --          13,103,286
Noninterest (loss) income                       (5,366,133)              4,028                  --          (5,362,105)
Noninterest expense                             14,970,593             369,556                  --          15,340,149
                                             -------------       -------------       -------------       -------------
Income (loss) before income taxes               (7,804,441)            205,473                  --          (7,598,968)
Income tax provision (benefit)                  (3,175,720)             63,261                  --          (3,112,459)
Minority Interest                                    3,875                  --                  --               3,875
                                             -------------       -------------       -------------       -------------
Net income (loss)                            $  (4,632,596)      $     142,212       $          --       $  (4,490,384)
                                             =============       =============       =============       =============
Total assets as of December 31, 2008         $ 509,370,298       $  23,089,258       $    (201,949)      $ 532,257,607
                                             =============       =============       =============       =============

                                                                       For the Year Ended
                                                                        December 31, 2007
                                             -------------------------------------------------------------------------
                                               Community                              Elimination        Consolidated
                                                Banking             Leasing             Entries               Total
                                             -------------       -------------       -------------       -------------
Net interest income                          $  12,951,760       $     261,299       $          --       $  13,213,059
Provision for loan and lease losses                123,726              80,274                  --             204,000
                                             -------------       -------------       -------------       -------------
Net interest income after provision for
 loan and lease losses                          12,828,034             181,025                  --          13,009,059
Noninterest income                               3,431,476                  --                  --           3,431,476
Noninterest expense                             13,948,648             318,843                  --          14,267,491
                                             -------------       -------------       -------------       -------------
Income (loss) before income taxes                2,310,862            (137,818)                 --           2,173,044
Income tax provision (benefit)                     274,159             (48,457)                 --             225,702
                                             -------------       -------------       -------------       -------------
Net income (loss)                            $   2,036,703       $     (89,361)      $          --       $   1,947,342
                                             =============       =============       =============       =============
Total assets as of December 31, 2007         $ 535,136,271       $  10,972,121       $ (38,454,763)      $ 507,653,629
                                             =============       =============       =============       =============

NOTE V - FOURTH QUARTER ADJUSTMENTS

The Company reported a net loss of $4,516,773 or $1.92 diluted loss per common share for the year ended December 31, 2008 and a net loss of $205,853 or $.09 diluted loss per common share for the fourth quarter of 2008. During the fourth quarter the Company recorded a $1,469,299 provision for loan and lease losses and an impairment charge on available for sale securities of $2,476,552. Additionally during the fourth quarter the Company recognized the $1,710,200 deferred tax benefit on third quarter impairment losses related to Fannie Mae and Freddie Mac preferred stock and auction rate securities holding such stock.

The increased fourth quarter provision for loan and lease losses was primarily attributable to the increase in impaired loans during the fourth quarter as a result of the deteriorating market conditions. Impaired loans increased from $4,719,588 at September 30, 2008 to $8,902,739 at December 31, 2008, most of which was concentrated in Connecticut. In addition, the Company increased its general allowance for loan and lease losses component to reflect the current market conditions and increases in delinquent loans.

During the three months and quarter ended September 30, 2008, the Company incurred a $5,030,000 loss from the other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock and auction rate preferred securities holding such stock. As of September 30, 2008, these losses were considered capital losses for Federal income tax purposes, which are only deductible if such losses are offset against capital gains. Because the Company did not have any such capital gains in the tax carryback period, and because there were no tax strategies available to generate future capital gains to utilize such losses, a deferred tax valuation allowance of $1,710,200 was recorded at September 30, 2008, which represented the amount of deferred tax benefit related to the impairment losses. Subsequent to September 30, 2008, the passage of the Federal Emergency Economic Stabilization Act changed the Federal tax laws to allow the deductions of losses to be treated as ordinary losses for Federal Income tax purposes. Therefore, the Company in the fourth quarter of 2008, recognized the deferred tax benefit of $1,710,200 in the fourth quarter of 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company during the 24 month period prior to December 31, 2008, or subsequently.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

The Company's Management, under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining, for the Company, adequate internal control over financial reporting, as such term is defined in Exchange act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. There were no material weaknesses in the Company's internal control over financial reporting identified by management.

The annual report does not include an attestation report the Company's registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company's Definitive Proxy Statement (the "Definitive Proxy Statement") for its 2009 Annual Meeting of Shareholders.

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

3.1.1 Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed December 9, 2008. Exhibit is incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008.

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

4.1 Amended and Restated Declaration of Trust of First Litchfield Statutory Trust I. Exhibit is incorporated by reference to Exhibit
            10.52 set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

4.2 Indenture for the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033. Exhibit is incorporated by reference to Exhibit 10.53 set forth in the Company's Quarterly report on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

4.3 Indenture dated June 16, 2006, between First Litchfield Financial Corporation, as issuer, and Wilmington Trust Company, as indenture trustee. Exhibit is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

4.4         Guarantee  Agreement  dated  as of  June  16,  2006,  between  First
            Litchfield  Financial  Corporation,  and  Wilmington  Trust Company.
            Exhibit is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

4.5 Form of Junior Subordinated Note. Exhibit is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

4.6 Warrant to purchase Common Stock dated December 12, 2008. Exhibit is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008.

10.1 1994 Stock Option Plan for Officers and Outside Directors. Exhibit is incorporated by reference to Exhibit 10.2 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.2 Supplemental Employee Retirement Agreement between the Company and Walter Hunt. Exhibit is incorporated by reference to Exhibit 10.9 set forth in the Company's Registration Statement Annual Report on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.3 Deferred Directors' Fee Plan. Exhibit is incorporated by reference to Exhibit 10.10 set forth in the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.4 Split Dollar Agreement with Salisbury Bank as Trustee dated November 21, 2000. Exhibit is incorporated by reference to Exhibit 10.13 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.5 The Rabbi Trust Agreement with Salisbury Bank as Trustee dated November 21, 2000. Exhibit is incorporated by reference to Exhibit
            10.14 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.6 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Jerome J. Whalen and the Bank dated December 28, 2000. Exhibit is incorporated by reference to Exhibit 10.15 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.8 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Carroll A. Pereira and the Bank dated November 30, 2000. Exhibit is incorporated by reference to Exhibit 10.16 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.9 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Philip G. Samponaro and the Bank dated December 19, 2000. Exhibit is incorporated by reference to Exhibit 10.17 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.10 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Revere H. Ferris and the Bank dated November 30, 2000. Exhibit is incorporated by reference to Exhibit 10.18 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.11 The First National Bank of Litchfield Executive Incentive Retirement Agreement between John S. Newton and the Bank dated December 21, 2000. Exhibit is incorporated by reference to Exhibit 10.19 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.12 The First National Bank of Litchfield Director Incentive Retirement Agreement between Charles E. Orr and the Bank dated November 29, 2000. Exhibit is incorporated by reference to Exhibit 10.20 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.13 The First National Bank of Litchfield Director Incentive Retirement Agreement between Patricia D. Werner and the Bank dated November 30, 2000. Exhibit is incorporated by reference to Exhibit 10.21 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.14 The First National Bank of Litchfield Director Incentive Retirement Agreement between George M. Madsen and the Bank dated December 7, 2000. Exhibit is incorporated by reference to Exhibit 10.23 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.15 The First National Bank of Litchfield Director Incentive Retirement Agreement between William J. Sweetman and the Bank dated December 20, 2000. Exhibit is incorporated by reference to Exhibit 10.24 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.16 The First National Bank of Litchfield Director Incentive Retirement Agreement between H. Ray Underwood and the Bank dated December 20, 2000. Exhibit is incorporated by reference to Exhibit 10.25 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.17 The First National Bank of Litchfield Director Incentive Retirement Agreement between Perley H. Grimes and the Bank dated December 27, 2000. Exhibit is incorporated by reference to Exhibit 10.29 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.17 The First National Bank of Litchfield Director Incentive Retirement Agreement between Alan B. Magary and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.38 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.18 The First National Bank of Litchfield Director Incentive Retirement Agreement between Gregory S. Oneglia and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.39 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.19 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joseph J. Greco and the Bank dated December 19, 2002. Exhibit is incorporated by reference to Exhibit 10.40 set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

10.20 Split dollar life agreement between Joelene E. Smith and the Company. Exhibit is incorporated by reference to Exhibit 10.47 set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003.

10.21 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Joelene E. Smith and the Bank dated December 22, 2003. Exhibit is incorporated by reference to Exhibit 10.54 set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

10.22 The First National Bank of Litchfield Director Incentive Retirement Agreement between Kathleen A. Kelley and the Bank dated September 1, 2004. Exhibit is incorporated by reference to Exhibit 10.56 set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on November 14, 2004.

10.23 Amendment to The First National Bank of Litchfield Director Incentive Retirement Agreement between Alan B. Magary and the Bank dated August 26, 2004. Exhibit is incorporated by reference to
            Exhibit 10.57 set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on November 14, 2004.

10.24 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Robert E. Teittinen and the Bank dated November 21, 2005. Exhibit is incorporated by reference to Exhibit 10.59 set forth in the Company's Annual Report Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 30, 2006.

10.25       The  First  National  Bank  of  Litchfield   Supplemental  Executive
            Retirement Agreement between Joseph J. Greco and the Bank dated April 27, 2006. Exhibit is incorporated by reference to Exhibit
            10.60 set forth in the Company's Annual Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.26 The First National Bank of Litchfield Supplemental Executive Retirement Agreement between Carroll A. Pereira and the Bank dated April 27, 2006. Exhibit is incorporated by reference to Exhibit
            10.61 set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.27       The  First  National  Bank  of  Litchfield   Supplemental  Executive
            Retirement Agreement between Joelene E. Smith and the Bank dated April 27, 2006. Exhibit is incorporated by reference to Exhibit
            10.62 set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.28 The First National Bank of Litchfield Executive Incentive Retirement Agreement between Frederick F. Judd, III and the Bank dated April 28, 2006. Exhibit is incorporated by reference to Exhibit 10.63 set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.29 Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank dated May 29, 2008. Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008

10.30 Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank dated May 29, 2008. Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008.

10.31 Executive Change in Control Agreement between Joelene E. Smith and the Company and the Bank dated May 29, 2008. Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008. 31

10.32 Executive Change in Control Agreement between Robert E. Teittinen and the Company and the Bank dated May 29, 2008. Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008.

10.33 Executive Change in Control Agreement between Frederick F. Judd, III and the Company and the Bank dated May 29, 2008. Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008

10.34 Form of Employee Change in Control Agreement. Exhibit is incorporated by reference to Exhibit 10.2 set forth in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008

10.35       First Litchfield  Financial  Corporation 2008 Restricted Stock Plan.
            Exhibit is incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 7, 2008 (File No. 333-144951).

10.36 Form of First Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Joseph J. Greco, Frederick F. Judd III and Carroll A. Pereira. Exhibit is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008.

10.37 Form of First Amended and Restated Director Incentive Retirement Agreements dated November 20, 2008 entered with Perley H. Grimes, Jr., George M. Madsen, Alan B. Magary, Gregory S. Oneglia, Charles
            E. Orr, William J. Sweetman, H. Ray Underwood, Jr., and Patricia D. Werner. Exhibit is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008.

10.38 Form of First Amended and Restated Supplemental Executive Retirement Agreement dated November 20, 2008 entered with Joseph J. Greco and Carroll A. Pereira. Exhibit is incorporated by reference to Exhibit
            10.3 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008.

10.39 Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered between Matthew R. Robison and the Company and the Bank.

10.40 Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered between Joelene E. Smith and the Company and the Bank

10.41 Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered between Robert E. Teittinen and the Company and the Bank.

10.42       First  Amended  and  Restated   Supplemental   Executive  Retirement
            Agreement dated November 20, 2008 entered between Joelene E. Smith and the Company and the Bank.

10.43 Executive Change in Control Agreement between Matthew R. Robison and the Company and the Bank dated May 29, 2008. Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008

10.44 Employee Change in Control Agreement between Linda R. Parady and the Company and the Bank dated February 9, 2009.

10.45 Executive Change in Control Agreement between Glenn M. Mason and the Company and the Bank dated February 9, 2009.

10.46 Amended and Restated Director Incentive Retirement Agreement dated November 20, 2008 entered between Richard E. Pugh and the Company and the Bank.

10.47 Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered between Patrick J. Boland and the Company and the Bank.

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

Dated:  April 14, 2009                   FIRST LITCHFIELD FINANCIAL CORPORATION

                                           By: /s/ Joseph J. Greco
                                               -------------------
                                               Joseph J. Greco, President and
                                               Chief Executive Officer


Dated:  April 14, 2009                     By: /s/ Carroll A. Pereira
                                               ----------------------
                                               Carroll A. Pereira,
                                               Principal Accounting Officer
                                               and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                              Date
----                               -----                              ----

/s/ Joseph J. Greco                President, Chief Executive         4/14/09
----------------------------       Officer and Director
Joseph J. Greco

/s/ Patrick J. Boland              Director                           4/14/09
----------------------------
Patrick J. Boland

/s/ John A. Brighenti              Director                           4/14/09
----------------------------
John A. Brighenti

/s/ Perley H. Grimes, Jr.          Director                           4/14/09
----------------------------
Perley H. Grimes, Jr.

/s/ George M. Madsen               Director                           4/14/09
----------------------------
George M. Madsen

/s/ Alan B. Magary                 Director                           4/14/09
----------------------------
Alan B. Magary

/s/ Gregory Oneglia                Director                           4/14/09
----------------------------
Gregory Oneglia

/s/ Richard E. Pugh                Director                           4/14/09
----------------------------
Richard E. Pugh

/s/ William J. Sweetman            Director                           4/14/09
----------------------------
William J. Sweetman

/s/ H. Ray Underwood               Director                           4/14/09
----------------------------
H. Ray Underwood

/s/ Patricia D. Werner             Director                           4/14/09
----------------------------
Patricia D. Werner