Form 10-K/A
period 2008-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2009-04-23
CIK 840886

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

                         Commission file number 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                      06-1241321
-------------------------------------------        -----------------------------
    (State or Other Jurisdiction                          (I.R.S. Employer
   of Incorporation or Organization)                     Identification No.)

      13 North Street, Litchfield, CT                         06759
-------------------------------------------        -----------------------------
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

_______________________________       __________________________________________

_______________________________       __________________________________________

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

PART III. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2009.

                                Explanatory Note

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities and Exchange Commission ("SEC") on April 15, 2009, is being filed to correct certain inadvertent omissions as applicable, as well as enhancing the identification and discussion of Management's Discussion and Analysis of Financial Condition and Results of Operation and certain footnotes to the Registrant's Consolidated Financial Statements. These changes were intended to be included in the Registrant's Form 10-K filing on April 15, 2009 however due to an oversight, these changes were not included such filing.

This Form 10-K/A hereby amends:

      o Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation to reflect the following:

            o Enhanced the Allowance For Loan and Lease Losses discussion to more clearly describe what constitutes the "specific component and general component" of the allowance for loan and lease losses.

            o Revised the Financial Condition discussion to clarify that the volume of loan growth during 2008 was realized primarily in commercial mortgages and commercial loans and leases.

            o     Revised  the  Rate/Volume  Analysis  to  reflect  that the tax
                  equivalent   net  interest   income  for  2008   increased  by
                  $1,733,320.

            o     Revised  the  discussion  regarding  Non-Accrual,   Past  Due,
                  Restructured Loans and Leases and Other Real Estate Owned to reference the statement of operations.

            o Revised the Noninterest (Loss) Income discussion to reference 2007 results.

      o Part II, Item 8, Financial Statements and Supplementary Data. Revised Note A - Nature of Operations and Significant Accounting Policies, to reflect the following:

            o Removed the definition of Other-Than-Temporary Impairment as such Policy is duplicative.

            o Enhanced the definition of Allowance for Loan and Lease Losses to more clearly describe what constitutes the "specific component" of the allowance for loan and lease losses.

            o Revised the definition of Foreclosed Real Estate to reference the statement of operations.

            o Revised the definition of Earnings Per Share to clarify the description of how basic earnings per share is computed.

      o Part II, Item 8, Financial Statements and Supplementary Data. Revised Note C -Securities, to expand the description of equity securities to include the fair value of a money market fund.

      o Part II, Item 8, Financial Statements and Supplementary Data. Revised Note I - Borrowings and Federal Home Loan Bank Stock, to expand the description of the Bank's Federal Home Loan Bank Borrowings and Federal Home Loan Bank Stock. In addition, the footnote has been revised to include a description of Repurchase Agreements with Customers.

      o Part II, Item 8, Financial Statements and Supplementary Data. Revised Note J - Income Taxes, to include a reference to the statement of operations in the description of the income tax provision.

      o Part II, Item 8, Financial Statements and Supplementary Data. Revised Note O - Financial Instruments with Off-Balance-Sheet Risk, to clarify that collateral for loans is primarily residential property. Collateral for leases is primarily equipment.

      o Part II, Item 8, Financial Statements and Supplementary Data. Revised Note R - Fair Value of Financial Instruments and Interest Rate Risk, to add the explanation that loans and leases held for sale are valued at quoted market prices. Revised to also reflect that carrying value of securities measured using Level 2 inputs was $108,297,630 at December 31, 2008.

      o Part II, Item 8, Financial Statements and Supplementary Data. Revised Note V - Fourth Quarter Adjustments - to amend the information regarding the Company's reported net loss for the year ended December 31, 2008, and to correct the figure for impaired loans at December 31, 2008.

This Form 10-K/A speaks as of the end of our fiscal year ended December 31, 2008 or as of the date of the original filing, as applicable. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events.

                                TABLE OF CONTENTS

PART II

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation      3
           ------------------------------------------------------------------------------------

Item 8.    Financial Statements and Supplementary Data                                              14
           -------------------------------------------

PART IV

Item 15.   Exhibits and Financial Statement Schedules                                               15
           ------------------------------------------

SIGNATURES                                                                                          20

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

ALLOWANCE FOR LOAN AND LEASE LOSSES: The allowance for loan and lease losses consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as impaired. For impaired loans and leases an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-impaired loans and leases and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

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

The net loan and lease ("loan") portfolio as of December 31, 2008 totaled $366,392,079 and increased by 11.9% or $38,916,708, from the December 31, 2007 balance of $327,475,371. The volume of loan growth during 2008 was realized primarily in commercial mortgages and commercial loans and leases. Construction mortgages totaled $38,153,503 as of December 31, 2008 which is an increase of $3,344,519 or 9.6% over the year-end 2007 balance. The commercial mortgage portfolio totaled $67,454,925 as of December 31, 2008, increasing over the year-end 2007 balance of $55,752,240. Consistent with Management's strategy to migrate to a more profitable composition of earning assets, and through the acquisition of commercial lending expertise, expanded markets and the addition of the leasing subsidiary, commercial loan and lease growth was strong during 2008. Commercial loans totaled $46,249,689 as of December 31, 2008 which was an increase of $12,608,010 or 37.5% from the December 31, 2007 balance of $33,641,679. Growth in commercial loans has been in both lines of credit and in term financing and continues to be a result of the sales development and commercial calling initiatives for traditional and contiguous markets. As a complement to the Bank's commercial lending product line, First Litchfield Leasing Corporation began offering equipment financing leases to middle market companies during 2007. In its second year of operation the subsidiary funded over $16 million of loans and leases. Leases were in amounts ranging from $7,000 to $2,600,000. Lease receivables were $19,785,870 at December 31, 2008.
Management attributes the second year success of the subsidiary to Bank cross sales and more importantly to the depth in experience and knowledge of the subsidiary's management team. As of December 31, 2008, the installment loan portfolio totaled $5,113,400, a decrease of 21.6% from the year-end 2007 balance of $6,519,812. The decline in this portfolio is related to the amortization of a small pool of consumer auto loans purchased by the Company during 2006.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                              2008                                      2007
                                         ---------------------------------------      --------------------------------------
                                                            Interest                                   Interest
                                            Average          Earned/      Yield/        Average         Earned/       Yield/
                                            Balance           Paid         Rate         Balance          Paid          Rate
                                            -------           ----         ----         -------          ----          ----
Assets
Interest Earning Assets:
Loans and leases                         $ 346,113,000     $21,593,992      6.24%     $ 311,594,000   $21,057,941      6.76%
Investment securities                      141,356,000       6,992,756      4.95%       142,460,000     7,250,336      5.09%
Other interest earning assets                9,187,000         220,487      2.40%         9,032,000       401,543      4.45%
                                         -------------     -----------                -------------   -----------
Total interest earning assets              496,656,000      28,807,235      5.80%       463,086,000    28,709,820      6.20%
                                         -------------     -----------    ------      -------------   -----------    ------
Allowance for loan and
  lease losses                              (2,214,000)                                  (2,130,000)
Cash and due from banks                     10,899,000                                   12,268,000
Premises and equipment                       7,533,000                                    7,679,000
Net unrealized losses on
  securities                                (3,629,000)                                  (2,815,000)
Other assets                                17,832,000                                   17,097,000
                                         -------------                                -------------
Total Average Assets                     $ 527,077,000                                $ 495,185,000
                                         =============                                =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                         $  58,788,000     $   609,306      1.04%     $  55,026,000       752,024      1.37%
Money Market deposits                       83,116,000       1,563,305      1.88%        75,832,000     2,241,181      2.96%
Time deposits                              132,813,000       4,907,151      3.69%       136,764,000     6,280,686      4.59%
Borrowed funds                             152,108,000       6,169,535      4.06%       127,716,000     5,611,311      4.39%
                                         -------------     -----------                -------------   -----------
Total interest bearing liabilities         426,825,000      13,249,297      3.10%       395,338,000    14,885,202      3.77%
                                                           -----------    ------                      -----------    ------
Demand deposits                             68,864,000                                   68,278,000
Other liabilities                            5,128,000                                    4,705,000
Shareholders' Equity                        26,260,000                                   26,864,000
                                         -------------                                -------------
Total liabilities and equity             $ 527,077,000                                $ 495,185,000
                                         =============                                =============
Net interest income                                        $15,557,938                                $13,824,618
                                                           ===========                                ===========
Net interest spread                                                         2.70%                                      2.43%
                                                                          ======                                     ======
Net interest margin                                                         3.13%                                      2.99%
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
                                                       ===========      ===========      ===========

Tax equivalent net interest income for 2008 increased $1,733,320 or 12.5% over 2007. The increase in net interest income was due to increased margin resulting mainly from reduced funding costs in 2008. The 2008 net interest margin (net interest income divided by average earning assets) increased from the previous year's level of 2.99% by 14 basis points to 3.13%. Interest income on average earning assets for 2008 totaled $28,807,235, which was an increase of .3%, or $97,415 from 2007 interest income on average earning assets of $28,709,820.
Interest expense totaled $13,249,297 for 2008, which was a decrease of $1,635,905 or 11.0% from 2007.

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

Other areas of non-interest income contributed to the decrease from 2007 results. Fees from trust services for 2008 totaled $1,300,162, a decrease of $72,837, or 5.3% from the previous year's fees of $1,372,999. This decrease is the result of the weakened economic and market conditions in spite of new business growth experienced in the Bank's wealth management business. Additionally other non-interest income was slightly below 2007 results due to lower fees from retail investment income. Offsetting these declines were fees from banking service charges which were up $180,761 or 13.3% from 2007.

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
                                           ==========     ==========     ==========     ==========     ==========

The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal or interest, or when, in the judgment of management, collectibility of the loan, lease or loan interest become uncertain. When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income. Subsequent recognition of income occurs only to the extent payments are received subject to management's assessment of the collectibility of the remaining principal and interest. The accrual of interest on loans and leases past due 90 days or more, including impaired loans and leases, may be continued when the value of the loan's or lease's collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan or lease, and the loan or lease is in the process of collection. A non-accrual loan or lease is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. A loan or lease is classified as a restructured loan or lease when certain concessions have been made to the original contractual terms, such as reduction of interest rates or deferral of interest or principal payments, due to the borrower's financial condition. OREO is comprised of properties acquired through foreclosure proceedings and acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value with any difference between carrying value and fair value reflected as a direct charge against the allowance for loan and lease losses which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of operations.

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

                                                                                        December 31,
                                                               2008           2007           2006           2005            2004
                                                           -----------   -------------   -----------   -------------    -----------
Non-accrual loans and leases                               $ 5,639,735   $   2,959,074   $ 1,504,551   $     273,330    $ 1,634,999
Other real estate owned                                             --              --            --              --             --
                                                           -----------   -------------   -----------   -------------    -----------
Total non-performing assets                                $ 5,639,735   $   2,959,074   $ 1,504,551   $     273,330    $ 1,634,999
                                                           ===========   =============   ===========   =============    ===========
Loans and leases past due in excess of ninety days
   and accruing interest                                   $    19,603   $       3,111   $       343   $       4,884    $        --
                                                           ===========   =============   ===========   =============    ===========
Ratio of non-performing assets to total loans,
  leases and OREO                                                 1.52%           0.90%         0.51%           0.11%          0.75%
Ratio of non-performing assets to total loans,
  leases past due in excess of ninety days accruing
  interest to total loans, leases and OREO                        1.53%           0.90%         0.51%           0.11%          0.75%
Ratio of allowance for loan and lease losses to total
  loans and leases                                                1.00%           0.65%         0.71%           0.73%          0.64%
Ratio of allowance for loan and lease losses to
  non-performing assets and loans and leases in excess of
  ninety days past due and accruing interest                     65.36%          72.64%       139.95%         632.47%         85.01%
Ratio of non-performing assets, loans and leases
  in excess of ninety days past due and accruing interest
  to total shareholders' equity                                  17.46%          10.46%         5.74%           1.07%          6.66%

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

                                                                                (Dollar Amounts in Thousands)
                                                                                            December 31,
                                                                -------------------------------------------------------------------
                                                                   2008           2007           2006           2005         2004
                                                                ---------      ---------      ---------      ---------    ---------
Balance, at beginning of period                                 $   2,152      $   2,106      $   1,760      $   1,390    $   1,149
Loans and Leases charged-off:
Commercial and financial                                               90             16             --             37           80
Real estate                                                            --             --             --             --           --
Installment loans to individuals                                      287            160             96             60          104
                                                                ---------      ---------      ---------      ---------    ---------
                                                                      377            176             96             97          184
                                                                ---------      ---------      ---------      ---------    ---------
Recoveries on loans and leases charged-off:
Commercial and financial                                               --             --              1             81           --
Real estate                                                            --             --             --             --           --
Installment loans to individuals                                       88             18             21             44           65
                                                                ---------      ---------      ---------      ---------    ---------
                                                                       88             18             22            125           65
                                                                ---------      ---------      ---------      ---------    ---------
Net loan charge-offs/(recoveries)                                     289            158             74            (28)         119
                                                                ---------      ---------      ---------      ---------    ---------
Provisions charged to operations                                    1,836            204            420            342          360
                                                                ---------      ---------      ---------      ---------    ---------
Balance, at the end of period                                   $   3,699      $   2,152      $   2,106      $   1,760    $   1,390
                                                                =========      =========      =========      =========    =========
Ratio of net charge-offs/(recoveries) during the period
  to average loans and leases outstanding during the period          0.08%          0.05%          0.03%         -0.01%        0.06%
                                                                =========      =========      =========      =========    =========

Ratio of allowance for loan and lease losses
   to total loans and leases                                         1.00%          0.65%          0.71%          0.73%        0.64%
                                                                =========      =========      =========      =========    =========


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

                 Analysis of Allowance for Loan and Lease Losses
                             (Amounts in thousands)
                                  December 31,

Loans and
Leases by Type                  2008                        2007                      2006
--------------      --------------------------   ------------------------   ------------------------
                     Allocation     Percentage    Allocation   Percentage    Allocation   Percentage
                    of Allowance    of Loans     of Allowance   of Loans    of Allowance   of Loans
                    for Loan and     in each     for Loan and    in each    for Loan and    in each
                    Lease Losses    Category     Lease Losses   Category    Lease Losses   Category
                                    to Total                    to Total                   to Total
                                     Loans                       Loans                       Loans
                    --------------------------   ------------------------   ------------------------
Commercial              $  981        12.52%       $  317         10.23%        $  204       9.13%
Real Estate
   Construction            570        10.32%          231         10.58%           480      10.36%
   Residential           1,068        52.13%          863         57.61%           769      59.97%
   Commercial              678        18.26%          465         16.94%           401      18.05%
Installment                210         1.38%          180          1.98%           181       2.43%
Other                       18         0.03%           16          0.03%            17       0.06%
Commercial
  Leases                   174         5.36%           80          2.63%            --         --
Unallocated                 --           --            --            --             54         --
                        ----------------------------------------------------------------------------
Total                   $3,699          100%       $2,152           100%        $2,106        100%
                        ============================================================================

Loans and
Leases by Type                    2005                         2004
--------------         -------------------------   ---------------------------
                        Allocation    Percentage    Allocation     Percentage
                        of Allowance   of Loans     of Allowance    of Loans
                        for Loan and     Each       for Loan and      Each
                        Lease Losses   Category     Lease Losses    Category
                                       to Total                     to Total
                                         Loans                        Loans
                       -------------------------   ---------------------------
Commercial                $  357          8.73%        $  261         8.21%
Real Estate
   Construction              224         11.79%            82         5.31%
   Residential               411         60.26%           550        68.13%
   Commercial                518         17.40%           379        15.42%
Installment                   54          1.79%            58         2.89%
Other                         38          0.03%            39         0.04%
Commercial
  Leases                      --            --             --           --
Unallocated                  158            --             21           --
                    --------------------------------------------------------
Total                     $1,760           100%        $1,390          100%
                    =========================================================

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

Item 8. Financial Statements and Supplementary Data
-------

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


/s/ McGladrey & Pullen, LLP

New Haven, Connecticut
April 14, 2009

CONSOLIDATED BALANCE SHEETS
As of December 31,                                                                       2008                2007
                                                                                     -------------      -------------
ASSETS
      Cash and due from banks                                                        $   9,238,320      $  10,876,445
      Interest - bearing accounts due from banks                                               463         10,620,749
                                                                                     -------------      -------------
                                                       CASH AND CASH EQUIVALENTS         9,238,783         21,497,194
                                                                                     -------------      -------------
      Securities:
         Available for sale securities, at fair value                                  113,486,201        128,979,548
         Held to maturity securities (fair value $16,553-2008 and $33,712-2007)             16,550             34,185
                                                                                     -------------      -------------
                                                                TOTAL SECURITIES       113,502,751        129,013,733
                                                                                     -------------      -------------

      Federal Home Loan Bank stock, at cost                                              5,427,600          5,067,400
      Federal Reserve Bank stock, at cost                                                  225,850            225,850
      Other restricted stock, at cost                                                      100,000             95,000
      Loans held for sale                                                                1,013,216                 --

      Loan and lease receivables, net of allowance for loan and lease losses of $3,698,820 -2008, $2,151,622 -2007
                                                            NET LOANS AND LEASES       366,392,079        327,475,371
      Premises and equipment, net                                                        7,370,252          7,758,761
      Deferred income taxes                                                              5,082,957          1,327,535
      Accrued interest receivable                                                        2,262,918          2,609,606
      Cash surrender value of insurance                                                 10,416,651         10,020,540
      Due from broker for security sales                                                 9,590,823                 --
      Other assets                                                                       1,633,727          2,562,639
                                                                                     -------------      -------------
                                                                    TOTAL ASSETS     $ 532,257,607      $ 507,653,629
                                                                                     =============      =============
LIABILITIES
      Deposits:
         Noninterest bearing                                                         $  69,548,261      $  70,564,267
         Interest bearing                                                              273,778,363        265,053,397
                                                                                     -------------      -------------
                                                                  TOTAL DEPOSITS       343,326,624        335,617,664
                                                                                     -------------      -------------

      Federal Home Loan Bank advances                                                   81,608,000         91,500,000
      Repurchase agreements with financial institutions                                 26,450,000         21,550,000
      Repurchase agreements with customers                                              18,222,571         14,142,773
      Junior subordinated debt issued by unconsolidated trust                           10,104,000         10,104,000
      Collateralized borrowings                                                          1,375,550          1,699,336
      Capital lease obligation                                                           1,065,563          1,083,567
      Due to broker for security purchases                                              12,994,945                 --
      Accrued expenses and other liabilities                                             4,643,090          3,593,677
                                                                                     -------------      -------------

                                                               TOTAL LIABILITIES       499,790,343        479,291,017
                                                                                     -------------      -------------
      Minority interest                                                                     53,875             50,000

SHAREHOLDERS' EQUITY
      Preferred stock $.00001 par value; 1,000,000 shares authorized
         2008 -10,000 shares issued and outstanding
         2007 - no shares issued and outstanding                                                --                 --
      Common stock $.01 par value; 5,000,000 shares authorized
         2008 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares
         2007 - Issued - 2,501,229 shares, outstanding - 2,368,200 shares                   25,038             25,012
      Additional paid-in capital                                                        37,892,831         27,858,841
      (Accumulated deficit) retained earnings                                           (3,325,920)         2,623,110
      Less: Treasury stock at cost- 149,747 in 2008, 133,029 in 2007                    (1,154,062)          (926,964)
      Accumulated other comprehensive loss, net of taxes                                (1,024,498)        (1,267,387)
                                                                                     -------------      -------------
                                                      TOTAL SHAREHOLDERS' EQUITY        32,413,389         28,312,612
                                                                                     -------------      -------------

                                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 532,257,607      $ 507,653,629
                                                                                     =============      =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,                                                                 2008              2007
                                                                                     ------------      ------------
INTEREST AND DIVIDEND INCOME
        Interest and fees on loans and leases                                        $ 21,579,957      $ 21,053,610
                                                                                     ------------      ------------
        Interest and dividends on securities:
             Mortgage-backed securities                                                 3,320,225         2,564,052
             US Treasury and other securities                                           1,580,125         2,129,407
             State and municipal securities                                             1,118,924         1,355,523
             Trust Preferred and other securities                                         369,164           594,126
                                                                                     ------------      ------------
              Total interest on securities                                              6,388,438         6,643,108
                                                                                     ------------      ------------
        Other interest income                                                             220,487           401,543
                                                                                     ------------      ------------
                                              TOTAL INTEREST AND DIVIDEND INCOME       28,188,882        28,098,261
                                                                                     ------------      ------------
INTEREST EXPENSE
        Interest on deposits:
             Savings                                                                      609,306           752,024
             Money market                                                               1,563,305         2,241,181
             Time certificates of deposit in denominations
              of $100,000 or more                                                       1,918,298         2,618,965
             Other time certificates of deposit                                         2,988,853         3,661,721
                                                                                     ------------      ------------
                                                      TOTAL INTEREST ON DEPOSITS        7,079,762         9,273,891
        Interest on Federal Home Loan Bank advances                                     3,970,574         3,270,982
        Interest on repurchase agreements                                               1,430,176         1,395,488
        Interest on subordinated debt                                                     606,396           791,523
        Interest on collateralized borrowings                                             105,393            95,395
        Interest on capital lease obligation                                               56,996            57,923
                                                                                     ------------      ------------
                                                          TOTAL INTEREST EXPENSE       13,249,297        14,885,202
                                                                                     ------------      ------------
                                                             NET INTEREST INCOME       14,939,585        13,213,059
PROVISION FOR LOAN AND LEASE LOSSES                                                     1,836,299           204,000
                                                                                     ------------      ------------
                   NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES       13,103,286        13,009,059
                                                                                     ------------      ------------
NONINTEREST INCOME
        Banking service charges and fees                                                1,543,519         1,362,758
        Trust                                                                           1,300,162         1,372,999
        (Losses) gains on available for sale securities                                (8,884,860)           19,632
        Increase in cash surrender value of insurance                                     396,110           384,079
        Other                                                                             282,964           292,008
                                                                                     ------------      ------------
                                                 TOTAL NONINTEREST (LOSS) INCOME       (5,362,105)        3,431,476
                                                                                     ------------      ------------
NONINTEREST EXPENSE
        Salaries                                                                        6,670,676         6,351,946
        Employee benefits                                                               1,731,064         1,578,214
        Net occupancy                                                                   1,233,420         1,157,703
        Equipment                                                                         613,878           626,946
        Legal fees                                                                        307,004           246,815
        Directors fees                                                                    198,400           208,403
        Computer services                                                               1,028,206           860,600
        Supplies                                                                          193,217           202,381
        Commissions, services and fees                                                    396,050           505,412
        Postage                                                                           149,864           143,070
        Advertising                                                                       589,733           469,385
        Other                                                                           2,228,637         1,916,616
                                                                                     ------------      ------------
                                                       TOTAL NONINTEREST EXPENSE       15,340,149        14,267,491
                                                                                     ------------      ------------
                                               (LOSS) INCOME BEFORE INCOME TAXES       (7,598,968)        2,173,044
(BENEFIT) PROVISION FOR INCOME TAXES                                                   (3,112,459)          225,702
                                                                                     ------------      ------------
                                      NET (LOSS) INCOME BEFORE MINORITY INTEREST       (4,486,509)        1,947,342
                                         MINORITY INTEREST                                 (3,875)               --
                                                                                     ------------      ------------
                                                               NET (LOSS) INCOME       (4,490,384)        1,947,342
                                                                                     ------------      ------------
                                                   DIVIDENDS ON PREFERRED SHARES           26,389                --
                                                                                     ------------      ------------
                              NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS       (4,516,773)        1,947,342
                                                                                     ============      ============
INCOME (LOSS) PER COMMON SHARE
                                        BASIC NET (LOSS) INCOME PER COMMON SHARE     $      (1.92)     $       0.82
                                                                                     ============      ============
                                      DILUTED NET (LOSS) INCOME PER COMMON SHARE     $      (1.92)     $       0.82
                                                                                     ============      ============
DIVIDENDS PER COMMON SHARE                                                           $       0.60      $       0.60
                                                                                     ============      ============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 Retained
                                                                                Additional        Earnings
                                                Preferrred      Common           Paid-In       (Accumulated
                                                   Stock        Stock            Capital          Deficit)
                                                ----------   ------------     ------------     ------------
Balance, December 31, 2006                             --           23,724       25,840,623        3,953,216
Comprehensive income:
Net income                                             --               --               --        1,947,342
Other comprehensive income,
    net of taxes
    Net unrealized holding gain on
    available for sale securities                      --               --               --               --
    Net actuarial gain for pension
    benefits                                           --               --               --               --

Other comprehensive income

Total comprehensive income

Cash dividends declared: $0.60 per share               --               --               --       (1,371,563)
5% stock dividend declared
    November 29,2007-118,873 shares
    including 6,334 treasury shares                    --            1,189        1,900,779       (1,901,968)
Fractional shares paid in cash                         --               --               --           (3,917)
Purchase of treasury shares- 8,263 shares              --               --               --               --
Stock options exercised - 9,922 shares                 --               99           87,388               --
Tax benefit on stock options
    exercised                                          --               --           30,051               --
                                                 --------     ------------     ------------     ------------
Balance, December 31, 2007                             --           25,012       27,858,841        2,623,110

Comprehensive loss:
Net loss                                               --               --               --       (4,490,384)
Other comprehensive income, net of taxes:
    Net unrealized holding gain on available
          for sale securities                          --               --               --               --
    Net actuarial loss for pension benefits            --               --               --               --

Other comprehensive income

Total comprehensive loss

Cash dividends declared: $0.60 per share               --               --               --       (1,416,888)
Preferred stock dividends                                               --               --          (26,389)
Purchase of treasury shares - 16,718 shares            --               --               --               --
Stock options exercised - 1,893 shares                 --               19           20,463               --
Tax benefit on stock options exercised                 --               --            2,025               --
Restricted stock grants and expense                    --                7            8,405               --
Issuance of preferred stock and warrants               --               --       10,000,000               --
Accretion of preferred stock                           --               --            3,097           (3,097)
Adoption of EITF 06-4                                  --               --               --          (12,272)
                                                 --------     ------------     ------------     ------------
Balance, December 31, 2008                       $     --     $     25,038     $ 37,892,831     $ (3,325,920)
                                                 ========     ============     ============     ============

                                                                       Accumulated
                                                                           Other             Total
                                                       Treasury        Comprehensive     Shareholders'
                                                         Stock             Loss             Equity
                                                     ------------      -------------     ------------
Balance, December 31, 2006                               (794,756)       (2,816,613)       26,206,194
Comprehensive income:
Net income                                                     --                           1,947,342
Other comprehensive income,
    net of taxes
    Net unrealized holding gain on
    available for sale securities                              --         1,286,413         1,286,413
    Net actuarial gain for pension
    benefits                                                   --           262,813           262,813
                                                                                         ------------
Other comprehensive income                                                                  1,549,226
                                                                                         ------------
Total comprehensive income                                                                  3,496,568
                                                                                         ------------
Cash dividends declared: $0.60 per share                       --                --        (1,371,563)
5% stock dividend declared
    November 29,2007-118,873 shares
    including 6,334 treasury shares                            --                --                --
Fractional shares paid in cash                                 --                --            (3,917)
Purchase of treasury shares- 8,263 shares                (132,208)               --          (132,208)
Stock options exercised - 9,922 shares                         --                --            87,487
Tax benefit on stock options
    exercised                                                  --                --            30,051
                                                     ------------      ------------      ------------
Balance, December 31, 2007                               (926,964)       (1,267,387)       28,312,612
                                                                                         ------------
Comprehensive loss:
Net loss                                                       --                          (4,490,384)
Other comprehensive income, net of taxes:
    Net unrealized holding gain on available
          for sale securities                                  --           927,584           927,584
    Net actuarial loss for pension benefits                    --          (684,695)         (684,695)
                                                                                         ------------
Other comprehensive income                                                                    242,889
                                                                                         ------------
Total comprehensive loss                                                                   (4,247,495)
                                                                                         ------------
Cash dividends declared: $0.60 per share                       --                --        (1,416,888)
Preferred stock dividends                                      --                --           (26,389)
Purchase of treasury shares - 16,718 shares              (227,098)               --          (227,098)
Stock options exercised - 1,893 shares                         --                --            20,482
Tax benefit on stock options exercised                         --                --             2,025
Restricted stock grants and expense                            --                --             8,412
Issuance of preferred stock and warrants                       --                --        10,000,000
Accretion of preferred stock                                   --                --                --
Adoption of EITF 06-4                                          --                --           (12,272)
                                                     ------------      ------------      ------------
Balance, December 31, 2008                           $ (1,154,062)     $ (1,024,498)     $ 32,413,389
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
                                                                                 =============      =============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the First Litchfield Financial Corporation (the "Company") and The First National Bank of Litchfield (the "Bank"), a nationally-chartered commercial bank, and the Bank's wholly owned subsidiaries, Litchfield Mortgage Service Corporation, Lincoln Corporation, and First Litchfield Leasing Corporation, an entity in which the Bank has an eighty percent ownership. Deposits in the Bank are insured up to specified limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank provides a full range of banking services to individuals and businesses located primarily in Northwestern Connecticut. These products and services include demand, savings, NOW, money market and time deposits, residential and commercial mortgages, consumer installment and other loans and leases as well as trust services. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic regulatory examinations.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as impaired. For such loans and leases that are classified as impaired, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan or lease is collateral dependent) of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-impaired loans and leases and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

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

FORECLOSED REAL ESTATE: Foreclosed real estate, if any, is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value less estimated costs of disposal. At the time these properties are obtained, they are recorded at fair value with any difference between the carrying value and fair value reflected as a direct charge against the allowance for loan and lease losses, which establishes a new cost basis. Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate. Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value. Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of operations.

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

EARNINGS PER SHARE: Basic earnings per share represents income available to common shareholders and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

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

RECENT ACCOUNTING PRONOUNCEMENTS:In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"), and in March 2007, the FASB ratified EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 resulted in a decrease to retained earnings of $12,272.

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

NOTE C - SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2008 and 2007 are as follows:

AVAILABLE FOR SALE                                                            December 31, 2008
                                              ----------------------------------------------------------------------------
                                                                      Gross                Gross
                                                Amortized           Unrealized          Unrealized              Fair
                                                   Cost               Gains                Losses               Value
                                              --------------      --------------       --------------       --------------
Debt Securities:
       U.S. Treasury securities               $    3,110,574      $      107,876       $           --       $    3,218,450
       U.S. Government Agency securities          26,500,000              65,763               (3,386)          26,562,377
       State and Municipal Obligations            19,931,000              77,501             (376,069)          19,632,432
       Trust Preferred Securities                    493,615                  --                   --              493,615
                                              --------------      --------------       --------------       --------------
                                                  50,035,189             251,140             (379,455)          49,906,874
                                              --------------      --------------       --------------       --------------
Mortgage-Backed Securities:
       GNMA                                        9,495,917                  12               (8,094)           9,487,835
       FNMA                                       35,675,421             467,875             (263,567)          35,879,729
       FHLMC                                      14,994,269             210,723               (9,228)          15,195,764
                                              --------------      --------------       --------------       --------------
                                                  60,165,607             678,610             (280,889)          60,563,328
                                              --------------      --------------       --------------       --------------

Marketable Equity Securities                       3,045,878                  --              (29,879)           3,015,999
                                              --------------      --------------       --------------       --------------

Total available for sale securities           $  113,246,674      $      929,750       $     (690,223)      $  113,486,201
                                              ==============      ==============       ==============       ==============

                                                                         December 31, 2007
                                              ----------------------------------------------------------------------------
                                                                      Gross                Gross
                                                Amortized           Unrealized          Unrealized              Fair
                                                   Cost               Gains                Losses               Value
                                              --------------      --------------       --------------       --------------
Debt Securities:
       U.S. Treasury securities               $    4,007,040      $       62,179       $           --       $    4,069,219
       U.S. Government Agency securities          30,992,780               8,895             (106,435)          30,895,240
       State and Municipal Obligations            31,190,175             364,035              (49,871)          31,504,339
       Trust Preferred Securities                  4,898,731                  --             (445,731)           4,453,000
                                              --------------      --------------       --------------       --------------
                                                  71,088,726             435,109             (602,037)          70,921,798
                                              --------------      --------------       --------------       --------------
Mortgage-Backed Securities:
       GNMA                                          674,447                  --              (16,521)             657,926
       FNMA                                       40,041,144             221,704             (996,597)          39,266,251
       FHLMC                                      12,311,134              61,541             (295,091)          12,077,584
                                              --------------      --------------       --------------       --------------
                                                  53,026,725             283,245           (1,308,209)          52,001,761
                                              --------------      --------------       --------------       --------------

Marketable Equity Securities                       6,030,000              54,000              (28,011)           6,055,989
                                              --------------      --------------       --------------       --------------

Total available for sale securities           $  130,145,451      $      772,354       $   (1,938,257)      $  128,979,548
                                              ==============      ==============       ==============       ==============

HELD TO MATURITY                                                           December 31, 2008
                                              ----------------------------------------------------------------------------
                                                                      Gross                Gross
                                                Amortized           Unrealized          Unrealized              Fair
                                                   Cost               Gains                Losses               Value
                                              --------------      --------------       --------------       --------------
Mortgage-Backed Securities:
       GNMA                                   $       16,550      $            3       $           --       $       16,553
                                              ==============      ==============       ==============       ==============

                                                                           December 31, 2007
                                              ----------------------------------------------------------------------------
                                                                      Gross                Gross
                                                Amortized           Unrealized          Unrealized              Fair
                                                   Cost               Gains                Losses               Value
                                              --------------      --------------       --------------       --------------
Mortgage-Backed Securities:
       GNMA                                   $       34,185      $           --       $         (473)      $       33,712
                                              ==============      ==============       ==============       ==============

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
                                              ===========    ===========    ===========    ===========    ===========    ===========

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007:

                                                  Less than 12 Months           12 Months or More                    Total
                                              --------------------------    --------------------------    --------------------------
                                                 Fair        Unrealized        Fair        Unrealized        Fair         Unrealized
                                                 Value         Losses          Value         Losses          Value          Losses
                                              -----------    -----------    -----------    -----------    -----------    -----------
Investment Securities
   U.S. Government Agency securities          $        --    $        --    $21,893,564    $   106,435    $21,893,564    $   106,435
   State & Municipal obligations                8,077,673         49,871             --             --      8,077,673         49,871
   Corporate & Other bonds                      4,453,000        445,731             --             --      4,453,000        445,731
                                              -----------    -----------    -----------    -----------    -----------    -----------
                                               12,530,673        495,602     21,893,564        106,435     34,424,237        602,037
                                              -----------    -----------    -----------    -----------    -----------    -----------
Mortgage-Backed Securities
   GNMA                                           348,421          6,769        327,981          9,752        676,402         16,521
   FNMA                                           110,712            817     27,637,383        995,780     27,748,095        996,597
   FHLMC                                               --             --      9,546,400        295,091      9,546,400        295,091
                                              -----------    -----------    -----------    -----------    -----------    -----------
                                                  459,133          7,586     37,511,764      1,300,623     37,970,897      1,308,209
                                              -----------    -----------    -----------    -----------    -----------    -----------

Marketable Equity Securities                           --             --      1,971,989         28,011      1,971,989         28,011
                                              -----------    -----------    -----------    -----------    -----------    -----------
Total                                         $12,989,806    $   503,188    $61,377,317    $ 1,435,069    $74,367,123    $ 1,938,257
                                              ===========    ===========    ===========    ===========    ===========    ===========

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

Equity securities--The unrealized losses on the Company's investment in four marketable equity securities totaled $29,879 which was similar to the unrealized loss of $28,011 as of December 31, 2007. The unrealized loss as of December 31, 2008 is after the other-than-temporary impairment charges of $5.0 million for the year ended December 31, 2008. This portfolio consists of two marketable investment funds with a total fair value of $2,970,171, a money market fund with a fair value of $45,828, and perpetual preferred stock of government sponsored enterprises which have been written down to a fair value of $2 at December 31, 2008. Given the small unrealized loss remaining in this segment of the portfolio, and the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

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

                                                                       December 31,2008
                                               ------------------------------------------------------------------------
                                                 Available-for-Sale Securities            Held-to-Maturity Securities
                                               --------------------------------        --------------------------------
                                                 Amortized            Fair              Amortized             Fair
                                                   Cost               Value                Cost               Value
                                               ------------        ------------        ------------        ------------
Due in one year or less                        $         --        $         --        $         --        $         --
Due after one year through five years            25,110,576          25,272,025                  --                  --
Due after five years through ten years            6,403,590           6,443,810                  --                  --
Due after ten years                              18,521,023          18,191,039                  --                  --
                                               ------------        ------------        ------------        ------------
                                                 50,035,189          49,906,874                  --                  --
Mortgage-backed securities                       60,165,607          60,563,328              16,550              16,553
                                               ------------        ------------        ------------        ------------
   TOTAL DEBT SECURITIES                       $110,200,796        $110,470,202        $     16,550        $     16,553
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

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2008 and 2007 are as follows:

                                                              2008             2007
                                                          -----------      -----------
      Land                                                $ 1,245,465      $ 1,245,465
      Buildings and improvements                            7,740,270        7,584,199
      Furniture and fixtures                                3,617,064        3,597,603
      Leasehold improvements                                  220,761          212,106
                                                          -----------      -----------
                                                           12,823,560       12,639,373
      Less accumulated depreciation and amortization        5,453,308        4,880,612
                                                          -----------      -----------
                                                          $ 7,370,252      $ 7,758,761
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

                                                Capital Lease    Operating Leases
                                                -------------    ----------------
      2009                                       $    75,000       $   151,053
      2010                                            75,000           108,742
      2011                                            75,917           112,018
      2012                                            86,000           115,365
      2013                                            86,000           118,819
      2014 and thereafter                          1,320,833           301,630
                                                 -----------       -----------
                                                   1,718,750       $   907,627
                                                                   ===========
      Less amount representing interest             (653,187)
                                                 -----------

      Present value of future minimum lease
         payments-capital lease obligation       $ 1,065,563
                                                 ===========

NOTE H - DEPOSITS

A summary of deposits at December 31, 2008 and 2007 is as follows:

                                                       2008             2007
                                                       ----             ----
      Noninterest bearing:
         Demand                                    $ 69,548,261      $ 70,564,267
                                                   ------------      ------------
      Interest bearing:
         Savings                                     58,582,376        56,344,878
         Money market                                93,085,126        78,738,706
         Time certificates of deposit in
            denominations of $100,000 or more        41,003,855        52,345,036
      Other time certificates of deposit             81,107,006        77,624,777
                                                   ------------      ------------
      Total interest bearing                        273,778,363       265,053,397
                                                   ------------      ------------
                                                   $343,326,624      $335,617,664
                                                   ============      ============

Included in deposits as of December 31, 2008 are approximately $15,902,000 of brokered deposits which have varying maturities through December 2009.

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2008:

                      2009         95,891,432
                      2010         24,494,209
                      2011            528,997
                      2012            556,922
                      2013            639,301
                                 ------------
                      Total       122,110,861
                                 ============

Deposit  accounts  of  officers,   directors  and  their  associates  aggregated
$4,965,692 and $9,015,747 at December 31, 2008 and 2007, respectively.

NOTE I - BORROWINGS AND FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank Borrowings and Stock
-------------------------------------------

The Bank, which is a member of the Federal Home Loan Bank of Boston (the "FHLBB"), is required to maintain as collateral, an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans. Purchases of Federal Home Loan Bank stock totaled $360,200 during 2008 and $634,500 during 2007. There were no redemptions during 2008. Redemptions during 2007 amounted to $10,500. The 2008 and 2007 increases in FHLBB stock are due to capital structure changes implemented during the second quarter of 2004 by the Federal Home Loan Bank of Boston (FHLBB). These changes require each institution's stock investment in the FHLBB to be reflective of that institution's use of FHLBB products. The Company views its investment in the FHLBB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLBB and 3) the liquidity position of the FHLBB. The FHLBB announced in February 2009 that it will suspend its dividend for the first quarter of 2009, will likely not pay any dividends for the remainder of 2009, and will continue its moratorium on excess stock repurchases announced in December 2008. The FHLBB noted their primary concern related to the impact of other-than-temporary impairment charges recorded on private label mortgage-backed securities (MBS) as of December 31, 2008. In addition, in March 2009, the FHLBB announced that it was filing its Form 10-K with the SEC late because of the need to further evaluate potential additional losses on its MBS.

While the FHLBB announced that it remained adequately capitalized as of December 31, 2008 in its February announcement, the Company is unable to determine if the potential additional charges to earnings will change this regulatory capital classification. The Company does not believe that its investment in the FHLBB is impaired as of this date. However, this estimate could change in the near term as a result of any of the following events: 1) additional significant impairment losses are incurred on the MBS causing a significant decline in the FHLBB's regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLBB become ineffective.

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

Repurchase Agreements with Customers
------------------------------------

At December 31, 2008 and 2007, the balance of securities sold under repurchase agreements with customers was $18,222,571 and $14,142,773, respectively. Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transactions.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2008:

                                               First Litchfield              First Litchfield
                                               Statutory Trust I             Statutory Trust II
                                             --------------------          --------------------
    Junior Subordinated Notes:
       Principal balance                     $          7,011,000          $          3,093,000

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

The contractual maturities of the Company's borrowings at December 31, 2008, by year, are as follows:

                                   Fixed            Floating
                                    Rate              Rate              Total
                                ------------      ------------      ------------
      2009                      $ 15,034,000      $         --      $ 15,034,000
      2010                        15,090,000                --        15,090,000
      2011                            97,000                --            97,000
      2012                         5,104,000                --         5,104,000
      2013                        22,612,000                --        22,612,000
      Thereafter                  49,889,000        10,104,000        59,993,000
                                ------------      ------------      ------------
      TOTAL LONG-TERM DEBT      $107,826,000      $ 10,104,000      $117,930,000
                                ============      ============      ============

NOTE J - INCOME TAXES

The components of the income tax (benefit) provision are as follows:

                                                  2008              2007
                                              -----------       -----------

            Current Provision:                $   755,815       $   178,289
               Federal

            Deferred (Benefit) Provision       (3,868,274)           47,413
                                              -----------       -----------
               Federal                        $(3,112,459)      $   225,702
                                              ===========       ===========

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the (benefit) provision for income taxes as reported in the statements of operations is as follows:

                                                                                  2008                      2007
                                                                          -------------------       --------------------
      (Benefit) provision for income taxes at statutory Federal rate      $(2,583,649)   (34)       $   738,835      34%
      Increase (decrease) resulting from:
         Tax exempt interest income                                          (451,306)    (6)%         (464,076)    (21)%
         Nondeductable interest expense                                        47,273      1%            62,718       3%
         Tax exempt income from insurance policies                           (134,677)    (2)%         (130,587)     (6)%
         Other                                                                  9,900     --             18,812      --
                                                                          -------------------       --------------------
      (Benefit) Provision for income taxes                                $(3,112,459)   (41)       $   225,702      10%
                                                                          ===================       ====================

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

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2008 and 2007 using a measurement date of December 31:

                                                           2008              2007
                                                       -----------       -----------
      Change in benefit obligation
      Benefit obligation, beginning                    $ 3,270,153       $ 3,408,732
      Service Cost                                              --                --
      Interest Cost                                        187,272           184,166

      Actuarial loss                                       (19,938)          (31,536)
      Benefits paid                                       (441,864)         (291,209)
                                                       -----------       -----------
      Benefit obligation, ending                         2,995,623         3,270,153
                                                       -----------       -----------

      Change in plan assets:
      Fair value of plan assets, beginning               3,242,172         2,939,118
      Actual return on plan assets                        (905,594)          494,263
      Employer contribution                                100,000           100,000
      Benefits paid                                       (441,864)         (291,209)
                                                       -----------       -----------
      Fair value of plan assets, ending                  1,994,714         3,242,172
                                                       -----------       -----------
      Funded status at end of year included
        in accrued expenses and other liabilities      $(1,000,909)      $   (27,981)
                                                       ===========       ===========

The accumulated benefit obligation was $2,995,623 and $3,270,153 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, $1,791,798 and
$754,381, respectively of net actuarial losses are included in accumulated other comprehensive loss. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 is $95,741.

                                                                    2008               2007
                                                                 -----------       -----------
      Components of net periodic benefit cost and other
         amounts recognized in other comprehensive income:

         Service cost                                            $        --       $        --
         Interest cost                                               187,272           184,166
         Expected to return on plan assets                          (206,533)         (200,249)
         Amortization of unrealized loss                              54,772            72,651
                                                                 -----------       -----------
         Net periodic benefit cost                                    35,511            56,568
                                                                 -----------       -----------

      Other changes in plan assets and benefit obligations recognized in other comprehensive income:

            Net loss (gain)                                        1,037,417          (398,201)
                                                                 -----------       -----------
      Total recognized in net periodic
         benefit cost and other comprehensive loss (income)      $ 1,072,928       $  (341,633)
                                                                 ===========       ===========

Weighted-average assumptions used to determine benefit obligations at December 31:

                                                        2008        2007
                                                      --------    --------
  Discount rate                                          6.00%       6.00%
  Rate of compensation increase                            N/A         N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                     2008       2007
                                                   --------   --------
       Discount rate                                6.00%       6.00%
       Expected return on plan assets               7.50%       7.50%
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

The Bank's pension plan weighted average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

                                                  Percentage of
                                                Plan Assets as of
                                                   December 31,
Asset Category                                 2008            2007
--------------                                 ----            ----
Cash and receivables                              10%             7%
Corporate debt and equity securities              63%            66%
Pooled funds/ Mutual funds                         8%            13%
Government securities                             19%            14%
                                            -------------------------
Total                                            100%           100%
                                            =========================

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

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors. Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank. Twenty percent of each award vests immediately and the remainder vests ratably over the next four years, however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined. In addition, interest is earned annually on the vested portion of the awards. Upon retirement, the participants' total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors. For the years ended December 31, 2008 and 2007, $53,001 and $72,702, respectively, were charged to operations under this plan. The related liability, of $465,237 and $419,187 at December 31, 2008 and 2007, respectively, is included in accrued expenses and other liabilities. At December 31, 2007, unvested benefits earned under this plan were approximately $19,000.

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

On December 12, 2008 the Company issued Fixed-Rate Cumulative Perpetual Preferred Stock to the U. S. Department of the Treasury for $10 million in a private placement exempt from registration. The EESA authorized the U. S. Treasury to appropriate funds to eligible financial institutions participating in the TARP Capital Purchase Program. The capital investment included the issuance of preferred shares of the Company and a warrant to purchase common shares pursuant to a Letter Agreement and a Securities Purchase Agreement (collectively the "Agreement"). The dividend rate of 5% increases to 9% after the first five years. Dividend payments are made on the 15th day of February, May, August and November of each year. The warrant allows the holder [to purchase up to 199,203 shares of the Company's common stock over a 10-year period at an exercise price per share of $7.53. The preferred shares and the warrant qualify as Tier 1 regulatory capital. The Agreement subjects the Company to certain restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

The following is information about the computation of net (loss) income per share for the years ended December 31, 2008 and 2007. Shares outstanding include all shares contributed to the ESOP as all such shares have been allocated to the participants.

                                                                                  For the Year Ended December 31, 2008
                                                                           -------------------------------------------------
                                                                               Net          Weighted Average     Per Share
                                                                              Loss               Shares            Amount
                                                                           ------------     ----------------    ------------
  Basic Net Loss Per Share
     Loss available to common stockholders                                 $ (4,516,773)         2,362,897      $      (1.92)
                                                                                                                ============
  Effect of Dilutive Securitites
     Options/unvested restricted shares outstanding                                  --                 --                --
                                                                           ------------       ------------
  Diluted Net Loss Per Share
     Loss available to common stockholders plus assumed conversions        $ (4,516,773)         2,362,897      $      (1.92)
                                                                           ============       ============      ============

                                                                                   For the Year Ended December 31, 2007
                                                                           -------------------------------------------------
                                                                               Net          Weighted Average     Per Share
                                                                             Income              Shares            Amount
                                                                           ------------     ---------------     ------------
  Basic Net Income Per Share
     Income available to common stockholders                               $  1,947,342          2,369,210      $       0.82
                                                                                                                ============
  Effect of Dilutive Securities
     Options outstanding                                                             --              3,513
                                                                           ------------       ------------
  Diluted Net Income Per Share
     Income available to common stockholders plus assumed conversions      $  1,947,342          2,372,723      $       0.82
                                                                           ============       ============      ============

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

A summary of unvested shares as of and for the year ended December 31, 2008 is as follows:

                                                                         Weighted Average
                                                                            Grant Date
                                                           Shares           Fair Value
                                                      --------------     ----------------
              Unvested shares, beginning of year                  --      $           --
              Shares granted during the year                   3,500               13.11
              Shares vested during the year                       --                  --
                                                      --------------      --------------
              Unvested shares, end of year                     3,500      $        13.11
                                                      ==============      ==============

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

                                                                          2008                           2007
                                                               ---------------------------    -----------------------------
                                                                               Weighted                         Weighted
                                                                               Average                           Average
                                                               Number of    Exercise Price     Number of     Exercise Price
                                                                 Shares       Per Share         Shares         Per Share
                                                               ---------------------------    -----------------------------
         Options outstanding at the beginning of the year         7,327        $11.64             17,744         $ 9.74
               Granted                                               --            --                 --             --
               Exercised                                          1,893         10.82             10,417           8.40
               Cancelled                                             --            --                 --             --
                                                                  -----                           ------
         Options outstanding and exercisable at end of year       5,434        $11.93              7,327         $11.64
                                                                  =====                           ======

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

                                                                       2008                2007
                                                                 Contract Amount     Contract Amount
                                                                 ---------------     ---------------
         Loan and lease commitments:
            Approved loan and lease commitments                   $   18,336,000      $   16,791,000
            Unadvanced portion of:
               Construction loans                                     13,979,000          15,061,000
               Commercial lines of credit                             76,817,000          49,189,000
               Home equity lines of credit                            34,932,000          31,922,000
               Overdraft protection and other consumer lines             961,000             994,000
               Credit cards                                            3,618,000           3,362,000
               Standby letters of credit                               2,173,000           2,773,000
                                                                  --------------      --------------
                                                                  $  150,816,000      $  120,092,000
                                                                  ==============      ==============

Loan and lease commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral for loans held is primarily residential property. Collateral for leases is primarily equipment. Interest rates on the above are primarily variable. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. No liability related to guarantees was required to be recorded at December 31, 2008 and 2007.

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

The Company's and Bank's actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below-

                                                                             Minimum Required         To Be Well Capitalized
                                                                                For Capital          Under Prompt Corrective
                                                      Actual                 Adequacy Purposes            Action Purposes
                                            ------------------------     -----------------------     ------------------------
As of December 31, 2008:                        Amount        Ratio          Amount        Ratio         Amount        Ratio
                                            ------------------------     -----------------------     ------------------------
The Company
-----------
Total Capital to Risk Weighted Assets       $   43,361,000   11.74%      $    29,548,000    8%            N/A           N/A
Tier I Capital to Risk Weighted Assets          39,662,000   10.74%           14,772,000    4%            N/A           N/A
Tier I Capital to Average Assets                39,662,000    7.85%           20,210,000    4%            N/A           N/A

The Bank
--------
Total Capital to Risk Weighted Assets       $   34,778,000    9.43%      $    29,504,000    8%       $    36,880,000    10%
Tier I Capital to Risk Weighted Assets          31,079,000    8.43%           14,747,000    4%            22,120,000     6%
Tier I Capital to Average Assets                31,079,000    6.10%           20,380,000    4%            25,475,000     5%

                                                                                Minimum Required          To Be Well Capitalized
                                                                                   For Capital            Under Prompt Corrective
                                                         Actual                 Adequacy Purposes             Action Purposes
                                              --------------------------   --------------------------   --------------------------
As of December 31, 2007:                          Amount         Ratio         Amount          Ratio         Amount         Ratio
                                              --------------------------   --------------------------   --------------------------
The Company
Total Capital to Risk Weighted Assets         $   41,561,000      12.61%   $   25,367,000          8%   $          N/A         N/A
Tier I Capital to Risk Weighted Assets            39,409,000      11.96%       13,180,000          4%              N/A         N/A
Tier I Capital to Average Assets                  39,409,000       8.04%       19,606,000          4%              N/A         N/A

The Bank
Total Capital to Risk Weighted Assets         $   38,312,000      11.65%   $   26,309,000          8%   $   32,886,000         10%
Tier I Capital to Risk Weighted Assets            36,160,000      11.00%       13,149,000          4%       19,724,000          6%
Tier I Capital to Average Assets                  36,160,000       7.36%       19,652,000          4%       24,565,000          5%

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

Loans Held for Sale: The fair value of loans and leases held for sale is based on quoted market prices.

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

          Fair Value Measurements at December 31, 2008, Using

                                                             Quoted Prices in                           Significant
                                           December         Active Markets for    Significant Other     Unobservable
                                           31, 2008          Identical Assets     Observable Inputs        Inputs
                                            Total               (Level 1)             (Level 2)           (Level 3)
                                        ---------------      ---------------      ---------------      ---------------
Assets:
     Available for sale securities      $   113,486,201      $     5,188,571      $   108,297,630      $            --
                                        ===============      ===============      ===============      ===============

U.S. Treasury securities and one equity security, with a carrying value of $5,188,571 at December 31, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

The fair values of other U. S. Government and agency mortgaged backed securities and debt securities, State and Municipal obligations, other corporate bonds, and certain equity securities are measured on a recurring basis, using Level 2 inputs of observable market data on similar securities. The carrying value of these securities totaled $108,297,630 as of December 31, 2008.

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

                                                                       December 31, 2008
                                       -------------------------------------------------------------------------------
                                                            Quoted Prices in         Significant          Significant
                                            Balance        Active Markets for        Observable          Unobservable
                                             as of          Identical Assets           Inputs               Inputs
                                       December 31, 2008        (Level 1)             (Level 2)            (Level 3)
                                       -----------------    ---------------      ---------------      ---------------
Financial assets held at fair value
  Impaired Loans (1)                    $     3,271,452      $            --      $       694,650      $     2,576,802
                                        ===============      ===============      ===============      ===============

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

The recorded book balances and estimated fair values of the Company's financial instruments at December 31, 2008 and 2007 are as follows:

                                                     2008                                2007
                                          ------------------------------      ------------------------------
                                              Book            Estimated           Book            Estimated
                                             Value           Fair Value          Value           Fair Value
                                          ------------------------------      ------------------------------
Financial Assets:
Cash and due from banks                   $  9,238,783         9,238,783      $ 21,497,194        21,497,194
Available for sale securities              113,486,201       113,486,201       128,979,548       128,979,548
Held to maturity securities                     16,550            16,553            34,185            33,712
Federal Home Loan Bank Stock                 5,427,600         5,427,600         5,067,400         5,067,400
Federal Reserve Bank Stock                     225,850           225,850           225,850           225,850
Other restricted stock                         100,000           100,000            95,000            95,000
Loans held for sale                          1,013,216         1,013,216                --                --
Loans and leases, net                      366,392,079       365,191,872       327,475,371       335,526,483
Accrued interest receivable                  2,262,918         2,262,918         2,609,606         2,609,606

Financial Liabilities:
Savings deposits                            58,582,376        58,582,376        56,344,878        56,344,878
Money market and demand deposits           162,633,387       162,633,387       149,302,973       149,302,973
Time certificates of deposit               122,110,861       122,607,975       129,969,813       130,267,235
Federal Home Loan Bank advances             81,608,000        86,044,755        91,500,000        96,219,124
Repurchase agreements with
   financial institutions                   26,450,000        26,316,528        21,550,000        21,421,552
Repurchase agreements with customers        18,222,571        18,222,571        14,142,773        14,142,773
Subordinated debt                           10,104,000        10,104,000        10,104,000        10,104,000
Accrued interest payable                       611,829           611,829           731,496           731,496
Collateralized borrowings                    1,375,550         1,375,550         1,699,336         1,699,336

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
                                                                            ===========       ===========       ===========

NOTE T - FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION

FIRST LITCHFIELD FINANCIAL CORPORATION
Condensed Balance Sheets                                                            December 31,
                                                                          -----------------------------------
                                                                               2008                 2007
                                                                          --------------       --------------
Assets
Cash and due from banks                                                   $    8,564,235       $    3,114,290
Investment in The First National Bank of Litchfield                           33,629,067           34,863,604
Investment in the First Litchfield Statutory Trusts I, II                        304,000              304,000
Other assets                                                                     408,973              501,838
                                                                          --------------       --------------
Total Assets                                                              $   42,906,275       $   38,783,732
                                                                          ==============       ==============

Liabilities and Shareholders' Equity
Liabilities:
Subordinated Debt                                                         $   10,104,000       $   10,104,000
Other liabilities                                                                388,886              367,120
                                                                          --------------       --------------
Total Liabilites                                                              10,492,886           10,471,120
                                                                          --------------       --------------
Shareholders' equity                                                          32,413,389           28,312,612
                                                                          --------------       --------------
Total Liabilities and Shareholders' Equity                                $   42,906,275       $   38,783,732
                                                                          ==============       ==============

Condensed Statements of Operations                                             Years Ended December 31,
                                                                          -----------------------------------
                                                                               2008                 2007
                                                                          --------------       --------------
Dividends from subsidary                                                  $    1,425,000       $    1,900,000
Other expenses, net                                                              682,166              877,608
                                                                          --------------       --------------
Income before taxes and equity in earnings of subsidiary                         742,834            1,022,392
Income tax benefit                                                               231,936              298,386
                                                                          --------------       --------------
Income before equity in undistributed (losses) earnings of subsidary             974,770            1,320,778
Equity in undistributed (losses) earnings of subsidiary                       (5,465,154)             626,564
                                                                          --------------       --------------

Net (loss) income                                                         $   (4,490,384)      $    1,947,342
                                                                          ==============       ==============

Condensed Statements of Cash Flows                                               Years Ended December 31,
                                                                          -----------------------------------
                                                                               2008                 2007
                                                                          --------------       --------------
Cash flows from operating activities:
Net (loss) income                                                         $   (4,490,384)      $    1,947,342
Adjustments to reconcile net (loss) income
     to cash provided by operating activities:
   Equity in undistributed losses (earnings) of subsidiary                     5,465,154             (626,564)
   Other, net                                                                     98,679              135,247
                                                                          --------------       --------------
Cash provided by operating activities                                          1,073,449            1,456,025
                                                                          --------------       --------------

Cash flows from investing activities:
  Investment in the First National Bank of Litchfield                         (4,000,000)                  --
                                                                          --------------       --------------
Cash used in investing activities                                             (4,000,000)                  --
                                                                          --------------       --------------

Cash flows from financing activities:
   Stock options exercised                                                        20,482               87,487
   Distribution in cash for financial shares of common stock                          --               (3,917)
   Proceeds from issuance of preferred shares                                 10,000,000                   --
   Purchase of treasury shares                                                  (227,098)            (132,208)
   Dividends paid on common stock                                             (1,416,888)          (1,354,434)
                                                                          --------------       --------------
Cash  provided by (used in) financing activities                               8,376,496           (1,403,072)
                                                                          --------------       --------------
   Net increase in cash and due from banks                                     5,449,945               52,953
Cash and due from banks at the beginning of the year                           3,114,290            3,167,243
                                                                          --------------       --------------

Cash and due from banks at the end of the year                            $    8,564,235       $    3,114,290
                                                                          ==============       ==============

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

                                                                           For the Year Ended
                                                                           December 31, 2008
                                             ---------------------------------------------------------------------------------
                                                Community                                  Elimination           Consolidated
                                                 Banking               Leasing               Entries                Total
                                             ---------------       ---------------       ---------------       ---------------
Net interest income                          $    14,274,471       $       665,114       $            --       $    14,939,585
Provision for loan and lease losses                1,742,186                94,113                    --             1,836,299
                                             ---------------       ---------------       ---------------       ---------------
Net interest income after provision for
  loan and lease losses                           12,532,285               571,001                    --            13,103,286
Noninterest (loss) income                         (5,366,133)                4,028                    --            (5,362,105)
Noninterest expense                               14,970,593               369,556                    --            15,340,149
                                             ---------------       ---------------       ---------------       ---------------
Income (loss) before income taxes                 (7,804,441)              205,473                    --            (7,598,968)
Income tax provision (benefit)                    (3,175,720)               63,261                    --            (3,112,459)
Minority Interest                                      3,875                    --                    --                 3,875
                                             ---------------       ---------------       ---------------       ---------------
Net income (loss)                            $    (4,632,596)      $       142,212       $            --       $    (4,490,384)
                                             ===============       ===============       ===============       ===============
Total assets as of December 31, 2008         $   509,370,298       $    23,089,258       $      (201,949)      $   532,257,607
                                             ===============       ===============       ===============       ===============

                                                                          For the Year Ended
                                                                          December 31, 2007
                                             ---------------------------------------------------------------------------------
                                                Community                                  Elimination           Consolidated
                                                 Banking               Leasing               Entries                Total
                                             ---------------       ---------------       ---------------       ---------------
Net interest income                          $    12,951,760       $       261,299       $            --       $    13,213,059
Provision for loan and lease losses                  123,726                80,274                    --               204,000
                                             ---------------       ---------------       ---------------       ---------------
Net interest income after provision for
  loan and lease losses                           12,828,034               181,025                    --            13,009,059
Noninterest income                                 3,431,476                    --                    --             3,431,476
Noninterest expense                               13,948,648               318,843                    --            14,267,491
                                             ---------------       ---------------       ---------------       ---------------
Income (loss) before income taxes                  2,310,862              (137,818)                   --             2,173,044
Income tax provision (benefit)                       274,159               (48,457)                   --               225,702
                                             ---------------       ---------------       ---------------       ---------------
Net income (loss)                            $     2,036,703       $       (89,361)      $            --       $     1,947,342
                                             ===============       ===============       ===============       ===============
Total assets as of December 31, 2007         $   535,136,271       $    10,972,121       $   (38,454,763)      $   507,653,629
                                             ===============       ===============       ===============       ===============

NOTE V - FOURTH QUARTER ADJUSTMENTS

The Company reported a net loss of $4,490,384 or $1.92 diluted loss per common share for the year ended December 31, 2008 and a net loss of $205,853 or $.09 diluted loss per common share for the fourth quarter of 2008. During the fourth quarter the Company recorded a $1,469,299 provision for loan and lease losses and an impairment charge on available for sale securities of $2,476,552. Additionally during the fourth quarter the Company recognized the $1,710,200 deferred tax benefit on third quarter impairment losses related to Fannie Mae and Freddie Mac preferred stock and auction rate securities holding such stock.

The increased fourth quarter provision for loan and lease losses was primarily attributable to the increase in impaired loans during the fourth quarter as a result of the deteriorating market conditions. Impaired loans increased from $4,719,588 at September 30, 2008 to $8,883,136 at December 31, 2008, most of which was concentrated in Connecticut. In addition, the Company increased its general allowance for loan and lease losses component to reflect the current market conditions and increases in delinquent loans.

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

10.39 Form of Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Matthew R. Robison.

10.40 Form of Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Joelene E. Smith.

10.41         Form  of  Amended  and  Restated  Executive  Incentive  Retirement
              Agreement   dated   November  20,  2008  entered  with  Robert  E.
              Teittinen.

10.42         Form  of  First  Amended  and  Restated   Supplemental   Executive
              Retirement  Agreement dated November 20, 2008 entered with Joelene
              E. Smith.

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

10.45 Executive Change in Control Agreement between Glenn M. Mason and the Company and the Bank dated February 9, 2009.

10.46 Form of Amended and Restated Director Incentive Retirement Agreement dated November 20, 2008 entered with Richard E. Pugh.
              10.47 Form of Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Patrick J. Boland.

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

First Litchfield Financial Corporation


By: /s/ Joseph J. Greco                                   April 22, 2009
    -------------------
    President and CEO