Form 10-Q
period 2009-03-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2009-05-15
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                 For the Quarterly period ended: March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been sub(j)ect to such filing requirements for the past 90 days.

                                 Yes |X|    No |_|

Indicate by check mark whether the registrant is a large accele(r)ated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|             Accelerated filer |_|

Non-accelerated filer  |_|              Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                                 Yes |_|     No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,356,875 shares of Common Stock, par value $.01 per share, were outstanding at May 10, 2009.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                   Page
                                                                                   ----
Part I - Financial Information

        Item 1 - Financial Statements

        Consolidated Balance Sheets - March 31, 2009 and December 31, 2008
        (unaudited) .............................................................    3

        Consolidated Statements of Income - Three months ended
        March 31, 2009 and 2008 (unaudited) .....................................    4

        Consolidated Statements of Changes in Shareholders' Equity - Three months
        ended March 31, 2009 and 2008 (unaudited) ...............................    5

        Consolidated Statements of Cash Flows - Three months ended
        March 31, 2009 and 2008 (unaudited) .....................................    6

        Notes to Consolidated Financial Statements (unaudited) ..................    7

        Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...............................................   20

        Item 4T - Controls and Procedures .......................................   30

Part II - Other Information

        Item 1 - Legal Proceedings ..............................................   31

        Item 2 - Unregistered Sales of Equity Securities and
        Use of Proceeds [not applicable] ........................................   31

        Item 3 - Defaults Upon Senior Securities [not applicable] ...............   31

        Item 4 - Submission of Matters to a Vote of Security Holders ............   31

        Item 5 - Other Information ..............................................   31

        Item 6 - Exhibits .......................................................   32

Signatures ......................................................................   33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                                     March 31,        December 31,
                                                                                                        2009               2008
                                                                                                    -------------     -------------
ASSETS
     Cash and due from banks                                                                        $   9,582,536     $   9,238,320
     Interest - bearing accounts due from banks                                                            52,081               463
                                                                                                    -------------     -------------
                                                       CASH AND CASH EQUIVALENTS                        9,634,617         9,238,783
                                                                                                    -------------     -------------
     Securities:
        Available for sale securities, at fair value                                                  115,129,861       113,486,201
        Held to maturity securities (fair value $16,402-2009 and $16,553-2008)                             16,084            16,550
                                                                                                    -------------     -------------
                                                                TOTAL SECURITIES                      115,145,945       113,502,751
                                                                                                    -------------     -------------

     Federal Home Loan Bank stock, at cost                                                              5,427,600         5,427,600
     Federal Reserve Bank stock, at cost                                                                  225,850           225,850
     Other restricted stock, at cost                                                                      100,000           100,000
     Loans held for sale                                                                                       --         1,013,216
     Loan and lease receivables, net of allowance for loan and lease losses of  $3,593,824 -2009, $3,698,820-2008

                                                            NET LOANS AND LEASES                      392,506,130       366,392,079

     Premises and equipment, net                                                                        7,243,155         7,370,252
     Foreclosed property                                                                                  475,000                --
     Deferred income taxes                                                                              5,248,056         5,082,957
     Accrued interest receivable                                                                        2,198,905         2,262,918
     Cash surrender value of life insurance                                                            10,513,365        10,416,651
     Due from broker for security sales                                                                        --         9,590,823
     Other assets                                                                                       1,566,064         1,633,727
                                                                                                    -------------     -------------

                                                                    TOTAL ASSETS                    $ 550,284,687     $ 532,257,607
                                                                                                    =============     =============
LIABILITIES
     Deposits:
        Noninterest bearing                                                                         $  69,381,530     $  69,548,261
        Interest bearing                                                                              290,600,357       273,778,363
                                                                                                    -------------     -------------
                                                                  TOTAL DEPOSITS                      359,981,887       343,326,624
     Federal Home Loan Bank advances                                                                   98,800,000        81,608,000
     Repurchase agreements with financial institutions                                                 22,500,000        26,450,000
     Repurchase agreements with customers                                                              19,094,439        18,222,571
     Junior subordinated debt issued by unconsolidated trust                                           10,104,000        10,104,000
     Collateralized borrowings                                                                          1,132,621         1,375,550
     Capital lease obligation                                                                           1,060,912         1,065,563
     Due to broker for security purchases                                                                      --        12,994,945
     Accrued expenses and other liabilities                                                             5,280,781         4,643,090
                                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES                      517,954,640       499,790,343
                                                                                                    -------------     -------------
EQUITY
SHAREHOLDERS' EQUITY

     Preferred stock $.00001 par value; 1,000,000 shares authorized, 10,000 shares outstanding                 --                --
       as of 3/31/09 and 12/31/08
     Common stock $.01 par value
        Authorized - 5,000,000 shares
        2009 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares
        2008 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares                                   25,040            25,038
     Additional paid-in capital                                                                        37,907,553        37,892,831
     Accumulated deficit                                                                               (3,177,514)       (3,325,920)
     Less: Treasury stock at cost- 149,747 as of 3/31/09 and12/31/08                                   (1,154,062)       (1,154,062)
     Accumulated other comprehensive loss, net of taxes                                                (1,344,985)       (1,024,498)
                                                                                                    -------------     -------------
                                    TOTAL FIRST LITCHFIELD FINANCIAL CORPORATION

                                                            SHAREHOLDERS' EQUITY                       32,256,032        32,413,389
                                                                                                    -------------     -------------
NONCONTROLLING INTERESTS                                                                                   74,015            53,875
                                                                                                    -------------     -------------
                                                                    TOTAL EQUITY                       32,330,047        32,467,264
                                                                                                    -------------     -------------

                                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 550,284,687     $ 532,257,607
                                                                                                    =============     =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                                2009              2008
                                                                             -----------      -----------
INTEREST AND DIVIDEND INCOME
       Interest and fees on loans and leases                                 $ 5,389,717      $ 5,527,083
                                                                             -----------      -----------
       Interest and dividends on securities:
           Mortgage-backed securities                                            699,516          673,328
           US Treasury and other securities                                      175,372          501,942
           State and municipal securities                                        213,282          336,419
           Corporate bonds and other securities                                   68,504          118,621
                                                                             -----------      -----------
            Total interest on securities                                       1,156,674        1,630,310
                                                                             -----------      -----------
       Other interest income                                                      14,838           99,043
                                                                             -----------      -----------
                                     TOTAL INTEREST AND DIVIDEND INCOME        6,561,229        7,256,436
                                                                             -----------      -----------
INTEREST EXPENSE
       Interest on deposits:
           Savings                                                               111,497          189,676
           Money market                                                          280,172          456,767
           Time certificates of deposit                                          885,931        1,452,676
                                                                             -----------      -----------
                                              TOTAL INTEREST ON DEPOSITS       1,277,600        2,099,119
       Interest on Federal Home Loan Bank advances                               877,308        1,007,798
       Interest on repurchase agreements                                         295,213          338,420
       Interest on subordinated debt                                             101,624          189,948
       Interest on collateralized borrowings                                      22,819           29,424
       Interest on capital lease obligation                                       14,098           14,338
                                                                             -----------      -----------
                                                  TOTAL INTEREST EXPENSE       2,588,662        3,679,047
                                                                             -----------      -----------
                                                     NET INTEREST INCOME       3,972,567        3,577,389
PROVISION FOR LOAN AND LEASE LOSSES                                              270,000           75,000
                                                                             -----------      -----------
                                     NET INTEREST INCOME AFTER PROVISION
                                               FOR LOAN AND LEASE LOSSES       3,702,567        3,502,389
                                                                             -----------      -----------
NONINTEREST INCOME
       Banking service charges and fees                                          363,187          345,179
       Trust                                                                     272,056          339,524
       Gains on available for sale securities                                         --           11,942
       Increase in cash surrender value of life insurance                         96,715           97,743
       Other                                                                      82,088           61,634
                                                                             -----------      -----------
                                                TOTAL NONINTEREST INCOME         814,046          856,022
                                                                             -----------      -----------
NONINTEREST EXPENSE
       Salaries                                                                1,563,142        1,597,635
       Employee benefits                                                         477,760          441,749
       Net occupancy                                                             325,250          311,826
       Equipment                                                                 147,396          159,614
       Legal fees                                                                115,863           62,952
       Directors fees                                                             46,750           50,100
       Computer services                                                         292,145          272,973
       Supplies                                                                   37,149           45,504
       Commissions, services and fees                                            131,085          116,242
       Postage                                                                    36,870           40,203
       Advertising                                                               115,474          137,015
       Other                                                                     733,995          563,230
                                                                             -----------      -----------
                                               TOTAL NONINTEREST EXPENSE       4,022,879        3,799,043
                                                                             -----------      -----------
                                              INCOME BEFORE INCOME TAXES         493,734          559,368
PROVISION FOR INCOME TAXES                                                        69,914           60,845
                                                                             -----------      -----------
                              NET INCOME BEFORE NONCONTROLLING INTERESTS         423,820          498,523
                                               NET INCOME ATTIBUTABLE TO
                                                NONCONTROLLING INTERESTS         (20,140)              --
                                                                             -----------      -----------
                                                              NET INCOME         403,680          498,523
                                                                             -----------      -----------
                             DIVIDENDS AND ACCRETION ON PREFERRED SHARES         137,430               --
                                                                             -----------      -----------
                             NET INCOME AVAILABLE TO COMMON SHAREHOLDERS     $   266,250      $   498,523
                                                                             ===========      ===========
INCOME PER SHARE
                                       BASIC NET INCOME PER COMMON SHARE     $      0.11      $      0.21
                                                                             ===========      ===========
                                     DILUTED NET INCOME PER COMMON SHARE     $      0.11      $      0.21
                                                                             ===========      ===========
DIVIDENDS PER SHARE                                                          $      0.05      $      0.15
                                                                             ===========      ===========

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                                                              Additional
                                                    Noncontrolling       Preferred          Common             Paid-In
                                                       Interests           Stock             Stock             Capital
                                                    --------------     --------------    --------------    --------------
Three months ended March 31, 2008
Balance, December 31, 2007                          $       50,000     $           --    $       25,012    $   27,858,841
Adoption of EITF 06-4 as of January 1, 2008                     --                 --                --                --
Comprehensive income:
Net income                                                      --                 --                --                --
Other comprehensive income (loss), net of taxes:
      Net unrealized holding loss on available
            for sale securities                                 --                 --                --                --
      Net actuarial loss and prior service
            cost for pension benefits

Other comprehensive loss

Total comprehensive loss
Cash dividends declared: $0.15 per share                        --                 --                --                --
Restricted stock grants and expense                             --                 --                 1             1,529
                                                    --------------     --------------    --------------    --------------
Balance, March 31, 2008                             $       50,000     $           --    $       25,013    $   27,860,370
                                                    ==============     ==============    ==============    ==============

Three months ended March 31, 2009
Balance, December 31, 2008                          $       53,875     $           --    $       25,038    $   37,892,831
Comprehensive income (loss):
Net income                                                  20,140                 --                --                --
Other comprehensive loss, net of taxes:
      Net unrealized holding loss on available
            for sale securities                                 --                 --                --                --
      Net unrealized holding loss on cash
            flow hedges
      Net actuarial loss and prior service
            cost for pension benefits                           --                 --                --                --

Other comprehensive loss

Total comprehensive income
Cash dividends declared: $0.05 per share                        --                 --                --                --
Restricted stock grants and expense                             --                 --                 2             2,292
Preferred stock dividends
Accretion of discount on preferred stock                                                                           12,430
                                                    --------------     --------------    --------------    --------------
Balance, March 31, 2009                             $       74,015     $           --    $       25,040    $   37,907,553
                                                    ==============     ==============    ==============    ==============

                                                          Retained                             Accumulated
                                                          Earnings                                Other              Total
                                                        (Accumulated        Treasury          Comprehensive      Shareholders'
                                                          Deficit)            Stock               Loss              Equity
                                                       --------------     --------------     --------------     --------------
Three months ended March 31, 2008
Balance, December 31, 2007                             $    2,623,110     $     (926,964)    $   (1,267,387)    $   28,362,612
Adoption of EITF 06-4 as of January 1, 2008                   (12,272)                --                 --            (12,272)
Comprehensive income:
Net income                                                    498,523                 --                               498,523
Other comprehensive income (loss), net of taxes:
      Net unrealized holding loss on available
            for sale securities                                    --                 --           (764,757)          (764,757)
      Net actuarial loss and prior service
            cost for pension benefits                                                              (236,780)          (236,780)
                                                                                                                --------------
Other comprehensive loss                                                                                            (1,001,537)
                                                                                                                --------------
Total comprehensive loss                                                                                              (503,014)
Cash dividends declared: $0.15 per share                     (355,736)                --                 --           (355,736)
Restricted stock grants and expense                                --                 --                 --              1,530
                                                       --------------     --------------     --------------     --------------
Balance, March 31, 2008                                $    2,753,625     $     (926,964)    $   (2,268,924)    $   27,493,120
                                                       ==============     ==============     ==============     ==============

Three months ended March 31, 2009
Balance, December 31, 2008                             $   (3,325,920)    $   (1,154,062)    $   (1,024,498)    $   32,467,264
Comprehensive income (loss):
Net income                                                    403,680                 --                               423,820
Other comprehensive loss, net of taxes:
      Net unrealized holding loss on available
            for sale securities                                    --                 --            (85,707)           (85,707)
      Net unrealized holding loss on cash
            flow hedges                                                                            (184,613)          (184,613)
      Net actuarial loss and prior service
            cost for pension benefits                              --                 --            (50,167)           (50,167)
                                                                                                                --------------
Other comprehensive loss                                                                                              (320,487)
                                                                                                                --------------
Total comprehensive income                                                                                             103,333
Cash dividends declared: $0.05 per share                     (117,844)                --                              (117,844)
Restricted stock grants and expense                                --                 --                 --              2,294
Preferred stock dividends                                    (125,000)                                                (125,000)
Accretion of discount on preferred stock                      (12,430)                                                      --
                                                       --------------     --------------     --------------     --------------
Balance, March 31, 2009                                $   (3,177,514)    $   (1,154,062)    $   (1,344,985)    $   32,330,047
                                                       ==============     ==============     ==============     ==============

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Three months ended March 31,
                                                                                          2009               2008
                                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $    403,680      $    498,523
Adjustments to reconcile net income to net cash provided by operating activities:
            Net income attributable to non-controlling interest                             20,140                --
            Amortization (accretion) amortization of discounts and premiums
             on investment securities, net                                                  52,251           (24,676)
            Provision for loan and lease losses                                            270,000            75,000
            Depreciation and amortization                                                  178,556           188,905
            Gains on sale of available for sale securities                                      --           (11,942)
            Losses on sale of repossessed assets                                           115,387             5,030
            Loans originated for sale                                                   (3,677,254)         (505,000)
            Proceeds from sales of loans held for sale                                   4,739,544           509,071
            Gains on sales of loans held for sale                                          (49,074)           (4,071)
            Stock based compensation                                                         2,294             1,530
            Decrease (increase) in accrued interest receivable                              64,013           (92,708)
            (Increase) decrease in other assets                                            (26,274)           30,079
            Increase in cash surrender value of life insurance                             (96,714)          (97,743)
            Increase in deferred loan origination costs                                    (45,966)          (30,414)
            (Decrease) increase in accrued expenses and other liabilities                 (561,195)          751,601
                                                                                      ------------      ------------
             Net cash provided by operating activities                                   1,389,388         1,293,185
                                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
            Proceeds from maturities and principal payments                             25,297,500        14,272,834

            Purchases                                                                  (41,118,213)      (42,586,928)
            Proceeds from sales                                                         10,590,823         1,265,587
Held to maturity mortgage-backed securities:
            Proceeds from maturities and principal payments                                    466               563
Purchase of restricted stock                                                                    --          (293,300)

Net increase in loans and leases                                                       (25,898,621)       (3,978,796)
Purchase of bank premises and equipment                                                    (51,459)          (66,933)
Proceeds from sale of repossessed assets                                                    44,295            75,633
                                                                                      ------------      ------------
            Net cash used in investing activities                                      (31,135,209)      (31,311,340)
                                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings, money market and demand deposits                               (2,220,837)       (2,559,969)
Net increase in certificates of deposit                                                 18,876,100         8,514,016
Net increase in Federal Home Loan Bank overnight borrowings                             17,192,000                --
Net (decrease) increase in repurchase agreements with financial institutions            (3,950,000)       25,000,000
Net increase (decrease) in repurchase agreements with customers                            871,868        (4,547,198)
Net decrease in collateralized borrowings                                                 (242,929)         (284,106)
Principal repayments on capital lease obligation                                            (4,651)           (4,412)
Dividends paid on common stock                                                            (379,896)         (355,230)
                                                                                      ------------      ------------
            Net cash provided by financing activities                                   30,141,655        25,763,101
                                                                                      ------------      ------------
            Net decrease in cash and cash equivalents                                      395,834        (4,255,054)
CASH AND CASH EQUIVALENTS, at beginning of period                                        9,238,783        21,497,194
                                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, at end of period                                           $  9,634,617      $ 17,242,140
                                                                                      ============      ============
SUPPLEMENTAL INFORMATION Cash paid during the period for:
            Interest on deposits and borrowings                                       $  2,612,221      $  3,527,280
                                                                                      ============      ============
            Income taxes                                                              $      1,000      $      1,000
                                                                                      ============      ============
Noncash investing and financing activities:
            Accrued dividends declared                                                $    242,844      $    355,736
                                                                                      ============      ============
            Transfer of loans to repossessed assets                                   $     65,747      $     61,516
                                                                                      ============      ============
            Transfer of loans to foreclosed assets                                    $    475,000      $         --
                                                                                      ============      ============
            Increase in leases and other liabilities for
            equipment payable related to financed leases                              $    980,211      $         --
                                                                                      ============      ============
            Increase in liabilities and decrease in retained earnings for
            adoption of EITF 06-4                                                     $         --      $     12,272
                                                                                      ============      ============
            Change in other liabilities related to the unfunded pension liability     $    (76,010)     $   (358,757)
                                                                                      ============      ============

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet at December 31, 2008 of First Litchfield Financial Corporation (the "Company") has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended December 31, 2008.

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented.
      The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

      During the first quarter of 2009, the Company entered into two interest rate swap agreements to hedge certain interest rate exposures. The Company does not use derivatives for speculative purposes. The Company applies Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its Consolidated Balance Sheets and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

      The Company applies cash flow hedge accounting to interest rate swaps designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rate. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of these hedging relationships. Changes in the fair value of these interest rate swaps are recorded to "net holding loss on cash flow hedges" as a component of accumulated other comprehensive income (loss) in Shareholders' equity, to the extent they are effective. Amounts recorded to accumulated other comprehensive income (loss) are then reclassified to interest expense as interest on the hedged borrowing is recognized. Any ineffective portion of the change in fair value of these instruments is recorded to interest expense.

3. The Company is required to present basic income per share and diluted income per share in its statements of income. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. Income available to common shareholders has been reduced by preferred share dividends and discount accretion related to the Company`s participation in TARP Capital Purchase program. For the period ended March 31, 2009 this amount totaled $137,430.

    The following is information about the computation of net income per share for the three month periods ended March 31, 2009 and 2008.

                                                                          Three Months Ended
                                                                            March 31, 2009
                                                               -------------------------------------------
                                                                  Net                           Per Share
                                                                 Income           Shares          Amount
                                                               -----------     -----------     -----------
      Basic Net Income Per Share
            Income available to common shareholders            $   266,250       2,356,875     $      0.11
                                                                                               ===========
      Effect of Dilutive Securities
            Options Outstanding                                         --              --
                                                               -----------     -----------
      Diluted Net Income Per Share
            Income available to common shareholders
            plus assumed conversions                           $   266,250       2,356,875     $      0.11
                                                               ===========     ===========     ===========

                                                                            Three Months Ended
                                                                              March 31, 2008
                                                               -------------------------------------------
                                                                  Net                           Per Share
                                                                 Income           Shares          Amount
                                                               -----------     -----------     -----------
      Basic Net Income Per Share
                   Income available to common shareholders     $   498,523       2,369,989     $      0.21
                                                                                               ===========
      Effect of Dilutive Securities
                   Options Outstanding                                  --             939
                                                               -----------     -----------
      Diluted Net Income Per Share
                   Income available to common shareholders
                   plus assumed conversions                    $   498,523       2,370,928     $      0.21
                                                               ===========     ===========     ===========

4. Other comprehensive loss which is comprised of the change in unrealized gains and losses on available for sale securities, net cash flow hedges, as well as net pension loss, is as follows:

                                                                                         Three Months Ended
                                                                                           March 31, 2009
                                                                             --------------------------------------------
                                                                              Before-Tax          Tax         Net-of-Tax
                                                                                Amount           Effect         Amount
                                                                             -----------      -----------     -----------
Unrealized holding losses arising during the period                          $  (129,859)     $    44,152     $   (85,707)
Less: reclassification adjustment for amounts recognized in net income                --               --              --
                                                                             -----------      -----------     -----------
Unrealized holding losses on available for sale securities, net of taxes        (129,859)          44,152         (85,707)
Net cash flow hedges, net of taxes                                              (279,717)          95,104        (184,613)
Net pension loss, net of taxes                                                   (76,010)          25,843         (50,167)
                                                                             -----------      -----------     -----------
Total other comprehensive loss, net of taxes                                 $  (485,586)     $   165,099     $  (320,487)
                                                                             ===========      ===========     ===========

                                                                                         Three Months Ended
                                                                                            March 31, 2008
                                                                             --------------------------------------------
                                                                              Before-Tax          Tax         Net-of-Tax
                                                                                Amount           Effect          Amount
                                                                             -----------      -----------     -----------
Unrealized holding losses arising during the period                          $(1,146,781)     $   389,905     $  (756,876)
Add: reclassification adjustment for amounts recognized in net income            (11,942)           4,061          (7,881)
                                                                             -----------      -----------     -----------
Unrealized holding losses on available for sale securities, net of taxes      (1,158,723)         393,966        (764,757)
Net pension loss, net of taxes                                                  (358,757)         121,977        (236,780)
                                                                             -----------      -----------     -----------
Total other comprehensive loss, net of taxes                                 $(1,517,480)     $   515,943     $(1,001,537)
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

      Components  of net periodic  benefit cost for the three months ended March
      31:

                                                  2009            2008
                                               ----------      ----------
           Service cost                        $       --      $       --
           Interest cost                           46,818          46,306
           Expected return on plan assets         (43,104)        (50,363)
           Amortization of unrealized loss         23,935          14,812
                                               ----------      ----------
           Net periodic benefit cost           $   27,649      $   10,755
                                               ==========      ==========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. The Company views its investment in the FHLBB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as:
      1) the significance of the decline in net assets of the FHLBB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLBB; and 3) the liquidity position of the FHLBB. The FHLBB announced in February 2009 that it will suspend its dividend for the first quarter of 2009, will likely not pay any dividends for the remainder of 2009, and will continue its moratorium on excess stock repurchases announced in December 2008. The FHLBB noted their primary concern related to the impact of other than temporary impairment ("OTTI") charges recorded on private label mortgage-backed securities (MBS) as of December 31, 2008.

      While the FHLBB announced that it remained adequately capitalized as of December 31, 2008 in its February announcement, the Company is unable to determine if the potential additional charges to earnings will change this regulatory capital classification. The Company does not believe that its investment in the FHLBB is impaired as of this date. However, this estimate could change in the near term as a result of any of the following events: 1) additional significant impairment losses are incurred on the MBS causing a significant decline in the FHLBB's regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly; and 3) capital preservation strategies being utilized by the FHLBB become ineffective.

      Federal Home Loan Bank advances as of March 31, 2009 are as follows:

          overnight               $ 18,800,000  @  0.3125%
          due        10/02/2009      6,000,000  @    4.50%
          due        11/30/2009      5,000,000  @    3.95%
          due         6/24/2010      5,000,000  @    4.15%
          due        11/02/2010     10,000,000  @    4.45%
          due         5/29/2012      5,000,000  @    4.32%
          due         5/02/2014      7,000,000  @    4.59% , callable 5/3/2010
          due         8/20/2014      7,000,000  @    4.25% , callable 8/20/2009
          due         5/05/2016     10,000,000  @    4.53% , callable 5/5/2009
          due         3/23/2017     10,000,000  @    4.29% , callable 6/23/2009
          due         7/20/2017     10,000,000  @    4.29% , callable 4/22/2009
          due        11/20/2017      5,000,000  @    4.29% , callable 11/19/2012
                                  ------------
                          Total   $ 98,800,000
                                  ============

      As of March 31, 2009, the Bank had borrowings under repurchase agreements with financial institutions totaling $22,500,000. This amount includes borrowings:

          due         3/12/2013    12,500,000   @    3.19% , callable 3/12/2011
          due         5/23/2013    10,000,000   @    3.64% , callable 5/23/2011
                                 ------------
                          Total  $ 22,500,000
                                 ============

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                                 For the three months ended March 31,
                                                         ---------------------------------------------------
                                                                    2009                         2008
                                                         ----------------------       ----------------------
Provision for income taxes at statutory Federal rate     $  167,870          34%      $  190,185          34%
Increase (decrease) resulting from:
      Tax exempt income                                    (107,950)        (22)        (148,844)        (27)
      Nondeductible interest expense                          6,560           1           14,233           3
      Other                                                   3,434           1            5,271           1
                                                         ----------      ------       ----------      ------
Provision for income taxes                               $   69,914          14%      $   60,845          11%
                                                         ==========      ======       ==========      ======

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at March 31, 2009 and December 31, 2008 are as follows:

AVAILABLE FOR SALE                                                                      March 31, 2009
                                                            ------------------------------------------------------------------------
                                                                                   Gross               Gross
                                                              Amortized         Unrealized           Unrealized             Fair
                                                                 Cost              Gains               Losses               Value
                                                            -------------      -------------       -------------       -------------
Debt Securities:
     U.S. Treasury securities                               $   3,100,704      $      90,274       $          --       $   3,190,978
     U.S. Government Agency securities                         15,000,000             28,720             (12,280)         15,016,440
     State and Municipal Obligations                           19,927,961             47,006            (983,740)         18,991,227
     Trust Preferred Securities                                   486,493            105,968                  --             592,461
                                                            -------------      -------------       -------------       -------------
                                                               38,515,158            271,968            (996,020)         37,791,106
                                                            -------------      -------------       -------------       -------------
Mortgage-Backed Securities:
     GNMA                                                       9,458,200            176,100              (1,021)          9,633,279
     FNMA                                                      34,027,854            568,570             (81,523)         34,514,901
     FHLMC                                                     30,958,875            301,713             (90,782)         31,169,806
                                                            -------------      -------------       -------------       -------------
                                                               74,444,929          1,046,383            (173,326)         75,317,986
                                                            -------------      -------------       -------------       -------------

Marketable Equity Securities                                    2,060,106                 --             (39,337)          2,020,769
                                                            -------------      -------------       -------------       -------------

Total available for sale securities                         $ 115,020,193      $   1,318,351       $  (1,208,683)      $ 115,129,861
                                                            =============      =============       =============       =============

                                                                                     December 31, 2008
                                                            ------------------------------------------------------------------------
                                                                                   Gross               Gross
                                                              Amortized         Unrealized           Unrealized             Fair
                                                                 Cost              Gains               Losses               Value
                                                            -------------      -------------       -------------       -------------
Debt Securities:
     U.S. Treasury securities                               $   3,110,574      $     107,876       $          --       $   3,218,450
     U.S. Government Agency securities                         26,500,000             65,763              (3,386)         26,562,377
     State and Municipal Obligations                           19,931,000             77,501            (376,069)         19,632,432
     Trust Preferred Securities                                   493,615                 --                  --             493,615
                                                            -------------      -------------       -------------       -------------
                                                               50,035,189            251,140            (379,455)         49,906,874
                                                            -------------      -------------       -------------       -------------
Mortgage-Backed Securities:
     GNMA                                                       9,495,917                 12              (8,094)          9,487,835
     FNMA                                                      35,675,421            467,875            (263,567)         35,879,729
     FHLMC                                                     14,994,269            210,723              (9,228)         15,195,764
                                                            -------------      -------------       -------------       -------------
                                                               60,165,607            678,610            (280,889)         60,563,328
                                                            -------------      -------------       -------------       -------------

Marketable Equity Securities                                    3,045,878                 --             (29,879)          3,015,999
                                                            -------------      -------------       -------------       -------------

Total available for sale securities                         $ 113,246,674      $     929,750       $    (690,223)      $ 113,486,201
                                                            =============      =============       =============       =============

HELD TO MATURITY                                                                          March 31, 2009
                                                            ------------------------------------------------------------------------
                                                                                   Gross               Gross
                                                              Amortized         Unrealized           Unrealized             Fair
                                                                 Cost              Gains               Losses               Value
                                                            -------------      -------------       -------------       -------------
Mortgage-Backed Securities:
     GNMA                                                   $      16,084      $         318       $          --       $      16,402
                                                            =============      =============       =============       =============

                                                                                         December 31, 2008
                                                            ------------------------------------------------------------------------
                                                                                   Gross               Gross
                                                              Amortized         Unrealized           Unrealized             Fair
                                                                 Cost              Gains               Losses               Value
                                                            -------------      -------------       -------------       -------------
Mortgage-Backed Securities:
     GNMA                                                   $      16,550      $           3       $          --       $      16,553
                                                            =============      =============       =============       =============

      At March 31, 2009, thirty-seven securities have unrealized losses. At March 31, 2009, gross unrealized holding losses on available for sale and held to maturity securities totaled $1,208,683. Of the securities with unrealized losses, there were sixteen securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $818,176 at March 31, 2009. The following summarizes by investment security type, the basis for the conclusion that the applicable investment securities within the Company's available for sale portfolio were not other-than-temporarily impaired at March 31, 2009.

      Trust Preferred Securities - As of March 31, 2009 there were no unrealized losses on the Company's investment in corporate bonds and notes. As of March 31, 2009, this portfolio consisted of two pooled trust preferred securities with a carrying value of $486,493 and a market value of
      $592,461. During the first quarter of 2009, both securities were downgraded to a rating of Ca indicating a more severe deterioration in the creditworthiness of the underlying issuers of these securities. As a result, the Company recorded OTTI losses effective as of December 31, 2008 and wrote them down to their current carrying values.

      Equity securities - The unrealized losses on the Company's investment in four marketable equity securities totaled $39,337, which was an increase from the unrealized losses of $29,879 as of December 31, 2008. As of March 31, 2009, this portfolio consists of a marketable investment fund with a fair value of $1,960,663, a money market fund with a fair value of $60,104, and perpetual preferred stock of government sponsored enterprises which have been written down to a fair value of $2. Given the small unrealized loss remaining in this segment of the portfolio, and the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

      Mortgage-backed securities - The unrealized losses on the Company's investment in mortgage-backed securities decreased from $280,889 at December 31, 2008 to $173,326 at March 31, 2009. There were no OTTI charges for the three months ended March 31, 2009. These securities are U.S. Government Agency or sponsored agency securities and the contractual cash flows for these investments are performing as expected. Management believes the decline in fair value is attributable to investor's perception of credit and the lack of liquidity in the marketplace. The Company expects to collect all principal and interest on these securities and has the ability and intent to hold these investments until a recovery of amortized cost, which may be at maturity. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

      State and Municipal Obligations - The unrealized losses on the Company's investment in state and municipal obligations increased from $376,069 at December 31, 2008 to $983,740 at March 31, 2009. There were no OTTI charges for these securities during the first quarter of 2009. The increase in the unrealized loss at March 31, 2009 is attributable to concerns about the economy, credit, lack of bank participation in this market and downgrades of the monoline insurers as well as some perceived lack of credibility of the credit rating agencies. As of March 31, 2009, all securities are performing, the Company is receiving all interest and principal payments as contractually agreed, and all these securities are rated as investment grade. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

      U.S. Government Agency Securities - The unrealized losses on the Company's investment in these securities increased from $3,386 at December 31, 2008 to $12,280 at March 31, 2009. Given the small unrealized loss remaining in this segment of the portfolio, and the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

9. A summary of the Bank's loan and lease portfolio at March 31, 2009 and December 31, 2008 is as follows:

                                                                                          2009                 2008
                                                                                     -------------        -------------
            Real estate--residential mortgage                                        $ 195,574,353        $ 192,561,108
            Real estate--commercial mortgage                                            76,397,014           67,454,925
            Real estate--construction                                                   41,524,670           38,153,503
            Commercial Loans                                                            47,023,206           46,249,689
            Commercial Leases (net of unearned
              discount of $3,225,580-2009, $2,501,895-2008)                             28,349,650           19,785,870
            Installment                                                                  4,867,299            5,113,400
            Other                                                                        1,689,679              128,574
                                                                                     -------------        -------------
                                                  TOTAL LOANS AND LEASES               395,425,871          369,447,069
            Net deferred loan origination costs                                            608,208              562,242
            Premiums on purchased loans                                                     65,875               81,588
            Allowance for loan and lease losses                                         (3,593,824)          (3,698,820)
                                                                                     -------------        -------------
                                                    NET LOANS AND LEASES             $ 392,506,130        $ 366,392,079
                                                                                     =============        =============

      The following information relates to impaired loans and leases, which include all nonaccrual loans and leases and other loans and leases past due 90 days or more, and all restructured loans and leases, as of and for the three months ended March 31, 2009 and December 31, 2008.

                                                                                         March 31,        December 31,
                                                                                            2009              2008
                                                                                       --------------    --------------
Loans and leases receivable for which there is a related allowance for loan
   and lease losses                                                                    $    3,373,637    $    6,225,481
                                                                                       ==============    ==============

Loans and leases receivable for which there is no related allowance for loan
   and lease losses                                                                    $    4,604,784    $    2,657,655
                                                                                       ==============    ==============

Allowance for loan and lease losses related to impaired loans and leases               $      647,724    $      939,066
                                                                                       ==============    ==============

10. A summary of the Bank's deposits at March 31, 2009 and December 31, 2008 is as follows:

                                                                                           2009                2008
                                                                                       ------------       ------------
            Noninterest bearing:
                  Demand                                                               $ 69,381,530       $ 69,548,261
                                                                                       ------------       ------------
            Interest bearing:
                  Savings                                                                65,303,876         58,582,376
                  Money market                                                           84,309,520         93,085,126
                  Time certificates of deposit in
                    denominations of $100,000 or more                                    63,537,494         41,003,855
                  Other time certificates of deposit                                     77,449,467         81,107,006
                                                                                       ------------       ------------
                  Total Interest bearing deposits                                       290,600,357        273,778,363
                                                                                       ------------       ------------
                                                           TOTAL DEPOSITS              $359,981,887       $343,326,624
                                                                                       ============       ============

      Included in deposits as of March 31, 2009 and December 31, 2008 are approximately $26,834,285 and $15,902,000, respectively, of brokered deposits which have varying maturities through March 2010 and December 2009, respectively.

11. During 2007, the Company approved a restricted stock plan (the "2007 Plan") for senior management. On February 15, 2008, the Company granted 3,500 restricted stock awards to senior management from the 2007 Plan. These awards vest over a five-year period, or earlier if the senior manager ceases to be a senior manager for any reason other than cause, for example, retirement. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measures the fair value of the awards based on the average of the high price and low price at which the Company's common stock traded on the date of the grant. For the three months ended March 31, 2009, $2,294 was recognized as compensation expense under the 2007 Plan. At March 31, 2009, unrecognized compensation cost of $35,179 related to these awards is expected to vest over a weighted average period of 4 years.

      A summary of unvested shares as of and for the three months ended March 31, 2009, is as follows:

                                                             Weighted Average
                                                Shares          Grant Date
                                            (in thousands)      Fair Value
                                            --------------   ----------------
            Unvested at January 1, 2009             3,493      $     13.11

                           Granted                     --               --
                           Vested                      (2)              --
                           Forfeited                   --               --
                                              -----------      -----------

            Unvested at March 31, 2009              3,491      $     13.11
                                              ===========      ===========

12. The Company has two operating segments for purposes of reporting business line results: Community Banking and Leasing. The Community Banking segment is defined as all the operating results of the Company and the Bank. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a relatively new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of the Company as of and for the three months ended March 31, 2009 and 2008. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses and income taxes. The Company uses a matched maturity funding concept to allocate interest expense to First Litchfield Leasing Corporation. The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

                                                                  Three Months Ended
                                                                    March 31, 2009
                                         -----------------------------------------------------------------------
                                           Community                            Elimination         Consolidated
                                            Banking            Leasing            Entries               Total
                                         -------------      -------------      -------------       -------------

Net interest income                      $   3,699,571      $     272,996      $          --       $   3,972,567
Provision for credit losses                    233,574             36,426                 --             270,000
                                         -------------      -------------      -------------       -------------

Net interest income after provision          3,465,997            236,570                 --           3,702,567
Noninterest income                             814,046                 --                 --             814,046
Noninterest expense                          3,935,944             86,935                 --           4,022,879
                                         -------------      -------------      -------------       -------------

Income before income taxes                     344,099            149,635                 --             493,734
Income tax provision                            20,981             48,933                 --              69,914
                                         -------------      -------------      -------------       -------------

Net income                               $     323,118      $     100,702      $          --       $     423,820
                                         =============      =============      =============       =============

Total assets as of March 31, 2009        $ 561,220,666      $  31,369,892      $ (42,305,871)      $ 550,284,687
                                         =============      =============      =============       =============

                                                                Three Months Ended
                                                                  March 31, 2008
                                         -----------------------------------------------------------------------
                                           Community                            Elimination         Consolidated
                                            Banking            Leasing            Entries               Total
                                         -------------      -------------      -------------       -------------
Net interest income                      $   3,444,275      $     133,114      $          --       $   3,577,389
Provision for credit losses                     42,987             32,013                 --              75,000
                                         -------------      -------------      -------------       -------------

Net interest income after provision          3,401,288            101,101                 --           3,502,389
Noninterest income                             856,022                 --                 --             856,022
Noninterest expense                          3,706,383             92,660                 --           3,799,043
                                         -------------      -------------      -------------       -------------

Income before income taxes                     550,927              8,441                 --             559,368
Income tax provision                            58,640              2,205                 --              60,845
                                         -------------      -------------      -------------       -------------

Net income                               $     492,287      $       6,236      $          --       $     498,523
                                         =============      =============      =============       =============

Total assets as of March 31, 2008        $ 556,409,543      $  14,865,306      $ (37,249,245)      $ 534,025,604
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

      Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157," for non-financial assets and non-financial liabilities.

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

      Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes other U.S. Government and agency mortgage-backed and debt securities, state and municipal obligations, corporate and other bonds, and equity securities quoted in markets that are not active. Also included are interest rate swaps, certain collateral-dependent impaired loans and foreclosed property.

      Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category could include certain private equity investments, and certain collateral-dependent impaired loans.

      The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

                Fair Value Measurements at March 31, 2009, Using

                                                           Quoted Prices in                             Significant
                                           March          Active Markets for      Significant Other     Unobservable
                                         31, 2009          Identical Assets       Observable Inputs        Inputs
                                           Total               (Level 1)              (Level 2)          (Level 3)
                                       -------------     -------------------      -----------------     -------------
Assets:
   Available for sale securities       $ 115,129,861        $   5,151,643            $ 109,978,218      $          --
                                       =============        =============            =============      =============

Liabilities:
   Interest rate swaps                 $     279,717        $          --            $     279,717      $          --
                                       =============        =============            =============      =============

               Fair Value Measurements at December 31, 2008, Using

                                                          Quoted Prices in                              Significant
                                         December        Active Markets for       Significant Other     Unobservable
                                         31, 2008         Identical Assets        Observable Inputs        Inputs
                                           Total              (Level 1)               (Level 2)          (Level 3)
                                       -------------     -------------------      -----------------     -------------
Assets:
    Available for sale securities      $ 113,486,201        $   5,188,571            $ 108,297,630      $          --
                                       =============        =============            =============      =============

Liabilities:
    Interest rate swaps                $          --        $          --            $          --      $          --
                                       =============        =============            =============      =============

      As of March 31, 2009 and December 31, 2008, U.S. Treasury securities and one equity security, with carrying values of $5,151,643 and $5,188,571, respectively, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

      The fair values of U. S. Government and agency mortgaged backed securities and debt securities, State and Municipal obligations, trust preferred securities, and certain equity securities are measured on a recurring basis, using Level 2 inputs of observable market data on similar securities. As of March 31, 2009 and December 31, 2008, the carrying values of these securities totaled $109,978,218 and $108,297,630, respectively.

      Interest rate swaps are reported at fair value utilizing Level 2 inputs obtained from third parties to value interest rate swaps. Fair values are compared to other independent third party values for reasonableness.

      The following tables detail the assets and liabilities carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

                                                                          March 31, 2009
                                          -----------------------------------------------------------------------------
                                                              Quoted Prices in        Significant          Significant
                                              Balance        Active Markets for       Observable          Unobservable
                                               as of          Identical Assets          Inputs               Inputs
                                          March 31, 2009         (Level 1)             (Level 2)            (Level 3)
                                          --------------     ------------------     --------------       --------------
Financial assets held at fair value
 Foreclosed Property (1)                  $      475,000       $           --       $      475,000       $           --
                                          ==============       ==============       ==============       ==============
 Impaired Loans (1)                       $    5,473,572       $           --       $           --       $    5,473,572
                                          ==============       ==============       ==============       ==============

      (1)   Represents   carrying  value  and  related   write-downs  for  which
            adjustments are based on the appraised value.

                                                                        December 31, 2008
                                          -----------------------------------------------------------------------------
                                                              Quoted Prices in        Significant          Significant
                                              Balance        Active Markets for       Observable          Unobservable
                                               as of          Identical Assets          Inputs               Inputs
                                        December 31, 2008         (Level 1)             (Level 2)            (Level 3)
                                        -----------------    ------------------     --------------       --------------
Financial assets held at fair value
 Foreclosed Property (1)                  $           --       $           --       $           --       $           --
                                          ==============       ==============       ==============       ==============
 Impaired Loans (1)                       $    3,271,452       $           --       $      694,650       $    2,576,802
                                          ==============       ==============       ==============       ==============

      (1)   Represents   carrying  value  and  related   write-downs  for  which
            adjustments are based on the appraised value.

      The Company has no other assets or liabilities carried at fair value or measured at fair value on a nonrecurring basis.

14.   Interest Rate Swaps and Derivative Instruments

      The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating rate debt into fixed rate debt. This action reduces the Company's risk of incurring higher interest costs in periods of rising interest rates. On February 2, 2009, the Company entered into two interest rate swap agreements through March of 2014 and 2019, respectively; however, the settlements under the swaps commenced March 30, 2009. Payments under the swap agreements will continue on the 30th of each quarter end. The Company is accounting for the interest rate swap agreements as effective cash flow hedges (see Notes 4 and 13). The notional principal amounts of these swaps were $6,800,000 and $3,000,000 and the variable interest rate amounts on related debt were swapped for effective fixed rates of 5.79% and 4.86%, respectively. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No 133').

      In accordance with SFAS No 133, the Company's derivative instruments are recorded as assets or liabilities at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in "Unrealized losses on cash flow hedges" as a component of other comprehensive income to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments would be included in the Consolidated Statements of Income in interest (income) expense. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2009, and Management does not anticipate to recognize any throughout the terms of the swaps. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statements of Income in the period the hedged transaction affects earnings.

      Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve the fixed rate on the debt.

      Over the next twelve months, the Company estimates that an addition $166,767 will be reclassified as an increase to interest expense.

      The gross carrying values of the interest rate contracts as of March 31, 2009 were $279,717 and were recorded in other liabilities on the Consolidated Balance Sheets. For the three months ended March 31, 2009, the amount of loss recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the condensed Consolidated Balance Sheets was $184,613. For the quarter ended March 31, 2009, there were no losses on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive loss on the balance sheet into interest expense on the Consolidated Statement of Income. These interest rate swap agreements contain no credit-risk-related contingency features. Associated with these swaps, as of March 31, 2009, the Company was required to post collateral with a fair value totaling $300,000 to cover the estimated peak exposure of these swaps. No additional collateral is or will be required to be posted.

15.   Recent Accounting Pronouncements

      Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Effective January 1, 2009, Company adopted Financial Accounting Standards Board Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157," for non-financial assets and non-financial liabilities.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it was reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is to be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. Earlier adoption is prohibited. The

      Company adopted SFAS 160 beginning on January 1, 2009 and with the adoption, presented $74,015 as equity in the Company's consolidated financial statements and modified the presentation of the Company's financial statements as of March 31, 2009 and December 31, 2008 and the periods ended March 31, 2009 and 2008.

      In June 2008,  the FASB  issued  FASB Staff  Position  (FSP) EITF  03-6-1,
      "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company adopted the FSP for the quarter ended March 31, 2009; the adoption of this FSP did not have a significant effect on the Company's financial statements.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The Company adopted this standard January 1, 2009. SFAS No. 161 enhanced disclosures as required under SFAS No. 161 and are included in the Company's financial statements for March 31, 2009.

      In January 2009, the FASB issued FASB Staff Position ("FSP") No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP No. EITF 99-20-1"), which amends the impairment guidance in Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF No. 99-20"). The FSP revises EITF 99-20's impairment guidance for beneficial interests to make it consistent with the requirements of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115") for determining whether an impairment of other debt and equity securities has occurred. The impairment model in SFAS No. 115 enables greater judgment to be exercised in determining whether an OTTI loss needs to be recorded. The impairment model previously provided for in EITF 99-20 limited management's use of judgment in applying the impairment model. FSP EITF No. 99-20-1 was effective as of January 1, 2009. The adoption of FSP No. EITF No. 99-20-1 did not have a material impact on the Company's consolidated financial statements.

      In April 2009, the FASB issued Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP 157-4"). This FSP addresses concerns that FASB Statement No. 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased;
      (b) identifying  circumstances in which a transaction is not orderly;  and
      (c) understanding the fair value measurement  implications of both (a) and
      (b). The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 107-1 and

      APB 28-1. The Company is evaluating the impact of this new standard and will adopt this new standard for the three months ended June 30, 2009.

      In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP 115-2 and 124-2"). This FSP amends the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 157-4 and FSP No. FAS 107-1 and APB 28-1. The Company is evaluating the impact of this new standard and will adopt this new standard for the three months ended June 30, 2009.

      In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP 107-1" and "APB 28-1"). This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 157-4. The Company is evaluating the impact of this new standard and will adopt this new standard for the three months ended June 30, 2009.

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

Both the Company and the Bank are headquartered in Litchfield, Connecticut. The Bank is a full-service commercial bank serving both individuals and businesses generally within Litchfield County Connecticut. Deposits are insured up to specific limits of the Federal Deposit Insurance Act by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank's lending activities include loans secured by residential and commercial mortgages. Other loan products include consumer and business installment lending, as well as other secured and unsecured lending. The Bank has nine banking locations located in the towns of Canton, Torrington, Litchfield, Washington, Marble Dale, Goshen, Roxbury and New Milford, Connecticut. In 1975, the Bank was granted Trust powers by the OCC. The Bank's Trust Department provides trust and fiduciary services to individuals, nonprofit organizations and commercial customers. Additionally, the Bank offers nondeposit retail investment products such as mutual funds, annuities and insurance through its relationship with Infinex Investments, Inc.

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

FINANCIAL CONDITION

Total assets as of March 31, 2009 were $550,284,687, an increase of $18,027,080, or 3.39% from year-end 2008 total assets of $532,257,607.

Net loans and leases increased $26,114,051 or 7.3% over the year-end 2008 amount. Net loans and leases as of March 31, 2009 were $392,506,130, as compared to the year-end 2008 level of $366,392,079. Consistent with Management's strategy to migrate to a more profitable loan composition, commercial loan and lease growth was strong during the first quarter of 2009. Leases, net of unearned income, were $28,349,650 at March 31, 2009, which was an increase of $8,563,780 or 43.28% from the year-end 2008 balance of $19,785,870. The growth in the leasing portfolio is in relatively short-term equipment financing. Commercial mortgages totaled $76,397,014 at March 31, 2009, which was an increase of $8,942,089 or 13.26% from year-end 2008. Growth in commercial mortgages has been in fixed and variable rate products to commercial customers located in our traditional and contiguous markets. Construction mortgages totaled $41,524,670 as compared to the year-end balance of $38,153,503. Growth in this portfolio during the first quarter was in commercial construction loans. The residential mortgage loan portfolio totaled $195,574,353, which was an increase of $3,013,245 from year-end 2008. Much of this growth was in the home equity loans.

As of March 31, 2009, the securities portfolio totaled $115,145,945, as compared to the year-end 2008 balance of $113,502,751. During the first quarter of 2009, approximately $11 million in U.S. Government agency bonds were called. These bonds were replaced with mortgage-backed securities with characteristics of shorter duration and improved liquidity.

At year-end 2008, the due from broker for security sales totaled $9,590,823, as a result of a security traded before December 31, 2008 with proceeds not received until January 2009. There were no similar transactions at March 31, 2009.

Cash and cash equivalents totaled $9,634,617, as compared to the balance of $9,238,783 at year-end 2008. Cash and cash equivalents is comprised of vault cash, Federal funds sold, balances at correspondent banks and the Federal Reserve Bank.

As of March 31, 2009, the Company had a balance of $475,000 in foreclosed real estate. There was no similar amount at year-end 2008.

Total liabilities were $517,954,640 as of March 31, 2009, which was an increase of $18,164,297 from total liabilities of $499,790,343 as of year-end 2008. Total deposits increased by $16,655,263, or 4.85% from their year-end levels. Time certificates of deposit totaled $140,986,961 as of March 31, 2009, which was an increase of 15.46%, or $18,876,100 from year-end 2008. The increase in time deposits is reflective of the customer's desire for yield and the shifting of money market deposits into short term certificates of deposit. Additionally, growth has also been in the Bank's CDARs deposits, which provides FDIC deposit insurance, beyond the $250,000 limit. Savings deposits totaled $65,303,876 at March 31, 2009 which was an increase of 11.47% from the year-end 2008 balance. Growth in savings deposits has been in traditional savings and municipal NOW accounts. Money market deposits decreased by $8,775,606, or 9.43%, as a result of customers seeking higher rates as well to lock in those rates via certificates of deposit.

As of March 31, 2009, repurchase agreements with customers totaled $19,094,439, which was an increase of 4.78% from the year-end 2008 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. During the first quarter of 2009, advances under Federal Home Loan Bank borrowings increased by $17,192,000, while repurchase agreements with financial institutions decreased by $3,950,000. The overall increase in wholesale borrowing is a result of the growth in the loan and lease portfolio during the first quarter. As mentioned previously, the growth in the loan and lease portfolio totaled $26.1 million and outpaced the $16.7 million in deposit growth.

RESULTS OF OPERATIONS- THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Summary

Net income available to common shareholders for the first quarter of 2009 totaled $266,250 versus net income of $498,523 for the first quarter of 2008. Basic and diluted net income per common share for the first quarter of 2009 were both $.11, compared to basic and diluted income per share of $.21 for the first quarter of 2008. The decrease in net income available to common shareholders is due primarily to increases in the provision for loans and lease losses and other noninterest expenses. Additionally contributing to the decrease is the dividend payable on preferred shares.

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

Net interest income on a fully tax-equivalent basis is comprised of the following for the three months ended March 31,

                                              2009              2008
                                          -----------       -----------
      Interest and dividend income        $ 6,561,229       $ 7,256,436
      Tax-equivalent adjustments (1)          103,798           153,604
      Interest expense                     (2,588,662)       (3,679,047)
                                          -----------       -----------
      Net interest income                 $ 4,076,365       $ 3,730,993
                                          ===========       ===========

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the three months ended March 31, 2009 and 2008. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                             Three months ended March 31, 2009            Three months ended March 31, 2008
                                        -----------------------------------------    ------------------------------------------
                                                             Interest                                   Interest
                                           Average           Earned/      Yield/        Average          Earned/         Yield/
                                           Balance            Paid         Rate         Balance           Paid           Rate
Assets
Interest Earning Assets:
Loans and leases                        $ 379,642,000     $   5,393,138     5.68%    $ 334,537,000     $   5,528,611      6.61%
Investment securities                     117,522,000         1,257,051     4.28%      145,219,000         1,834,637      5.05%
Other interest earning assets               4,486,000            14,838     1.32%        6,302,000            46,792      2.97%
                                        -------------     -------------              -------------     -------------
Total interest earning assets             501,650,000         6,665,027     5.31%      486,058,000         7,410,040      6.10%
                                        -------------     -------------    -----     -------------     -------------     -----
Allowance for loan and
 lease losses                              (3,723,000)                                  (2,173,000)
Cash and due from banks                    13,566,000                                   11,346,000
Premises and equipment                      7,333,000                                    7,726,000
Net unrealized losses on
 securities                                  (255,000)                                    (673,000)
Other assets                               20,387,000                                   15,978,000
                                        -------------                                -------------
Total Average Assets                    $ 538,958,000                                $ 518,262,000
                                        =============                                =============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                        $  63,882,000           111,497     0.70%    $  58,398,000           189,676      1.30%
Money Market deposits                      88,926,000           280,172     1.26%       82,963,000           456,767      2.20%
Time deposits                             133,130,000           885,931     2.66%      134,172,000         1,452,676      4.33%
Borrowed funds                            143,879,000         1,311,062     3.64%      144,321,000         1,579,928      4.38%
                                        -------------     -------------              -------------     -------------
Total interest bearing liabilities        429,817,000         2,588,662     2.41%      419,854,000         3,679,047      3.51%
                                                          -------------    -----                       -------------     -----
Demand deposits                            68,383,000                                   64,714,000
Other liabilities                           8,087,000                                    4,834,000
Shareholders' Equity                       32,671,000                                   28,860,000
                                        -------------                                -------------
Total liabilities and equity            $ 538,958,000                                $ 518,262,000
                                        =============                                =============

Net interest income                                       $   4,076,365                                $   3,730,993
                                                          =============                                =============
Net interest spread                                                         2.90%                                         2.59%
                                                                           =====                                         =====
Net interest margin                                                         3.25%                                         3.07%
                                                                           =====                                         =====

RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                                   03/31/09 Compared to 03/31/08
                                                     Increase (Decrease) Due to
                                                     --------------------------

                                              Volume            Rate            Total
                                            -----------     -----------     -----------
      Interest earned on:
      Loans and leases                      $   694,143     $  (829,616)    $  (135,473)
      Investment securities                    (379,656)       (197,930)       (577,586)
      Other interest earning assets             (10,928)        (21,026)        (31,954)
                                            -----------     -----------     -----------
      Total interest earning assets             303,559      (1,048,572)       (745,013)
                                            -----------     -----------     -----------

      Interest paid on:
      Deposits                                   76,526        (898,045)       (821,519)
      Borrowed money                             (4,853)       (264,013)       (268,866)
                                            -----------     -----------     -----------
      Total interest bearing liabilities         71,673      (1,162,058)     (1,090,385)
                                            -----------     -----------     -----------

      Increase in net interest income       $   231,886     $   113,486     $   345,372
                                            ===========     ===========     ===========

Tax-equivalent  net  interest  income  for the  first  quarter  of 2009  totaled
$4,076,365, an increase of $345,372, or 9.13% from the first quarter of 2008. Both the increase in the volume of earning assets as well as increased interest margin contributed to the improvement in net interest income. The effect of increased volume of earning assets over interest bearing liabilities increased net interest income by $231,886. Also, the Company was able to decrease its cost of deposit interest to a greater degree than the interest earned on earning assets which resulted in $113,486 in additional net interest income.

Average earning assets for the first quarter of 2009 totaled $501,650,000, which was $15,592,000 or 3.21% higher than average earning assets for the first quarter of 2008 which totaled $486,058,000. This increase in earning assets, contributed to an additional $303,559 in net interest income. Average loans and leases increased by $45,105,000, or 13.48%, while average investments decreased by $27,697,000 or 19.07%. The increase in loans and leases came from organic growth in commercial leasing and mortgage lending. The decrease in the securities portfolio is the result of the strategy to change the mix of earning assets from investments to loans. The mix of earning assets for the first quarter of 2009 was 76% loans to 23% investments versus the first quarter 2008 mix of 69% loans to 30% investments.

The tax equivalent net interest margin improved 18 basis points from 3.07% in the first quarter of 2008 to 3.25% for the first quarter of 2009. Funding costs decreased by 110 basis points while the tax equivalent yield on earning assets decreased by 79 basis points. The continued low interest rate environment has allowed management to decrease its deposit rates over the last year. Although yields on earning assets have been subject to similar declines, the aforementioned strategy to shift to a more profitable mix of earning assets has offset some of this decline. Additionally, many interest earning assets are priced off of longer market indices, which are not as dramatically impacted by decreases in short term rates. Retail deposits are the primary source of the Company's funding; therefore, competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the first quarter of 2009 totaled $270,000, which is an increase of $195,000 from the first quarter of 2008. The provision for loan and lease losses is determined quarterly based on the calculation of the allowance for loan and lease losses. (See discussion of the Allowance for Loan and Lease Losses.)

During the first quarter of 2009, the Company recorded net charge-offs of $374,996 compared to first quarter 2008 net charge-offs of $31,129. The change in the level of charge-offs from 2008 to 2009 is due to residential loan charge-offs in 2009 and higher levels of charge-off activity from the consumer automobile loan portfolio, which the Bank purchased in 2006. The change in the level of charge-offs from 2008 to 2009 is considered by Management to be reflective of a weakening consumer credit environment.

Noninterest Income

Noninterest income for the first quarter of 2009 totaled $814,046, versus first quarter 2008 income of $856,022. The decrease in noninterest income is primarily attributable to lower levels of fee income from the Bank's Trust and Wealth Management activities.

Trust income totaled $272,056, compared to first quarter 2008 income of $339,524. The decline from first quarter 2008 levels is due to market declines of assets under management. Income from banking service charges and fees increased by $18,008, or 5.22%, from the first quarter of 2008. This increase is due primarily to higher levels of deposit service charges, wire transfer, and master money interchange fees. Other noninterest income totaled $82,088, which was an increase of $20,454, or 33.19% from the first quarter of 2008. This increase is a result of income from the sale of residential mortgage loans in the secondary market.

Noninterest Expense

First quarter 2009 noninterest expense totaled $4,022,879, increasing 5.89%, or $223,836 from the first quarter 2008 expense of $3,799,043. Increases in noninterest expenses are reflected in benefits, legal, computer services, consulting fees and expenses for the management of foreclosed properties. The impact of these increases was mitigated by cost containment efforts for advertising, salaries, insurance, travel and memberships.

Other noninterest expenses totaled $733,995 which is an increase of $170,765, or 30.32% from the first quarter of 2008. The majority of the increase is a result of higher 2009 costs for FDIC insurance, exam and audit fees which totaled $213,601 above first quarter 2008 costs. In addition to the already increased premiums for FDIC insurance, the Company is aware of the proposed increases to the FDIC insurance expense via a one-time special assessment later this year. This assessment could significantly increase other noninterest expense for the year.

Income Taxes

The first quarter 2009 provision for income taxes totaled $69,914, which is an increase of $9,069 or 14.91% from the first quarter of 2008 provision of $60,845. The effective tax rate for the first quarter of 2009 was 14% as compared to 11% for the first quarter of 2008. The higher tax rate is due to decreased proportion of tax-exempt to taxable income in 2009.

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

As of March 31, 2009, the Company had $124,907,713 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments is anticipated to be met through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

Shareholders' equity totaled $32,330,047 as of March 31, 2009 as compared with $32,467,264 as of December 31, 2008. The decrease in shareholders' equity is due to the Company's unrealized loss on available for sale securities, and other comprehensive income charges related to the recognition of the unfunded pension liability and cash flow hedges, as well as common and preferred dividends, offset by net income. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. During the third and fourth quarters of 2008 the Company increased its investment in the Bank's equity by a total of $4,000,000. During the first quarter of 2009, the Company increased its investment in the Bank's equity by an additional $4,000,000. These actions were executed to insure the Bank maintained capital at levels considered to be well-capitalized by the federal banking agency capital adequacy guidelines.

The various capital ratios of the Company and the Bank are as follows as of March 31, 2009:

                                         Well-Capitalized
                                          Capital Levels       The Company      The Bank
                                          --------------       -----------      --------
TIER 1:
      Leverage capital ratio                   5.00%              7.44%           6.65%

      Risk-based capital ratio                 6.00%             10.36%           9.26%

      Total risk-based capital ratio          10.00%             11.29%          10.20%

Included in the Company's capital used to determine these ratios at March 31, 2009 is $9.8 million related to the Company's investment in First Litchfield Statutory Trust I and First Litchfield Statutory Trust II, which is recorded as subordinated debt in the Company's balance sheets at March 31, 2009 and December 31, 2008, respectively. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, stricter limitations. The Company has until March 31, 2011, (previously March 31, 2009), to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company. On December 12, 2008 the Company participated in the United States Department of the Treasury's Troubled Assets Relief Program ("TARP") Capital Purchase Program ("CPP".) CPP (also known as TARP capital), and issued $10,000,000 of cumulative perpetual preferred stock with a common stock warrant attached to the U. S. Treasury. The Company's purpose in participating in the TARP CPP was to insure that the Company and the Bank maintained its well-capitalized status given the uncertain economic environment.

On December 12, 2008, under the TARP CPP, the Company sold 10,000 shares of senior preferred stock to the U.S. Treasury, having a liquidation amount equal to $1,000 per share, or $10,000,000. Although the Company is currently well-capitalized under regulatory guidelines, the Board of Directors believed it was advisable to take advantage of the TARP CPP to raise additional capital to ensure that during these uncertain times, the Company is well-positioned to support the Company's existing operations as well as anticipated future growth. Additional information concerning the TARP CPP is included in the Company's 2008 Form 10-K/A Amendment Number One, as filed with the Securities Exchange Commission on April 23, 2009.

The Company expects that it (and the banking industry as a whole) may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past. In addition, as the cumulative dividend rate on the senior preferred stock issued in the TARP CPP increases from 5% to 9% in 2013, the Company will incur increased capital costs if the senior preferred stock is not redeemed at or prior to that time. Therefore, in addition to maintaining higher levels of capital, the Company's capital structure may be subject to greater variation over the next few years than has been true historically.

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

There were no material changes in loan or lease concentrations or loan or lease quality that had a significant effect on the allowance for loan and lease losses calculation at March 31, 2009. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

At March 31, 2009, the allowance for loan and lease losses was equivalent to 52% of total non-performing assets as compared with 66% of total non-performing assets at December 31, 2008. As of March 31, 2009, non-performing assets, loans and leases were $6,944,607 and represented 1.77% of total loans, leases and OREO. As of December 31, 2008, non-performing assets and loans and leases totaled $5,639,735 and represented 1.52% of total loans, leases and OREO. The ratio of the allowance for such loan and lease losses to total loans and leases at March 31, 2009 and December 31, 2008 was 0.91% and 1.00% respectively. The ratio of the allowance for loan and lease losses to non-performing assets declined over the first quarter of 2009 due mainly to the increase in non-performing assets, however, the increase in those non-performing assets were comprised of collateral-based loans which did not require a specific allocation of the allowance for loan and lease losses and therefore did not result in an increase to the allowance. Changes in the allowance for loan and lease losses for the three month periods ended March 31, 2009 and 2008 are as shown below:

      For the three months ended March 31,                         2009            2008
                                                               -----------     -----------
      Balance at beginning of the year                         $ 3,698,820     $ 2,151,622

      Provision for loan and lease losses                          270,000          75,000
      Loans and leases charged off                                (420,125)        (36,260)
      Recoveries of loans and leases previously charged-off         45,129           5,131
                                                               -----------     -----------

      Balance as of March 31,                                  $ 3,593,824     $ 2,195,493
                                                               ===========     ===========

The following table summarizes the Bank's Other Real Estate Owned ("OREO"), past due in excess of 90 days and non-accrual loans and leases, and total nonperforming assets as of March 31, 2009 and December 31, 2008.

                                                     March 30, 2009    December 31, 2008
                                                     --------------    -----------------
Nonaccrual loans and leases                           $  6,469,607       $  5,639,735

Other real estate owned                                    475,000                 --
                                                      ------------       ------------

Total nonperforming assets                            $  6,944,607       $  5,639,735
                                                      ============       ============

Loans and leases past due in excess of 90 days and
 accruing interest                                    $         --       $     19,603
                                                      ============       ============

POTENTIAL PROBLEM LOANS

As of March 31, 2009, there were five loans totaling $1.5 million which are not disclosed above which cause Management to have concern as to the ability of the borrowers to comply with the present loan repayment terms. The Bank's carrying value of these loans totaled $1.5 million at March 31, 2009. These loans are still accruing interest but are classified as impaired. Although these loans are currently performing, Management views them as having potential and well-defined weaknesses that could jeopardize the liquidation of the debt.

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

      o Whether the decline is due to interest rates and spreads or credit risk; and

      o     The value of underlying collateral.

Adverse changes in the factors used by management to determine if a security is OTTI could lead to additional impairment charges. Conditions affecting a security that the Company determined to be temporary could become other than temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge. During the third and fourth quarters of 2008, the Company recorded OTTI losses totaling $9,422,650 related to the Company's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock, and two pooled trust preferred securities. There have been no OTTI losses during 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At March 31, 2009, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

As of the end of the period covered by this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank (or any of their properties) is the subject of any material pending legal proceedings other than routine litigation that is incidental to its business.

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

21.           List of Subsidiaries of First  Litchfield  Financial  Corporation.
              Exhibit is incorporated by reference to Exhibit 21 set forth in the Company's 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 15, 2009.

23.           Consent of McGladrey & Pullen, LLP.

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

Dated:  May 14, 2009                    FIRST LITCHFIELD FINANCIAL
                                        CORPORATION

                                          By: /s/ Joseph J. Greco
                                              -------------------
                                              Joseph J. Greco, President and
                                              Chief Executive Officer

Dated:  May 14, 2009                      By: /s/ Carroll A. Pereira
                                              ----------------------
                                              Carroll A. Pereira
                                              Principal Financial and
                                              Accounting Officer