Form 10-Q
period 2009-06-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2009-08-19
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                  For the Quarterly period ended: June 30, 2009

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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                 Yes [_] No [_]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_]Non-accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,356,875 shares of Common Stock, par value $.01 per share, were outstanding at August 10, 2009.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

        Item 1 - Financial Statements

        Consolidated Balance Sheets - June 30, 2009 and December 31, 2008
        (unaudited) ...........................................................3

        Consolidated Statements of Income - Three and Six months ended
        June 30, 2009 and 2008 (unaudited) ....................................4

        Consolidated Statements of Changes in Shareholders' Equity - Six
        months ended June 30, 2009 and 2008 (unaudited) .......................5

        Consolidated Statements of Cash Flows - Six months ended
        June 30, 2009 and 2008 (unaudited) ....................................6

        Notes to Consolidated Financial Statements (unaudited) ................7

        Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations ............................................31

        Item 4 - Controls and Procedures .....................................46

Part II - Other Information

        Item 1 - Legal Proceedings ...........................................46

        Item 2 - Unregistered Sales of Equity Securities and
        Use of Proceeds [not applicable] .....................................46

        Item 3 - Defaults Upon Senior Securities [not applicable] ............46

        Item 4 - Submission of Matters to a Vote of Security Holders .........46

        Item 5 - Other Information ...........................................48

        Item 6 - Exhibits ....................................................49

Signatures ...................................................................51

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)                                                                June 30,        December 31,
                                                                                                         2009             2008
                                                                                                     -------------    -------------
ASSETS
      Cash and due from banks                                                                        $  34,855,338    $   9,238,320
      Interest - bearing accounts due from banks                                                         7,648,928              463
                                                                                                     -------------    -------------
                                                                         CASH AND CASH EQUIVALENTS      42,504,266        9,238,783
                                                                                                     -------------    -------------
      Securities:
          Available for sale securities, at fair value                                                  83,987,109      113,486,201
          Held to maturity securities (fair value $16,103-2009 and $16,553-2008)                            15,602           16,550
                                                                                                     -------------    -------------
                                                                                  TOTAL SECURITIES      84,002,711      113,502,751
                                                                                                     -------------    -------------

      Federal Home Loan Bank stock, at cost                                                              5,427,600        5,427,600
      Federal Reserve Bank stock, at cost                                                                  225,850          225,850
      Other restricted stock, at cost                                                                      105,000          100,000
      Loans held for sale                                                                               13,728,284        1,013,216

      Loan and lease receivables, net of allowance for loan and lease losses of  $4,029,790 -2009, $3,698,820-2008
                                                                              NET LOANS AND LEASES     378,792,440      366,392,079
      Premises and equipment, net                                                                        7,171,167        7,370,252
      Deferred income taxes                                                                              5,021,166        5,082,957
      Accrued interest receivable                                                                        1,927,445        2,262,918
      Cash surrender value of life insurance                                                            10,610,856       10,416,651
      Due from broker for security sales                                                                        --        9,590,823
      Other assets                                                                                       1,501,694        1,633,727
                                                                                                     -------------    -------------

                                                                                      TOTAL ASSETS   $ 551,018,479    $ 532,257,607
                                                                                                     =============    =============
LIABILITIES
      Deposits:
          Noninterest bearing                                                                        $  72,638,038    $  69,548,261
          Interest bearing                                                                             304,512,562      273,778,363
                                                                                                     -------------    -------------
                                                                                    TOTAL DEPOSITS     377,150,600      343,326,624

      Federal Home Loan Bank advances                                                                   80,000,000       81,608,000
      Repurchase agreements with financial institutions                                                 22,500,000       26,450,000
      Repurchase agreements with customers                                                              18,939,133       18,222,571
      Junior subordinated debt issued by unconsolidated trust                                           10,104,000       10,104,000
      Collateralized borrowings                                                                          1,118,720        1,375,550
      Capital lease obligation                                                                           1,056,198        1,065,563
      Due to broker for security purchases                                                                      --       12,994,945
      Accrued expenses and other liabilities                                                             7,340,897        4,643,090
                                                                                                     -------------    -------------

                                                                                 TOTAL LIABILITIES     518,209,548      499,790,343
                                                                                                     -------------    -------------

EQUITY
SHAREHOLDERS' EQUITY
      Preferred stock $.00001 par value; 1,000,000 shares authorized, 10,000 shares                             --               --
        outstanding as of 6/30/09 and 12/31/08
      Common stock $.01 par value
          Authorized - 5,000,000 shares
          2009 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares
          2008 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares                                  25,042           25,038
      Additional paid-in capital                                                                        37,922,451       37,892,831
      Accumulated deficit                                                                               (1,529,138)      (3,325,920)
      Less: Treasury stock at cost- 149,747 as of 6/30/09 and 12/31/08                                  (1,154,062)      (1,154,062)
      Accumulated other comprehensive loss, net of taxes                                                (2,561,864)      (1,024,498)
                                                                                                     -------------    -------------
                                                       TOTAL FIRST LITCHFIELD FINANCIAL CORPORATION
                                                                               SHAREHOLDERS' EQUITY     32,702,429       32,413,389
                                                                                                     -------------    -------------
NONCONTROLLING INTERESTS                                                                                   106,502           53,875
                                                                                                     -------------    -------------
                                                                                       TOTAL EQUITY     32,808,931       32,467,264
                                                                                                     -------------    -------------

                                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 551,018,479    $ 532,257,607
                                                                                                     =============    =============

See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                           June 30,
                                                                     2009              2008             2009              2008
                                                                --------------    --------------   --------------    --------------
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans and leases                      $    5,499,776    $    5,304,303   $   10,889,493    $   10,814,168
                                                                --------------    --------------   --------------    --------------

     Interest and dividends on securities:
           Mortgage-backed securities                                  688,193           982,061        1,387,709         1,655,389
           US Treasury and other securities                             99,174           426,684          274,546           928,626
           State and municipal securities                              212,905           289,966          426,187           626,385
           Trust Preferred and other securities                         34,041           101,155          102,545           219,776
                                                                --------------    --------------   --------------    --------------
                Total interest on securities                         1,034,313         1,799,866        2,190,987         3,430,176
                                                                --------------    --------------   --------------    --------------
     Other interest income                                               5,627            68,343           20,465           167,386
                                                                --------------    --------------   --------------    --------------
                           TOTAL INTEREST AND DIVIDEND INCOME        6,539,716         7,172,512       13,100,945        14,411,730
                                                                --------------    --------------   --------------    --------------

INTEREST EXPENSE
     Interest on deposits:
           Savings                                                      78,361           116,210          189,858           305,886
           Money market                                                191,934           365,400          472,106           822,167
           Time certificates of deposit                                950,216         1,393,292        1,836,147         2,845,968
                                                                --------------    --------------   --------------    --------------
                                   TOTAL INTEREST ON DEPOSITS        1,220,511         1,874,902        2,498,111         3,974,021
     Interest on Federal Home Loan Bank advances                       887,866         1,014,625        1,765,174         2,022,423
     Interest on repurchase agreements                                 259,663           410,817          554,876           749,237
     Interest on subordinated debt                                     136,379           125,813          238,003           315,761
     Interest on collateralized borrowings                              20,332            25,379           43,151            54,803
     Interest on capital lease obligation                               14,037            14,279           28,135            28,617
                                                                --------------    --------------   --------------    --------------
                                       TOTAL INTEREST EXPENSE        2,538,788         3,465,815        5,127,450         7,144,862
                                                                --------------    --------------   --------------    --------------
                                          NET INTEREST INCOME        4,000,928         3,706,697        7,973,495         7,266,868
PROVISION FOR LOAN AND LEASE LOSSES                                    517,589           137,000          787,589           212,000
                                                                --------------    --------------   --------------    --------------
                          NET INTEREST INCOME AFTER PROVISION
                                    FOR LOAN AND LEASE LOSSES        3,483,339         3,569,697        7,185,906         7,054,868
                                                                --------------    --------------   --------------    --------------
NONINTEREST INCOME
     Banking service charges and fees                                  389,301           380,741          752,488           725,920
     Trust                                                             275,483           333,569          547,539           673,093
     Gains on available for sale securities                            321,074            20,899          321,074            32,841
     Increase in cash surrender value of life insurance                 97,491            99,833          194,205           197,576
     Gains on the sale of loans                                         17,379             6,231           60,440            10,302
     Other                                                             129,744            98,193          168,772           172,974
                                                                --------------    --------------   --------------    --------------
                                     TOTAL NONINTEREST INCOME        1,230,472           939,466        2,044,518         1,812,706
                                                                --------------    --------------   --------------    --------------
NONINTEREST EXPENSE
     Salaries                                                        1,625,898         1,719,704        3,189,040         3,317,339
     Employee benefits                                                 432,187           450,090          909,947           891,839
     Net occupancy                                                     304,275           292,397          629,525           604,223
     Equipment                                                         149,122           154,770          296,518           314,384
     Legal fees                                                        125,930            54,668          241,793           117,620
     Directors fees                                                     47,225            50,200           93,975           100,300
     Computer services                                                 286,082           214,114          578,227           487,087
     Supplies                                                           36,525            44,925           73,674            90,429
     Commissions, services and fees                                    121,467           127,796          252,552           244,038
     Postage                                                            38,140            33,417           75,010            73,620
     Advertising                                                       197,567           157,355          313,041           294,370
     FDIC assessments                                                  516,238            51,040          719,226            92,349
     Other                                                             559,513           473,243        1,090,520           995,164
                                                                --------------    --------------   --------------    --------------
                                    TOTAL NONINTEREST EXPENSE        4,440,169         3,823,719        8,463,048         7,622,762
                                                                --------------    --------------   --------------    --------------
                                   INCOME BEFORE INCOME TAXES          273,642           685,444          767,376         1,244,812
(BENEFIT) PROVISION FOR INCOME TAXES                                    (5,357)           68,996           64,557           129,841
                                                                --------------    --------------   --------------    --------------
                   NET INCOME BEFORE NONCONTROLLING INTERESTS          278,999           616,448          702,819         1,114,971
                                    NET INCOME ATTIBUTABLE TO
                                     NONCONTROLLING INTERESTS          (32,487)               --          (52,627)               --
                                                                --------------    --------------   --------------    --------------
                                                   NET INCOME   $      246,512    $      616,448   $      650,192    $    1,114,971
                  DIVIDENDS AND ACCRETION ON PREFERRED SHARES          137,606                --          275,036                --
                                                                --------------    --------------   --------------    --------------
                  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS   $      108,906    $      616,448   $      375,156    $    1,114,971
                                                                ==============    ==============   ==============    ==============
INCOME PER SHARE
                            BASIC NET INCOME PER COMMON SHARE   $         0.05    $         0.26   $         0.16    $         0.47
                                                                ==============    ==============   ==============    ==============
                          DILUTED NET INCOME PER COMMON SHARE   $         0.05    $         0.26   $         0.16    $         0.47
                                                                ==============    ==============   ==============    ==============
DIVIDENDS PER SHARE                                             $         0.05    $         0.15   $         0.10    $         0.30
                                                                ==============    ==============   ==============    ==============

 See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                                 Retained                Accumulated
                                   Non-                            Additional    Earnings                   Other         Total
                               controlling Preferred   Common       Paid-In   (Accumulated    Treasury  Comprehensive  Shareholders'
                                Interests    Stock      Stock       Capital      Deficit)      Stock         Loss         Equity
                                ---------  ---------  ----------  -----------  -----------  ------------  -----------  ------------
Six months ended June 30, 2008
Balance, December 31, 2007      $  50,000  $      --  $   25,012  $27,858,841  $ 2,623,110  $   (926,964) $(1,267,387) $ 28,362,612
Adoption of EITF 06-4 as of
 January 1, 2008                       --         --          --           --      (12,272)           --           --       (12,272)
Comprehensive income (loss):
Net income                             --         --          --           --    1,114,971            --                  1,114,971
Other comprehensive loss, net
 of taxes:
    Net unrealized holding
          loss on available
          for sale securities          --         --          --           --           --            --   (2,867,053)   (2,867,053)
    Net actuarial loss and
          prior service cost
          for pension benefits                                                                               (316,372)     (316,372)
                                                                                                                       ------------
Other comprehensive loss                                                                                                 (3,183,425)
                                                                                                                       ------------
Total comprehensive loss                                                                                                 (2,068,454)
Cash dividends declared: $0.30
 per share                             --         --          --           --     (710,409)           --           --      (710,409)
Purchase of treasury shares            --         --          --           --           --      (186,052)          --      (186,052)
Stock options exercised -
 1,893 shares                                                 19       20,463                                                20,482
Tax benefit on stock options
 exercised                                                              2,025                                                 2,025
Restricted stock grants and
 expense                               --         --           2        3,822           --            --           --         3,824
                                ---------  ---------  ----------  -----------  -----------  ------------  -----------  ------------
Balance, June 30, 2008          $  50,000  $      --  $   25,033  $27,885,151  $ 3,015,400  $ (1,113,016) $(4,450,812) $ 25,411,756
                                =========  =========  ==========  ===========  ===========  ============  ===========  ============

Six months ended June 30, 2009
Balance, December 31, 2008      $  53,875  $      --  $   25,038  $37,892,831  $(3,325,920) $ (1,154,062) $(1,024,498) $ 32,467,264
Comprehensive income (loss):
Net income (loss)                  52,627         --          --           --      650,192            --           --       702,819
Other comprehensive income
 (loss), net of taxes:
    Net unrealized holding
          loss on available
          for sale securities          --         --          --           --           --            --      (23,127)      (23,127)
    Net unrealized holding
          gain on cash flow
          hedges                                                                                              107,287       107,287
    Net actuarial gain and
          prior service cost
          for pension benefits         --         --          --           --           --            --       35,787        35,787
                                                                                                                       ------------
Other comprehensive income                                                                                                  119,947
                                                                                                                       ------------
Total comprehensive income                                                                                                  822,766
Cumulative effect of adopting
  FSP FAS 115-2 and FAS 124-2
  (net of $853,767 tax
  effect)                              --         --          --           --    1,657,313            --   (1,657,313)           --
Cash dividends declared: $0.10
 per share                                        --          --           --     (235,687)           --           --      (235,687)
Restricted stock grants and
 expense                               --         --           4        4,584           --            --           --         4,588
Preferred stock dividends                                                         (250,000)                                (250,000)
Accretion of discount on
 preferred stock                       --         --          --       25,036      (25,036)           --           --            --
                                ---------  ---------  ----------  -----------  -----------  ------------  -----------  ------------
Balance, June 30, 2009          $ 106,502  $      --  $   25,042  $37,922,451  $(1,529,138) $(1,154,062)  $(2,561,864) $ 32,808,931
                                =========  =========  ==========  ===========  ===========  ============  ===========  ============

See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                June 30,
                                                                                           2009              2008
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $    650,192    $  1,114,971
Adjustments to reconcile net income to net cash provided by operating activities:
                Net income attributable to non-controlling interest                           52,627              --
                Amortization (accretion) amortization of discounts and premiums
                  on investment securities, net                                              150,252         (78,435)
                Provision for loan and lease losses                                          787,589         212,000
                Depreciation and amortization                                                350,456         372,100
                Gains on sale of available for sale securities                              (321,074)        (32,841)
                Loss on sale of foreclosed real estate                                        55,640              --
                Losses on sales of repossessed assets                                        185,865          11,937
                Loans originated for sale                                                 (9,008,409)     (1,515,000)
                Proceeds from sales of loans held for sale                                 9,359,065       1,525,302
                Gains on sales of loans held for sale                                        (60,440)        (10,302)
                (Gain) losses on disposals of bank premises and equipment                     (3,300)          2,188
                Stock based compensation                                                       4,588           3,824
                Decrease in accrued interest receivable                                      335,473         135,025
                (Increase) decrease in other assets                                         (118,893)        296,593
                Increase in cash surrender value of life insurance                          (194,205)       (197,576)
                Increase in deferred loan origination costs                                  (60,013)        (63,759)
                Increase (decrease) in accrued expenses and other liabilities                159,130        (135,161)
                                                                                        ------------    ------------
                    Net cash provided by operating activities                              2,324,543       1,640,866
                                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
                Proceeds from maturities and principal payments                           45,966,023      18,721,350
                Purchases                                                                (50,785,340)    (52,095,778)
                Proceeds from sales                                                       31,050,068       5,930,151
Held to maturity mortgage-backed securities:
                Proceeds from maturities and principal payments                                  948           2,009
Purchase of restricted stock                                                                  (5,000)         (5,000)
Purchase of Federal Home Loan Bank stock                                                          --        (302,600)
Net increase in loans and leases                                                         (28,832,328)    (10,046,774)
Purchase of bank premises and equipment                                                     (151,371)       (110,754)
Proceeds from sale of bank premises and equipment                                              3,300              --
Proceeds from sale of foreclosed real estate                                                 419,360              --
Proceeds from sales of repossessed assets                                                     56,676         154,064
                                                                                        ------------    ------------
                Net cash provided by (used in) investing activities                       (2,277,664)    (37,753,332)
                                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market and demand deposits                                  1,750,359         414,916
Net increase in certificates of deposit                                                   32,073,617       8,724,955
Net (decrease) increase in Federal Home Loan Bank overnight borrowings                    (1,608,000)      4,262,000
Net (decrease) increase in repurchase agreements with financial institutions              (3,950,000)     28,000,000
Net increase (decrease) in repurchase agreements with customers                              716,562      (1,524,959)
Net decrease in collateralized borrowings                                                   (256,830)       (297,015)
Principal repayments on capital lease obligation                                              (9,365)         (8,883)
Purchase of treasury shares                                                                       --        (186,052)
Proceeds from the exercise of stock options                                                       --          20,482
Tax benefit of stock options exercised                                                            --           2,025
Dividends paid on common stock                                                              (497,740)       (710,966)
                                                                                        ------------    ------------
                Net cash provided by financing activities                                 28,218,603      38,696,503
                                                                                        ------------    ------------
                Net decrease in cash and cash equivalents                                 28,265,482       2,584,037
CASH AND CASH EQUIVALENTS, at beginning of period                                          9,238,783      21,497,194
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, at end of period                                             $ 37,504,265    $ 24,081,231
                                                                                        ============    ============
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
                Interest on deposits and borrowings                                     $  5,127,218    $  7,144,394
                                                                                        ============    ============
                Income taxes                                                            $      1,000    $      1,000
                                                                                        ============    ============
Noncash investing and financing activities:
                Accrued dividends declared                                              $    367,844    $    354,672
                                                                                        ============    ============
                Transfer of loans  to repossessed assets                                $     90,423    $    132,001
                                                                                        ============    ============
                Transfer of loans to foreclosed real estate                             $    475,000    $         --
                                                                                        ============    ============
                Increase in leases and other liabilities for
                equipment payable related to financed leases                            $  2,767,508    $         --
                                                                                        ============    ============
                Increase in mortgage servicing assets, net of amortization              $     99,808    $     16,723
                                                                                        ============    ============
                Increase in liabilities and decrease in retained earnings for
                adoption of EITF 06-4                                                   $         --    $     12,272
                                                                                        ============    ============
                Change in other liabilities related to the unfunded pension liability   $     54,223    $    479,352
                                                                                        ============    ============
                Gross unrealized holding losses on available for sale securities        $  2,884,630    $    690,223
                                                                                        ============    ============
                Transfer of loans to loans held for sale                                $ 13,005,284    $         --
                                                                                        ============    ============
See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet at December 31, 2008 of First Litchfield Financial Corporation (the "Company") has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain 2008 amounts have been reclassified to conform with the 2009 presentation. Such reclassifications had no effect on net income.

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

    These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

    During the first quarter of 2009, the Company entered into two interest rate swap agreements to hedge certain interest rate exposures. The Company does not use derivatives for speculative purposes. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its Consolidated Balance Sheets and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

    The Company applies cash flow hedge accounting to interest rate swaps designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rate. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of these hedging relationships. Changes in the fair value of these interest rate swaps are recorded to "net holding gain on cash flow hedges" as a component of accumulated other comprehensive income (loss) ("OCI") in Shareholders' equity, to the extent they are effective. Amounts recorded to accumulated other comprehensive income (loss) are then reclassified to interest expense as interest on the hedged borrowing is recognized. Any ineffective portion of the change in fair value of these instruments is recorded to interest expense.

3. The Company is required to present basic income per share and diluted income per share in its statements of income. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. Income available to common shareholders has been reduced by preferred share dividends and discount accretion related to the Company`s participation in TARP Capital Purchase program. For the three and six month periods ended June 30, 2009 this amount totaled $108,906 and $375,156, respectively.

    The following is information about the computation of net income per share for the three and six month periods ended June 30, 2009 and 2008.

                                                        Three Months Ended
                                                          June 30, 2009
                                               ------------------------------------
                                                   Net                    Per Share
                                                 Income       Shares       Amount
                                               ----------   ----------   ----------
Basic Net Income Per Share
     Income available to common shareholders   $  108,906    2,356,875   $     0.05
                                                                         ==========
Effect of Dilutive Securities
     Options Outstanding                               --           --
Diluted Net Income Per Share
     Income available to common shareholders
                                               ----------   ----------
     plus assumed conversions                  $  108,906    2,356,875   $     0.05
                                               ==========   ==========   ==========
                                                        Three Months Ended
                                                          June 30, 2008
                                               ------------------------------------
                                                   Net                    Per Share
                                                 Income       Shares       Amount
                                               ----------   ----------   ----------
Basic Net Income Per Share
     Income available to common shareholders   $  616,448    2,366,459   $     0.26
                                                                         ==========
Effect of Dilutive Securities
     Options Outstanding                               --          668
Diluted Net Income Per Share
     Income available to common shareholders
                                               ----------   ----------
     plus assumed conversions                  $  616,448    2,367,127   $     0.26
                                               ==========   ==========   ==========
                                                        Six Months Ended
                                                          June 30, 2009
                                               ------------------------------------
                                                   Net                    Per Share
                                                 Income       Shares       Amount
                                               ----------   ----------   ----------
Basic Net Income Per Share
     Income available to common shareholders   $  375,156    2,356,875   $     0.16
                                                                         ==========
Effect of Dilutive Securities
     Options Outstanding                               --           --
Diluted Net Income Per Share
     Income available to common shareholders
                                               ----------   ----------
     plus assumed conversions                  $  375,156    2,356,875   $     0.16
                                               ==========   ==========   ==========
                                                        Six Months Ended
                                                          June 30, 2008
                                               ------------------------------------
                                                   Net                    Per Share
                                                 Income       Shares       Amount
                                               ----------   ----------   ----------
Basic Net Income Per Share
     Income available to common shareholders   $1,114,971    2,368,223   $     0.47
                                                                         ==========
Effect of Dilutive Securities
     Options Outstanding                               --          804
Diluted Net Income Per Share
     Income available to common shareholders
                                               ----------   ----------
     plus assumed conversions                  $1,114,971    2,369,027   $     0.47
                                               ==========   ==========   ==========

4. Other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on available for sale securities, net cash flow hedges, as well as net pension gain, is as follows:

                                                                                       Three Months Ended
                                                                                          June 30, 2009
                                                                           --------------------------------------------
                                                                            Before-Tax         Tax          Net-of-Tax
                                                                              Amount          Effect          Amount
                                                                           ------------    ------------    ------------
Unrealized holding gain arising during the period                          $    415,892    $   (141,403)   $    274,489
Less:  reclassification adjustment for gain recognized in net income           (321,074)        109,165        (211,909)
                                                                           ------------    ------------    ------------

Unrealized holding gain on available for sale securities, net of taxes           94,818         (32,238)         62,580
Net cash flow hedges, net of taxes                                              442,274        (150,375)        291,899
Net pension gain, net of taxes                                                  130,233         (44,278)         85,955
                                                                           ------------    ------------    ------------
Total other comprehensive income, net of taxes                             $    667,325    $   (226,891)   $    440,434
                                                                           ============    ============    ============
                                                                                       Three Months Ended
                                                                                          June 30, 2008
                                                                           --------------------------------------------
                                                                            Before-Tax         Tax          Net-of-Tax
                                                                              Amount          Effect          Amount
                                                                           ------------    ------------    ------------
Unrealized holding losses arising during the period                        $ (3,164,397)   $  1,075,895    $ (2,088,502)
Add:  reclassification adjustment for gain recognized in net income             (20,899)          7,106         (13,793)
                                                                           ------------    ------------    ------------

Unrealized holding losses on available for sale securities, net of taxes     (3,185,296)      1,083,001      (2,102,295)
Net pension loss, net of taxes                                                 (120,596)         41,003         (79,593)
                                                                           ------------    ------------    ------------
Total other comprehensive loss, net of taxes                               $ (3,305,892)   $  1,124,003    $ (2,181,889)
                                                                           ============    ============    ============
                                                                                         Six Months Ended
                                                                                          June 30, 2009
                                                                           --------------------------------------------
                                                                            Before-Tax         Tax          Net-of-Tax
                                                                              Amount          Effect          Amount
                                                                           ------------    ------------    ------------
Unrealized holding gain arising during the period                          $    286,033    $    (97,251)   $    188,782
Less:  reclassification adjustment for gain recognized in net income           (321,074)        109,165        (211,909)
                                                                           ------------    ------------    ------------

Unrealized holding losses on available for sale securities, net of taxes        (35,041)         11,914         (23,127)
Net cash flow hedges, net of taxes                                              162,556         (55,269)        107,287
Net pension gain, net of taxes                                                   54,223         (18,436)         35,787
                                                                           ------------    ------------    ------------
Total other comprehensive income, net of taxes                             $    181,738    $    (61,791)   $    119,947
                                                                           ============    ============    ============
                                                                                         Six Months Ended
                                                                                          June 30, 2008
                                                                           --------------------------------------------
                                                                            Before-Tax         Tax          Net-of-Tax
                                                                              Amount          Effect          Amount
                                                                           ------------    ------------    ------------
Unrealized holding losses arising during the period                        $ (4,311,178)   $  1,465,800    $ (2,845,378)
Add:  reclassification adjustment for gain recognized in net income             (32,841)         11,166         (21,675)
                                                                           ------------    ------------    ------------

Unrealized holding losses on available for sale securities, net of taxes     (4,344,019)      1,476,966      (2,867,053)
Net pension loss, net of taxes                                                 (479,352)        162,980        (316,372)
                                                                           ------------    ------------    ------------
Total other comprehensive loss, net of taxes                               $ (4,823,371)   $  1,639,946    $ (3,183,425)
                                                                           ============    ============    ============

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

     Components of net periodic benefit cost for the three months ended June 30:

                                                2009        2008
                                              --------    --------
            Service cost                      $     --    $     --
            Interest cost                       42,700      46,306
            Expected return on plan assets     (43,104)    (50,363)
            Amortization of unrealized loss     19,523      14,812
                                              --------    --------
            Net periodic benefit cost         $ 19,119    $ 10,755
                                              ========    ========

     Components of net periodic benefit cost for the six months ended June 30:

                                                2009         2008
                                             ---------    ---------
           Service cost                      $      --    $      --
           Interest cost                        85,400       92,613
           Expected return on plan assets      (86,208)    (100,727)
           Amortization of unrealized loss      39,046       29,625
                                             ---------    ---------
           Net periodic benefit cost         $  38,238    $  21,511
                                             =========    =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. The Company views its investment in the FHLBB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as:
     1) the significance of the decline in net assets of the FHLBB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLBB; and 3) the liquidity position of the FHLBB. The FHLBB announced in February 2009 that it would suspend its dividend for the first quarter of 2009, and will likely not pay any dividends for the remainder of 2009, and will continue its moratorium on excess stock repurchases announced in December 2008. The FHLBB noted their primary concern related to the impact of other than temporary impairment ("OTTI") charges recorded on private label mortgage-backed securities (MBS) as of December 31, 2008.

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

     Federal Home Loan Bank advances as of June 30, 2009 are as follows:

         due    10/02/2009          6,000,000  @    4.50%
         due    11/30/2009          5,000,000  @    3.95%
         due     6/24/2010          5,000,000  @    4.15%
         due    11/02/2010         10,000,000  @    4.45%
         due     5/29/2012          5,000,000  @    4.32%
         due     5/02/2014          7,000,000  @    4.59% , callable 5/3/2010
         due     8/20/2014          7,000,000  @    4.25% , callable 8/20/2009
         due     5/05/2016         10,000,000  @    4.53% , callable 8/5/2009
         due     3/23/2017         10,000,000  @    4.29% , callable 9/23/2009
         due     7/20/2017         10,000,000  @    4.29% , callable 7/20/2009
         due    11/20/2017          5,000,000  @    4.29% , callable 11/19/2012
                                -------------
                     Total      $  80,000,000
                                =============

     As of June 30, 2009, the Bank had borrowings under repurchase agreements with financial institutions totaling $22,500,000. This amount includes borrowings:

         due     3/12/2013         12,500,000  @    3.19% , callable 3/12/2013
         due     5/23/2013         10,000,000  @    3.64% , callable 5/23/2011
                                -------------
                     Total      $  22,500,000
                                =============

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the provision for income taxes as reported in the statements of income is as follows:

                                                              For the three months ended June 30,
                                                       -------------------------------------------------
                                                                 2009                     2008
                                                       ----------------------     ----------------------
Provision for income taxes at statutory Federal rate   $  93,038           34%    $ 233,052           34%
Increase (decrease) resulting from:
              Tax exempt income                         (107,910)         (39)     (180,877)         (27)
              Nondeductible interest expense               5,948            2        11,551            2
              Other                                        3,567            1         5,270            1
                                                       ---------    ---------     ---------    ---------
(Benefit) Provision for income taxes                   $  (5,357)          (2)%   $  68,996           10%
                                                       =========    =========     =========    =========
                                                               For the six months ended June 30,
                                                       -------------------------------------------------
                                                                 2009                     2008
                                                       ----------------------     ----------------------
Provision for income taxes at statutory Federal rate   $ 260,908           34%    $ 423,236           34%
Increase (decrease) resulting from:
              Tax exempt income                         (215,859)         (28)     (329,721)         (26)
              Nondeductible interest expense              12,508            1        25,784            2
              Other                                        7,000            1        10,542            1
                                                       ---------    ---------     ---------    ---------
Provision for income taxes                             $  64,557            8%    $ 129,841           11%
                                                       =========    =========     =========    =========

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at June 30, 2009 and December 31, 2008 are as follows:

AVAILABLE FOR SALE                                                         June 30, 2009
                                                   ---------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized          Fair
                                                       Cost            Gains           Losses            Value
                                                   -------------   -------------    -------------    -------------
Debt Securities:
      U.S. Treasury Securities                         3,090,833          66,316               --    $   3,157,149
      U.S. Government Agency securities                4,202,232          26,528               --        4,228,760
      State and Municipal Obligations                 19,924,546          39,644         (825,706)      19,138,484
      Trust Preferred Securities (1)                   2,993,836              --       (2,028,156)         965,680
                                                   -------------   -------------    -------------    -------------
                                                      30,211,447         132,488       (2,853,862)      27,490,073
                                                   -------------   -------------    -------------    -------------
Mortgage-Backed Securities:
      GNMA                                               489,836           8,242             (138)         497,940
      FNMA                                            29,657,179         284,355          (13,033)      29,928,501
      FHLMC                                           23,875,049         152,951           (2,658)      24,025,342
                                                   -------------   -------------    -------------    -------------
                                                      54,022,064         445,548          (15,829)      54,451,783
                                                   -------------   -------------    -------------    -------------

Marketable Equity Securities                           2,060,192              --          (14,939)       2,045,253
                                                   -------------   -------------    -------------    -------------

Total available for sale securities                $  86,293,703   $     578,036    $  (2,884,630)   $  83,987,109
                                                   =============   =============    =============    =============
     (1)  Net  of  other-than-temporary   impairment  writedowns  recognized  in
     earnings,  other than such noncredit-related  amounts reclassified on April
     1, 2009 in accordance with the adoption of FSP FAS 115-2 and FAS 124-2.
                                                                         December 31, 2008
                                                   ---------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized          Fair
                                                       Cost            Gains           Losses            Value
                                                   -------------   -------------    -------------    -------------
Debt Securities:
      U.S. Treasury securities                     $   3,110,574   $     107,876    $          --    $   3,218,450
      U.S. Government Agency securities               26,500,000          65,763           (3,386)      26,562,377
      State and Municipal Obligations                 19,931,000          77,501         (376,069)      19,632,432
      Trust Preferred Securities (2)                     493,615              --               --          493,615
                                                   -------------   -------------    -------------    -------------
                                                      50,035,189         251,140         (379,455)      49,906,874
                                                   -------------   -------------    -------------    -------------
Mortgage-Backed Securities:
      GNMA                                             9,495,917              12           (8,094)       9,487,835
      FNMA                                            35,675,421         467,875         (263,567)      35,879,729
      FHLMC                                           14,994,269         210,723           (9,228)      15,195,764
                                                   -------------   -------------    -------------    -------------
                                                      60,165,607         678,610         (280,889)      60,563,328
                                                   -------------   -------------    -------------    -------------

Marketable Equity Securities                           3,045,878              --          (29,879)       3,015,999
                                                   -------------   -------------    -------------    -------------

Total available for sale securities                $ 113,246,674   $     929,750    $    (690,223)   $ 113,486,201
                                                   =============   =============    =============    =============
     (2)  Net  of  other-than-temporary   impairment  writedowns  recognized  in
     earnings.
HELD TO MATURITY                                                          June 30, 2009
                                                   ---------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized          Fair
                                                       Cost            Gains           Losses            Value
                                                   -------------   -------------    -------------    -------------

Mortgage-Backed Securities:
      GNMA                                         $      15,602   $         501    $          --    $      16,103
                                                   =============   =============    =============    =============
                                                                         December 31, 2008
                                                   ---------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized          Fair
                                                       Cost            Gains           Losses            Value
                                                   -------------   -------------    -------------    -------------
Mortgage-Backed Securities:
      GNMA                                         $      16,550   $           3    $          --    $      16,553
                                                   =============   =============    =============    =============

The Company adopted the provisions of FASB Staff Position ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP 115-2 and 124-2") for the interim period ended June 30, 2009, which was applied to existing and new debt securities held by the Company as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized as a loss in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. As a result of the adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the noncredit component of the other-than-temporary impairment loss previously recognized in earnings during 2008. The reclassification was reflected as a cumulative effect adjustment of $1,657,313 ($2,511,080 before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which other-than-temporary impairment losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at June 30, 2009:

                                          Less than 12 Months          12 Months or More                Total
                                       -------------------------   -------------------------   -------------------------
                                          Fair       Unrealized       Fair       Unrealized       Fair        Unrealized
                                          Value        Losses         Value        Losses         Value         Losses
                                       -------------------------   -------------------------   -------------------------
Investment Securities
   State & Municipal obligations         4,751,386        70,469     8,183,190       755,237    12,934,576       825,706
   Trust Preferred Securities (1)               --            --       965,680     2,028,156       965,680     2,028,156
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                         4,751,386        70,469     9,148,870     2,783,393    13,900,256     2,853,862
                                       -----------   -----------   -----------   -----------   -----------   -----------
Mortgage-Backed Securities
   GNMA                                         --            --        87,940           138        87,940           138
   FNMA                                     24,122            86     3,728,105        12,947     3,752,227        13,033
   FHLMC                                 3,579,313         1,549       126,705         1,109     3,706,018         2,658
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                         3,603,435         1,635     3,942,750        14,194     7,546,185        15,829
                                       -----------   -----------   -----------   -----------   -----------   -----------

Marketable Equity Securities                    --            --     1,985,061        14,939     1,985,061        14,939

                                       -----------   -----------   -----------   -----------   -----------   -----------
Total                                  $ 8,354,821   $    72,104   $15,076,681   $ 2,812,526   $23,431,502   $ 2,884,630
                                       ===========   ===========   ===========   ===========   ===========   ===========

(1) Net of other-than-temporary impairment writedowns recognized in earnings, other than such noncredit-related amounts reclassified on April 1, 2009 in accordance with the adoption of FSP FAS 115-2 and FAS 124-2.

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008:

                                          Less than 12 Months         12 Months or More                 Total
                                       -------------------------   -------------------------   -------------------------
                                          Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                          Value        Losses         Value        Losses         Value        Losses
                                       -------------------------   -------------------------   -------------------------
Investment Securities
   U.S. Government Agency securities   $ 7,996,614   $     3,386   $        --   $        --   $ 7,996,614   $     3,386
   State & Municipal obligations         8,804,717       303,267     2,574,433        72,802    11,379,150       376,069
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                        16,801,331       306,653     2,574,433        72,802    19,375,764       379,455
                                       -----------   -----------   -----------   -----------   -----------   -----------
Mortgage-Backed Securities
   GNMA                                         --            --       465,643         8,094       465,643         8,094
   FNMA                                 10,067,156       112,219     4,209,833       151,348    14,276,989       263,567
   FHLMC                                        --            --     1,351,769         9,228     1,351,769         9,228
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                        10,067,156       112,219     6,027,245       168,670    16,094,401       280,889
                                       -----------   -----------   -----------   -----------   -----------   -----------

Marketable Equity Securities                    --            --     1,970,122        29,879     1,970,122        29,879

                                       -----------   -----------   -----------   -----------   -----------   -----------
Total                                  $26,868,487   $   418,872   $10,571,800   $   271,351   $37,440,287   $   690,223
                                       ===========   ===========   ===========   ===========   ===========   ===========

     At June 30, 2009, twenty-eight securities have unrealized losses. At June 30, 2009, gross unrealized holding losses on available for sale and held to maturity securities totaled $2,884,630. Of the securities with unrealized losses, there were nineteen securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $2,812,526 at June 30, 2009. The following summarizes by investment security type, the basis for the conclusion that the applicable investment securities within the Company's available for sale portfolio were not other-than-temporarily impaired at June 30, 2009.

     Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment ("OTTI"). For the second quarter of 2009, the Company adopted FSP SFAS 115-2 and SFAS 124-2, issued by the FASB on April 9, 2009. Management assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances as required by the new FSP, OTTI is considered to have occurred (1) if the Company intends to sell the security; (2) if it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The "more likely than not" criteria is a lower threshold than the "probable" criteria used under previous guidance.

     The FSP requires that credit-related OTTI is recognized in earnings while non-credit related OTTI on securities not expected to be sold is recognized in OCI. Non-credit related OTTI is caused by other factors, including illiquidity. For securities classified as held-to-maturity ("HTM"), the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Non-credit related OTTI recognized in earnings previous to April 1, 2009 is reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment. The Company adopted this FSP effective April 1, 2009. The adoption of this FSP resulted in the reclassification of $2,511,080, ($1,657,313, net of tax) of non-credit related OTTI to OCI which had previously been recognized as a loss in earnings.

     Management's OTTI evaluation process also follows the guidance of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", and FSP No. EITF 99-20-1, "Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1"). This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, and all available information relevant to the collectability of debt securities. The Company is also required to consider its ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating the existence of OTTI in its securities portfolio. FSP EITF 99-20-1 was issued on January 12, 2009 and is effective for reporting periods ending after December 15, 2008. This FSP amends EITF 99-20 by eliminating the requirement that a holder's best estimate of cash flows be based upon those that a market participant would use. Instead, the FSP requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder's expected cash flows such that it is "probable" that the full amount will not be received. This requirement is consistent with the impairment model in SFAS 115.

     In addition, the disclosure and related discussion of unrealized losses is presented pursuant to FSP FAS 115-1 and FAS 124-1, and EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). FSP FAS 115-1 and FAS 124-1 replaces certain impairment evaluation guidance of EITF 03-1; however, the disclosure requirements of EITF 03-1 remain in effect. This FSP addresses the determination of when an investment is considered impaired, whether the impairment is considered to be other-than-temporary, and the measurement of an impairment loss. The FSP also supersedes EITF Topic No. D-44,

     "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value", and clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.

     For the three and six months ended June 30, 2009, the Company did not recognize any OTTI charges.

     For all security types discussed below where no OTTI is considered to exist at June 30, 2009, management applied the criteria of FSP FAS 115-2 and FAS 124-1 to each investment individually. That is, for each security evaluated, management concluded that it does not intend to sell the security and it is not more likely than not that management will be required to sell the security before recovery of its amortized cost basis and as such OTTI was not recognized as a loss in earnings.

     The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company's available for sale portfolio were not other-than-temporarily impaired at June 30, 2009:

     U.S. Government Agency Securities - There were no unrealized losses in the Company's investment in these securities as of June 30, 2009. This compares to unrealized losses of $3,386 at December 31, 2008.

     State and Municipal Obligations - The unrealized losses on the Company's investment in state and municipal obligations increased from $376,069 at December 31, 2008 to $825,706 at June 30, 2009. There were no OTTI charges for these securities during the second quarter of 2009. These securities are primarily insured AA and A rated general obligation bonds with stable ratings The increase in the unrealized loss at June 30, 2009 is attributable to concerns about municipal credit, lack of bank participation in this market and downgrades of the monoline insurers as well as some perceived lack of credibility of the credit rating agencies. As of June 30, 2009, all securities are performing, the Company is receiving all interest and principal payments as contractually agreed, and all these securities are rated as investment grade. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

     Trust Preferred Securities - As of June 30, 2009 the unrealized losses on the Company's investment in trust preferred securities totaled $2,028,156. As of June 30, 2009, this portfolio consisted of two pooled trust preferred securities with a carrying value of $2,993,836 and a market value of $965,680. These securities are in the form of mezzanine classes which are comprised of bank and insurance collateral. During the first quarter of 2009, both securities were downgraded to a rating of Ca indicating a more severe deterioration in the creditworthiness of the underlying issuers of these securities. As a result, the Company recorded OTTI losses effective as of December 31, 2008. Management evaluated current credit ratings, credit support and stress testing for future defaults. Management also reviewed analytics provided by the trustee, reports from third-party sources and internal documents. As previously indicated, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2, and in connection therewith determined that other-than-temporary impairments at April 1, 2009 consisted of $1,881,573 related to credit losses and $2,511,080 related to other factors. There were no other-than-temporary impairments for the three months ended June 30, 2009.

     The unrealized losses on the Company's trust preferred securities were caused by a lack of liquidity and uncertainties facing the banking and insurance industries. During the second quarter the Company was notified that one of the securities will not be remitting interest payments and that the going forward, would be receiving payments, "in kind." As a result of this, the Company has discontinued interest accruals on this security and an impairment loss has been recorded on this security as discussed above. Based on the aforementioned valuation analysis to determine expected credit losses prepared on both of these securities, management expects to fully recover amortized cost of each security. However, additional interest deferrals and /or defaults could result in future other than temporary impairment charges. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

     Mortgage-backed securities - The unrealized losses on the Company's investment in mortgage-backed securities decreased from $280,889 at December 31, 2008 to $15,829 at June 30, 2009. There were no OTTI charges for the six months ended June 30, 2009. These securities are U.S. Government Agency or sponsored agency securities secured by residential properties. The contractual cash flows for these investments are performing as expected. Management believes the increase in fair value is attributable to investor's perception of improvement in credit and liquidity in the marketplace. The Company expects to collect all principal and interest on these securities. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments until a recovery of amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

     Equity securities - The unrealized losses on the Company's investment in four marketable equity securities totaled $14,939, which was a decrease from the unrealized losses of $29,879 as of December 31, 2008. As of June 30, 2009, this portfolio consists of a marketable investment fund with a fair value of $1,985,061, a money market fund with a fair value of $60,190, and perpetual preferred stock of government sponsored enterprises which have been written down to a fair value of $2. Given the small unrealized loss remaining in this segment of the portfolio, and the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2009 for which a portion of the other-than-temporary impairment was recognized in other comprehensive loss:

Balance at April 1, 2009                                                        $       --
Credit component of other-than-temporary impairment not reclassified to other
 comprehensive loss in conjunction with the cumulative effect adjustment         1,881,573
Additions for credit component for which other-than-temporary impairment was
 not previously recognized                                                              --
                                                                                ----------
Balance at June 30, 2009                                                        $1,881,573
                                                                                ==========

As of June 30, 2009, debt securities with other-than-temporary impairment losses related to credit and were recognized in earnings consisted of pooled trust preferred securities. In accordance with FSP FAS 115-2 and FAS 124-2, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the Trust Preferred Securities included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement. The valuations of trust preferred securities were based upon FAS 157-4 using cash flow analysis. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. Prospective deferral, default and recovery estimates affecting projected cash flows were based on an analysis of the underlying financial condition of the individual issuers, with consideration of the issuers's capital adequacy, credit quality, lending concentrations and other factors. Assumptions for deferral and constant default rates were 100% for nonperforming in 2011, from 2% to 4.85% for nonperforming during 2010, 3.5% for 2011 and 1% for performing after 2011. The assumptions for collateral conditional default rates ranged from 0% to 4% and severity of defaults assumptions ranged from 80% to 95%. Assumptions for internal rates of return were L+70, 10%, 12%, 15% 17% and 20% and prepayment assumptions were from 0% to 2%.

All cash flow estimates were based on the securities' tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party vendor to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. The present value of the expected cash flows were compared to the Company's holdings to determine the credit-related impairment loss.


The amortized cost and fair value of debt securities at June 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                             June 30, 2009
                                        ----------------------------------------------------------
                                        Available-for-Sale Securities  Held-to-Maturity Securities
                                        -----------------------------  ---------------------------
                                          Amortized        Fair         Amortized         Fair
                                             Cost          Value           Cost           Value
                                         ------------   ------------   ------------   ------------
Due in one year or less                  $    998,825   $  1,013,711   $         --   $         --
Due after one year through five years       2,237,008      2,288,622             --             --
Due after five years through ten years      6,653,702      6,702,453             --             --
Due after ten years                        20,321,912     17,485,287             --             --
                                         ------------   ------------   ------------   ------------
                                           30,211,447     27,490,073             --             --
Mortgage-backed securities                 54,022,064     54,451,783         15,602         16,103
                                         ------------   ------------   ------------   ------------
   TOTAL DEBT SECURITIES                 $ 84,233,511   $ 81,941,856   $     15,602   $     16,103
                                         ============   ============   ============   ============
                                                             December 31, 2008
                                        ----------------------------------------------------------
                                        Available-for-Sale Securities  Held-to-Maturity Securities
                                        -----------------------------  ---------------------------
                                          Amortized        Fair         Amortized         Fair
                                             Cost          Value           Cost           Value
                                         ------------   ------------   ------------   ------------
Due in one year or less                  $         --   $         --   $         --   $         --
Due after one year through five years      25,110,576     25,272,025             --             --
Due after five years through ten years      6,403,590      6,443,810             --             --
Due after ten years                        18,521,023     18,191,039             --             --
                                         ------------   ------------   ------------   ------------
                                           50,035,189     49,906,874             --             --
Mortgage-backed securities                 60,165,607     60,563,328         16,550         16,553
                                         ------------   ------------   ------------   ------------
   TOTAL DEBT SECURITIES                 $110,200,796   $110,470,202   $     16,550   $     16,553
                                         ============   ============   ============   ============

9. A summary of the Bank's loan and lease portfolio at June 30, 2009 and December 31, 2008 is as follows:

                                                                         2009             2008
                                                                   -------------    -------------
Real estate--residential mortgage                                  $ 175,853,528    $ 192,561,108
Real estate--commercial mortgage                                      77,756,069       67,454,925
Real estate--construction                                             40,286,979       38,153,503
Commercial Loans                                                      50,662,915       46,249,689
Commercial Leases (net of unearned
  discount of $3,999,055-2009, $2,501,895-2008)                       32,300,923       19,785,870
Installment                                                            5,218,229        5,113,400
Other                                                                     66,850          128,574
                                                                   -------------    -------------
                                          TOTAL LOANS AND LEASES     382,145,493      369,447,069
Net deferred loan origination costs                                      622,255          562,242
Premiums on purchased loans                                               54,482           81,588
Allowance for loan and lease losses                                   (4,029,790)      (3,698,820)
                                                                   -------------    -------------
                                            NET LOANS AND LEASES   $ 378,792,440    $ 366,392,079
                                                                   =============    =============

     Changes in the allowance for loan and lease losses for the three months ended June 30, 2009 and 2008 are as shown below:

                                                         2009            2008
                                                    -----------     -----------

Balance at March 31,                                $ 3,593,824     $ 2,195,493

Provision for loan and lease losses                     517,589         137,000
Loans and leases charged off                           (228,822)       (116,005)
Recoveries of loans and leases charged off              147,199          17,090
                                                    -----------     -----------

Balance at the end of the period                    $ 4,029,790     $ 2,233,578
                                                    ===========     ===========

     Changes in the allowance for loan and lease losses for the six months ended June 30, 2009 and 2008 are as shown below:

                                                         2009            2008
                                                    -----------     -----------

Balance at beginning of the year                    $ 3,698,820     $ 2,151,622

Provision for loan and lease losses                     787,589         212,000
Loans and leases charged off                           (648,947)       (152,265)
Recoveries of loans and leases charged off              192,328          22,221
                                                    -----------     -----------

Balance at the end of the period                    $ 4,029,790     $ 2,233,578
                                                    ===========     ===========

     The following information relates to impaired loans and leases, which include all nonaccrual loans and leases and other loans and leases past due 90 days or more, and all restructured loans and leases, as of and for the six months ended June 30, 2009 and December 31, 2008.

                                                                                  2009         2008
                                                                               ----------   ----------
Loans and leases receivable for which there is a related allowance for loan
   and lease losses                                                            $2,601,363   $6,225,481
                                                                               ==========   ==========

Loans and leases receivable for which there is no related allowance for loan
   and lease losses                                                            $7,459,970   $2,657,655
                                                                               ==========   ==========

Allowance for loan and lease losses related to impaired loans and leases       $1,035,823   $  939,066
                                                                               ==========   ==========

10. A summary of the Bank's deposits at June 30, 2009 and December 31, 2008 is as follows:

                                                        2009           2008
                                                    ------------   ------------
Noninterest bearing:
       Demand                                       $ 72,638,038   $ 69,548,261
                                                    ------------   ------------
Interest bearing:
       Savings                                        63,894,720     58,582,376
       Money market                                   86,433,364     93,085,126
       Time certificates of deposit in
         denominations of $100,000 or more            73,933,818     41,003,855
       Other time certificates of deposit             80,250,660     81,107,006
                                                    ------------   ------------
       Total Interest bearing deposits               304,512,562    273,778,363
                                                    ------------   ------------
                                   TOTAL DEPOSITS   $377,150,600   $343,326,624
                                                    ============   ============

     Included in deposits as of June 30, 2009 and December 31, 2008 are approximately $27,241,000 and $15,902,000, respectively, of brokered deposits which have varying maturities through December 2010 and December 2009, respectively.

11. During 2007, the Company approved a restricted stock plan (the "2007 Plan") for senior management. On February 15, 2008, the Company granted 3,500 restricted stock awards to senior management from the 2007 Plan. These awards vest over a five-year period, or earlier if the senior manager ceases to be a senior manager for any reason other than cause, for example, retirement. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measures the fair value of the awards based on the average of the high price and low price at which the Company's common stock traded on the date of the grant. For the three and six months ended June 30, 2009, $2,294 and $4,588 respectively was recognized as compensation expense under the 2007 Plan. At June 30, 2009, unrecognized compensation cost of $32,885 related to these awards is expected to vest over a weighted average period of 4 years.

     A summary of unvested shares as of and for the six months ended June 30, 2009, is as follows:

                                                      Weighted Average
                                            Shares       Grant Date
                                        (in thousands)   Fair Value
                                         ---------------------------
           Unvested at January 1, 2009          3,500   $      13.11
                         Granted                   --             --
                         Vested                    --             --
                         Forfeited                 --             --
                                         ------------   ------------
           Unvested at June 30, 2009            3,500   $      13.11
                                         ============   ============

12. The Company has two operating segments for purposes of reporting business line results: Community Banking and Leasing. The Community Banking segment is defined as all the operating results of the Company and the Bank. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a relatively new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of the Company as of and for the three and six months ended June 30, 2009 and 2008, respectively. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses and income taxes. The Company uses a matched maturity funding concept to allocate interest expense to First Litchfield Leasing Corporation. The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

                                                             Three Months Ended
                                                               June 30, 2009
                                      ---------------------------------------------------------------

                                        Community                       Elimination     Consolidated
                                         Banking          Leasing         Entries           Total
                                      -------------    -------------   -------------    -------------

Net interest income                   $   3,618,328    $     382,600   $          --    $   4,000,928
Provision for credit losses                 463,872           53,717              --          517,589
                                      -------------    -------------   -------------    -------------

Net interest income after provision       3,154,456          328,883              --        3,483,339
Noninterest income                        1,227,566            2,906              --        1,230,472
Noninterest expense                       4,351,583           88,586              --        4,440,169
                                      -------------    -------------   -------------    -------------

Income before income taxes                   30,439          243,203              --          273,642
Income tax provision                        (86,125)          80,768              --           (5,357)
                                      -------------    -------------   -------------    -------------

Net income                            $     116,564    $     162,435   $          --    $     278,999
                                      =============    =============   =============    =============

Total assets as of June 30, 2009      $ 516,202,885    $  35,017,544   $    (201,950)   $ 551,018,479
                                      =============    =============   =============    =============

                                                             Three Months Ended
                                                               June 30, 2008
                                      ---------------------------------------------------------------

                                        Community                       Elimination     Consolidated
                                         Banking          Leasing         Entries           Total
                                      -------------    -------------   -------------    -------------
Net interest income                   $   3,545,669    $     161,028   $          --    $   3,706,697
Provision for credit losses                 117,330           19,670              --          137,000
                                      -------------    -------------   -------------    -------------

Net interest income after provision       3,428,339          141,358              --        3,569,697
Noninterest income                          939,466               --              --          939,466
Noninterest expense                       3,740,585           83,134              --        3,823,719
                                      -------------    -------------   -------------    -------------

Income before income taxes                  627,220           58,224              --          685,444
Income tax provision                         51,124           17,872              --           68,996
                                      -------------    -------------   -------------    -------------

Net income                            $     576,096    $      40,352   $          --    $     616,448
                                      =============    =============   =============    =============

Total assets as of June 30, 2008      $ 527,445,033    $  17,386,586   $    (201,927)   $ 544,629,692
                                      =============    =============   =============    =============

                                                           Six Months Ended
                                                            June 30, 2009
                                      -----------------------------------------------------------
                                       Community                     Elimination     Consolidated
                                        Banking         Leasing        Entries           Total
                                      ------------    ------------   ------------    ------------
Net interest income                   $  7,317,899    $    655,596   $         --    $  7,973,495
Provision for credit losses                697,446          90,143             --         787,589
                                      ------------    ------------   ------------    ------------

Net interest income after provision      6,620,453         565,453             --       7,185,906
Noninterest income                       2,041,612           2,906             --       2,044,518
Noninterest expense                      8,287,527         175,521             --       8,463,048
                                      ------------    ------------   ------------    ------------

Income before income taxes                 374,538         392,838             --         767,376
Income tax (benefit) provision             (65,144)        129,701             --          64,557
                                      ------------    ------------   ------------    ------------

Net income                            $    439,682    $    263,137   $         --    $    702,819
                                      ============    ============   ============    ============

Total assets as of June 30, 2009      $516,202,885    $ 35,017,544   $   (201,950)   $551,018,479
                                      ============    ============   ============    ============
                                                           Six Months Ended
                                                            June 30, 2008
                                      -----------------------------------------------------------
                                       Community                     Elimination     Consolidated
                                        Banking         Leasing        Entries           Total
                                      ------------    ------------   ------------    ------------

Net interest income                   $  6,972,726    $    294,142   $         --    $  7,266,868
Provision for credit losses                160,317          51,683             --         212,000
                                      ------------    ------------   ------------    ------------

Net interest income after provision      6,812,409         242,459             --       7,054,868
Noninterest income                       1,812,706              --             --       1,812,706
Noninterest expense                      7,446,968         175,794             --       7,622,762
                                      ------------    ------------   ------------    ------------

Income before income taxes               1,178,147          66,665             --       1,244,812
Income tax provision                       109,764          20,077             --         129,841
                                      ------------    ------------   ------------    ------------

Net income                            $  1,068,383    $     46,588   $         --    $  1,114,971
                                      ============    ============   ============    ============

Total assets as of June 30, 2008      $527,445,033    $ 17,386,586   $   (201,927)   $544,629,692
                                      ============    ============   ============    ============

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

     In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2009, Company adopted FSP 157-2, "Effective Date of FASB Statement No. 157," for non-financial assets and non-financial liabilities.

     Effective April 1, 2009, the Company adopted FSP No. 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."

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

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes other U.S. Government and agency mortgage-backed and debt securities, state and municipal obligations, and equity securities quoted in markets that are not active. Also included are interest rate swaps certain collateral-dependent impaired loans and foreclosed property.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category could include certain private equity investments, trust preferred securities and certain collateral-dependent impaired loans.

     The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

                 Fair Value Measurements at June 30, 2009, Using

                                    Quoted Prices in                                          Significant
                                          June       Active Markets for  Significant Other    Unobservable
                                        30, 2009      Identical Assets   Observable Inputs       Inputs
                                          Total           (Level 1)          (Level 2)         (Level 3)
                                     ---------------   ---------------    ---------------   ---------------
Assets:
     Available for sale securities   $    83,987,109   $     5,142,210    $    77,879,219   $       965,680
                                     ===============   ===============    ===============   ===============
     Interest rate swaps             $       162,556   $            --    $       162,556   $            --
                                     ===============   ===============    ===============   ===============
               Fair Value Measurements at December 31, 2008, Using

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
                                     ===============   ===============    ===============   ===============

     As of June 30, 2009 and December 31, 2008, U.S. Treasury securities and one equity security, with carrying values of $5,142,210 and $5,188,571, respectively, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

     The fair values of U. S. Government and agency mortgaged backed securities and debt securities, State and Municipal obligations, and certain equity securities are measured on a recurring basis, using Level 2 inputs of observable market data on similar securities. As of June 30, 2009 and December 31, 2008, the carrying values of these securities totaled $77,879,219 and $108,297,630, respectively.

     The fair value of the Bank's interest rate swap derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Bank has categorized these derivative instruments as Level 2 within the fair value hierarchy.

     Securities measured at fair value in Level 3 include certain collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels.

     The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

                                                                              Six Months
                                                                          Ended June 30, 2009
                                                                          -------------------
Balance at beginning of period                                              $            --
Increase in fair value of securities included in other comprehensive loss           472,065
Transfers to/from level 3                                                           493,615

                                                                            ---------------
Balance at end of period                                                    $       965,680
                                                                            ===============

     The following tables detail the assets and liabilities carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

                                                                          June 30, 2009
                                       ------------------------------------------------------------------------------------
                                                             Quoted Prices in        Significant           Significant
                                            Balance          Active Markets for       Observable          Unobservable
                                             as of           Identical Assets           Inputs               Inputs
                                         June 30, 2009          (Level 1)             (Level 2)             (Level 3)
                                       -------------------  -------------------   -------------------  --------------------
Financial assets held at fair value
  Impaired Loans (1)                   $         8,857,514  $                --   $           441,065  $          8,416,449
                                       ===================  ===================   ===================  ====================

(1) Represents carrying value and related write-downs for which adjustments are based on the appraised value.

                                                                       December 31, 2008
                                       ------------------------------------------------------------------------------------
                                                             Quoted Prices in        Significant           Significant
                                            Balance          Active Markets for       Observable          Unobservable
                                             as of           Identical Assets           Inputs               Inputs
                                       December 31, 2008        (Level 1)             (Level 2)             (Level 3)
                                       -------------------  -------------------   -------------------  --------------------
Financial assets held at fair value
  Impaired Loans (1)                   $         3,271,452  $                --   $           694,650  $          2,576,802
                                       ===================  ===================   ===================  ====================

(1) Represents carrying value and related write-downs for which adjustments are based on the appraised value.

     The Company has no other assets or liabilities carried at fair value or measured at fair value on a non recurring basis.

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

     In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP 107-1 and APB 28-1"). This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Effective April 1, 2009, the Bank adopted FSP No. 107-1 and APB 28-1. See the following table for disclosure of the information required by this FSP.

     The estimated fair value amounts for June 30, 2009 and December 31, 2008 have been measured as of the end of the respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at period-end.

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

     Available for Sale and Held to Maturity Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities that are traded in an active exchange market. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. Government agency and sponsored agency bonds, mortgage-backed and debt securities, state and municipal obligations, and equity securities in markets that are not active, and certain collateral dependent loans. Securities measured at fair value in Level 3 include certain collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. Available for sale securities are recorded at fair value on a recurring basis, and held to maturity securities are only disclosed at fair value.

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

     Loans held for sale: Loans held for sale are required to be carried at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. As of June 30, 2009, the Company had $13,728,284 of loans held for sale, which represented first mortgages committed and subject to settlement shortly after the end of the period. Due to the short term nature of loans committed for sale, the carrying value approximates the market price.

     Interest rate swap derivatives: The fair value of the Bank's interest rate swap derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Bank has categorized these derivative instruments as Level 2 within the fair value hierarchy described in Note 13.

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

     The recorded book balances and estimated fair values of the Company's financial instruments at June 30, 2009 and December 31, 2008 are as follows:

                                              June 30, 2009               December 31, 2008
                                       ---------------------------   ---------------------------
                                           Book        Estimated        Book         Estimated
                                           Value       Fair Value       Value        Fair Value
                                       ---------------------------   ---------------------------
Financial Assets:
Cash and due from banks                $ 42,504,266     42,504,266   $  9,238,783      9,238,783
Available for sale securities            83,987,109     83,987,109    113,486,201    113,486,201
Held to maturity securities                  15,602         16,103         16,550         16,553
Federal Home Loan Bank Stock              5,427,600      5,427,600      5,427,600      5,427,600
Federal Reserve Bank Stock                  225,850        225,850        225,850        225,850
Other restricted stock                      105,000        105,000        100,000        100,000
Loans held for sale                      13,728,284     13,728,284      1,013,216      1,013,216
Loans and leases, net                   378,792,440    406,502,141    366,392,079    365,191,872
Accrued interest receivable               1,927,445      1,927,445      2,262,918      2,262,918
Interest rate swaps                         162,556        162,556             --             --

Financial Liabilities:
Savings deposits                         63,894,720     63,894,720     58,582,376     58,582,376
Money market and demand deposits        159,071,402    159,071,402    162,633,387    162,633,387
Time certificates of deposit            154,184,478    155,339,429    122,110,861    122,607,975
Federal Home Loan Bank advances          80,000,000     82,910,379     81,608,000     86,044,755
Repurchase agreements with
   financial institutions                22,500,000     22,761,323     26,450,000     26,316,528
Repurchase agreements with customers     18,939,133     18,939,133     18,222,571     18,222,571
Subordinated debt                        10,104,000     10,104,000     10,104,000     10,104,000
Accrued interest payable                    612,061        612,061        611,829        611,829
Collateralized borrowings                 1,118,720      1,118,720      1,375,550      1,375,550

     Loan and lease commitments, rate lock derivative commitments and other commitments, on which the committed interest rate is less than the current market rate are insignificant at June 30, 2009 and December 31, 2008.

14.  Interest Rate Swaps and Derivative Instruments

     The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating rate debt into fixed rate debt. This action reduces the Company's risk of incurring higher interest costs in periods of rising interest rates. On February 2, 2009, the Company entered into two interest rate swap agreements through March of 2014 and 2019, respectively; however, the settlements under the swaps commenced March 30, 2009. Payments under the swap agreements will continue on the 30th of each quarter end. The Company is accounting for the interest rate swap agreements as effective cash flow hedges. The notional principal amounts of these swaps were $6,800,000 and $3,000,000 and the variable interest rate amounts on related debt were swapped for effective fixed rates of 5.79% and 4.86%, respectively. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No
     133).

     In accordance with SFAS No 133, the Company's derivative instruments are recorded as assets or liabilities at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in "Unrealized gains (losses) on cash flow hedges" as a component of other comprehensive income to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments would be included in the Consolidated Statements of Income in interest (income) expense. No such adjustment to income to reflect hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2009, and Management does not anticipate the recognition of any such adjustment to income throughout the terms of the swaps. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statements of Income in the period the hedged transaction affects earnings.

     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve the fixed rate on the debt.

     Over the next twelve months, the Company estimates that an additional $194,491 will be reclassified as an increase to interest expense.

     The gross carrying values of the interest rate contracts as of June 30, 2009 were $162,556 and were recorded in other assets on the Consolidated Balance Sheets (see Notes 4 and 13). For the six months ended June 30, 2009, the amount of income recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the condensed Consolidated Balance Sheets was $107,287. For the quarter ended June 30, 2009, there were no losses on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive loss into interest expense of the Consolidated Statement of Financial Condition. These interest rate swap agreements contain no credit-risk-related contingency features. Associated with these swaps, as of June 30, 2009, the Company was required to post collateral with a fair value totaling $300,000 to cover the estimated peak exposure of these swaps. No additional collateral is or will be required to be posted.

15.  Recent Accounting Pronouncements

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice existed. In some cases minority interest was reported as a liability and in others it was reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statement and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is to be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. Earlier adoption was prohibited. The Company adopted SFAS 160 beginning on January 1, 2009 and with the adoption, presented $74,015 as equity in the Company's consolidated financial statements and modified the presentation of the Company's financial statements as of March 31, 2009 and December 31, 2008 and going forward.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application was not permitted. The Company adopted the FSP for the quarter ended March 31, 2009; the adoption of this FSP did not have a significant effect on the Company's financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The Company adopted this standard January 1, 2009. SFAS No. 161 enhanced disclosures, as required under SFAS No. 161, are included in the Company's financial statements for June 30, 2009.

     In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP No. EITF 99-20-1"), which amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF No. 99-20"). The FSP revises EITF 99-20's impairment guidance for beneficial interests to make it consistent with the requirements of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115") for determining whether an impairment of other debt and equity securities has occurred. The impairment model in SFAS No. 115 enables greater judgment to be exercised in determining whether an OTTI loss needs to be recorded. The impairment model previously provided for in EITF 99-20 limited management's use of judgment in applying the impairment model. FSP EITF No. 99-20-1 was effective as of January 1, 2009. The adoption of FSP No. EITF No. 99-20-1 did not have a material impact on the Company's consolidated financial statements.

     In April 2009, the FASB issued Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP 157-4"). This FSP addresses concerns that FASB Statement No. 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 107-1 and APB 28-1. The Company adopted FSP 157-4 on April 1, 2009. The adoption of FSP 157-4 did not have a material impact on the Company's consolidated financial statements. See Notes 8 and 13 for disclosure.

     In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP 115-2 and 124-2"). This FSP amends the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 157-4 and FSP No. FAS 107-1 and APB 28-1. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 on April 1, 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 resulted in the reclassification of $2,511,080 ($1,657,313, net of tax) of non-credit related OTTI to OCI which had previously been recognized in earnings and is disclosed in Note 8 - Investment Securities.

     In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP 107-1" and "APB 28-1"). This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 157-4. The Company adopted this new standard as of April 1, 2009. See Note 13 for disclosure.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.

     In June 2009, the FASB issued FASB Statement No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," (FASB 166) The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

     In June 2009, the FASB issued FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162," (FASB 168) to allow the FASB Codification to be the single source of authoritative U.S. accounting and reporting standards, other than the guidance issued by the Securities and Exchange Commission. The effective date of this standard is for interim and annual reporting periods ending after September 15, 2009. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

16.  Subsequent Events

     The Company has evaluated events or transactions that occurred after June 30, 2009 and through the time the financial statements were issued on August 19, 2009 for potential recognition or disclosure in the interim financial statements. There are no subsequent events requiring recognition or disclosure in the financial statements.

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

FINANCIAL CONDITION

Total assets as of June 30, 2009 were $551,018,479, an increase of $18,760,872, or 3.52% from year-end 2008 total assets of $532,257,607.

Net loans and leases increased $12,400,361 or 3.38% over the year-end 2008 amount. Net loans and leases as of June 30, 2009 were $378,792,440, as compared to the year-end 2008 level of $366,392,079. Consistent with Management's strategy to migrate to a more profitable loan composition, commercial loan and lease growth was strong during the second quarter of 2009. Leases, net of unearned income, were $32,300,923 at June 30, 2009, which was an increase of $12,515,053 or 63.25% from the year-end 2008 balance of $19,785,870. The growth in the leasing portfolio is in relatively short-term equipment financing.

Commercial mortgages totaled $77,756,069 at June 30, 2009, which was an increase of $10,301,144 or 15.27% from year-end 2008. Growth in commercial mortgages has been in fixed and variable rate products to commercial customers located in our traditional and contiguous markets. Construction mortgages totaled $40,286,979 as compared to the year-end balance of $38,153,503. Growth in this portfolio during the second quarter was in commercial construction loans. The residential mortgage loan portfolio totaled $175,853,528, which was a decrease of $16,707,580 from year-end 2008. The majority of this decrease was attributable to the sale of residential mortgage loans in the secondary market which will settle in the third quarter. This sale was transacted for the purpose of strengthening the Company's balance sheet in terms of interest rate risk and liquidity.

As of June 30, 2009, the securities portfolio totaled $84,002,711, as compared to the year-end 2008 balance of $113,502,751. The decrease in the investment portfolio is due to calls in agency bonds as well as sales of mortgage backed securities. During the first six months of 2009, approximately $26 million in U.S. Government agency bonds were called. These bonds were replaced with mortgage-backed securities with characteristics of shorter duration and improved liquidity. In the second quarter the Company sold approximately $20 million in twenty and thirty year fixed rate mortgage backed securities. Similar to the aforementioned sale of residential mortgages, the sale was also for the purpose of strengthening the balance sheet in terms of interest rate risk and liquidity.

At year-end 2008, the due from broker for security sales totaled $9,590,823, as a result of a security traded before December 31, 2008 with proceeds not received until January 2009. There were no similar transactions at June 30, 2009.

Cash and cash equivalents totaled $42,504,266, as compared to the balance of $9,238,783 at year-end 2008. Cash and cash equivalents is comprised of vault cash, Federal funds sold, balances at correspondent banks and the Federal Reserve Bank. The increase in cash and cash equivalents is due to the funds from the investment sales and calls held in correspondent banks.

Total liabilities were $518,209,548 as of June 30, 2009, which was an increase of $18,419,205 from total liabilities of $499,790,343 as of year-end 2008. Total deposits increased by $33,823,976, or 9.85% from their year-end levels. Time certificates of deposit totaled $154,184,478 as of June 30, 2009, which was an increase of 26.27%, or $32,073,617 from year-end 2008. The increase in time deposits is reflective of the customer's desire for yield and the shifting of money market deposits into short term certificates of deposit. Additionally, growth has also been in the Bank's CDARs deposits, which provide FDIC deposit insurance, beyond the $250,000 limit. Savings deposits totaled $63,894,720 at June 30, 2009 which was an increase of 9.07% from the year-end 2008 balance. Growth in savings deposits has been in traditional savings, health savings and municipal NOW accounts. Money market deposits decreased by $6,651,762, or 7.15%, as a result of customers seeking higher rates as well to lock in those rates via certificates of deposit.

As of June 30, 2009, repurchase agreements with customers totaled $18,939,133, which was an increase of 3.94% from the year-end 2008 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. As of June 30, 2009, advances under Federal Home Loan Bank borrowings and repurchase agreements with financial institutions decreased by $1,608,000 and $3,950,000, respectively. Increases in the loan portfolio were funded by deposit growth and by the liquidity from investment sales, which enabled Management to reduce the overall level of wholesale borrowings.

RESULTS OF OPERATIONS- THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Summary

Net income available to common shareholders for the second quarter of 2009 totaled $108,906 versus net income of $616,448 for the second quarter of 2008. Basic and diluted net income per common share for the second quarter of 2009 were both $.05, compared to basic and diluted income per share of $.26 for the second quarter of 2008. The decrease in net income available to common shareholders is due primarily to increases in the provision for loans and lease losses and other noninterest expenses. Additionally contributing to the decrease is the dividend payable and accretion on preferred shares.

Net Interest Income

Net interest income is the largest component of the Company's operations. Net interest income is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Interest income is the product of the average balances outstanding on loans, securities and interest-bearing deposit accounts multiplied by their effective yields. Interest expense is similarly calculated as the result of the average balances of interest-bearing deposits and borrowed funds multiplied by the average rates paid on those funds. The net interest spread represents the difference between the average rate on interest earning assets and the average cost of interest bearing liabilities. The net interest margin represents net interest income before the provision for loan and lease losses divided by average interest earning assets. Other components of operating income are the provision for loan losses, noninterest income such as service charges and trust fees, noninterest expenses and income taxes.

Net interest income on a fully tax-equivalent basis is comprised of the following for the three months ended June 30,

                                           2009           2008
                                       -----------    -----------
      Interest and dividend income     $ 6,539,716    $ 7,172,512
      Tax-equivalent adjustments (1)       104,265        205,124
      Interest expense                  (2,538,788)    (3,465,815)
                                       -----------    -----------
      Net interest income              $ 4,105,193    $ 3,911,821
                                       ===========    ===========

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the three months ended June 30, 2009 and 2008. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                            Three months ended June 30, 2009                Three months ended June 30, 2008
                                       -------------------------------------------    -------------------------------------------
                                                        Interest                                        Interest
                                         Average         Earned/        Yield/           Average         Earned/         Yield/
                                         Balance          Paid           Rate            Balance          Paid            Rate
                                       ------------    ------------   ------------    ------------    ------------   ------------
Assets
Interest Earning Assets:
Loans and leases                       $398,438,000    $  5,503,089           5.52%   $338,109,000    $  5,307,802           6.28%
Investment securities                   117,863,000       1,135,265           3.85%    162,975,000       2,042,869           5.01%
Other interest earning assets             7,640,000           5,627           0.29%      5,098,000          26,965           2.12%
                                       ------------    ------------                   ------------    ------------

Total interest earning assets           523,941,000       6,643,981           5.07%    506,182,000       7,377,636           5.83%
                                       ------------    ------------   ------------    ------------    ------------   ------------

Allowance for loan and
  lease losses                           (3,603,000)                                    (2,157,000)
Cash and due from banks                   8,722,000                                     11,508,000
Premises and equipment                    7,223,000                                      7,592,000
Net unrealized gains on
  securities                             (2,248,000)                                    (2,791,000)
Foreclosed real estate                      460,000                                             --
Other assets                             19,091,000                                     16,734,000
                                       ------------                                   ------------

Total Average Assets                   $553,586,000                                   $537,068,000
                                       ============                                   ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $ 61,884,000          78,361           0.51%   $ 54,314,000         116,210           0.86%
Money Market deposits                    85,642,000         191,934           0.90%     80,431,000         365,400           1.82%
Time deposits                           147,264,000         950,216           2.58%    139,872,000       1,393,292           3.98%
Borrowed funds                          146,551,000       1,318,277           3.60%    162,373,000       1,590,913           3.92%
                                       ------------    ------------                   ------------    ------------

Total interest bearing liabilities      441,341,000       2,538,788           2.30%    436,990,000       3,465,815           3.17%
                                       ------------    ------------   ------------    ------------    ------------   ------------

Demand deposits                          71,795,000                                     67,354,000
Other liabilities                         7,279,000                                      5,312,000
Shareholders' Equity                     33,171,000                                     27,412,000
                                       ------------                                   ------------

Total liabilities and equity           $553,586,000                                   $537,068,000
                                       ============                                   ============

Net interest income                                    $  4,105,193                                   $  3,911,821
                                                       ============                                   ============
Net interest spread                                                           2.77%                                          2.66%
                                                                      ============                                   ============
Net interest margin                                                           3.13%                                          3.09%
                                                                      ============                                   ============

RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                            06/30/09 Compared to 06/30/08
                                             Increase (Decrease) Due to
                                             --------------------------

                                       Volume          Rate           Total
                                     -----------    -----------    -----------

Interest earned on:
Loans and leases                     $   879,059    $  (683,772)   $   195,287
Investment securities                   (494,173)      (413,431)      (907,604)
Other interest earning assets              9,199        (30,537)       (21,338)
                                     -----------    -----------    -----------
Total interest earning assets            394,085     (1,127,740)      (733,655)
                                     -----------    -----------    -----------

Interest paid on:
Deposits                                 129,202       (783,593)      (654,391)
Borrowed money                          (148,123)      (124,513)      (272,636)
                                     -----------    -----------    -----------
Total interest bearing liabilities       (18,921)      (908,106)      (927,027)
                                     -----------    -----------    -----------

Increase in net interest income      $   413,006    $  (219,634)   $   193,372
                                     ===========    ===========    ===========

Tax-equivalent net interest income for the second quarter of 2009 totaled $4,105,193, an increase of $193,372, or 4.94% from the second quarter of 2008. Both the increase in the volume of earning assets as well as increased interest margin contributed to the improvement in net interest income. The effect of increased volume of earning assets over interest-bearing liabilities increased net interest income by $413,006. Also, the interest earned on earning assets decreased more than funding costs which resulted in a $219,634 decline in net interest income.

Average earning assets for the second quarter of 2009 totaled $523,941,000, which was $17,759,000 or 3.51% higher than average earning assets for the second quarter of 2008 which totaled $506,182,000. This increase in earning assets, contributed to an additional $394,085 in interest income. Average loans and leases increased by $60,329,000, or 17.84%, while average investments decreased by $45,112,000 or 27.68%. The increase in loans and leases came from organic growth in commercial leasing and mortgage lending. The decrease in the securities portfolio is the result of the strategy to change the mix of earning assets from investments to loans. The mix of earning assets for the second quarter of 2009 was 76% loans to 22% investments versus the second quarter 2008 mix of 67% loans to 32% investments.

The tax equivalent net interest margin improved 4 basis points from 3.09% in the second quarter of 2008 to 3.13% for the second quarter of 2009. Funding costs decreased by 87 basis points while the tax equivalent yield on earning assets decreased by 76 basis points. The continued low interest rate environment has allowed management to decrease its deposit rates over the last year. Although yields on earning assets have been subject to similar declines, the aforementioned strategy to shift to a more profitable mix of earning assets has offset some of this decline. Additionally, many interest-earning assets are priced off of longer market indices, which are not as dramatically impacted by decreases in short term rates. Retail deposits are the primary source of the Company's funding; therefore, competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the second quarter of 2009 totaled $517,589, which is an increase of $380,589 from the second quarter of 2008. The provision for loan and lease losses is determined quarterly based on the calculation of the allowance for loan and lease losses. (See discussion of the Allowance for Loan and Lease Losses.)

During the second quarter of 2009, the Company recorded net charge-offs of $81,623 compared to second quarter 2008 net charge-offs of $98,915. In both periods the charge-off activity was primarily from the consumer automobile loan portfolio, which the Bank purchased in 2006.

Noninterest Income

Noninterest income for the second quarter of 2009 totaled $1,230,472, versus second quarter 2008 noninterest income of $939,466. The increase in noninterest income is primarily attributable to gains from the sale of available for sale securities.

Trust income totaled $275,483, compared to second quarter 2008 trust income of $333,569. The decline from second quarter 2008 levels is due to market declines of assets under management. Income from banking service charges and fees increased by $8,560, or 2.25%, from the second quarter of 2008. This increase is due primarily to higher levels of deposit service charges, wire transfer, and master money interchange fees.

During the second quarter of 2009 the Company originated and sold residential mortgages in the secondary market which resulted in gains on sales of loans totaling $17,379 compared to similar sales transacted during the second quarter of 2008 which resulted in gains totaling $6,231.

Other noninterest income totaled $129,744, which was an increase of $31,551, or 32.13% from the second quarter of 2008. The increase was due to mortgage servicing income recorded during the second quarter.

During the second quarter the Company sold approximately $20 million of available for sale securities. These securities were sold with the purpose of reducing interest rate risk and increasing liquidity. The sales resulted in gains totaling $321,074. Gains on securities for the second quarter of 2008 totaled $20,899.

Noninterest Expense

Second quarter 2009 noninterest expense totaled $4,440,169, increasing 16.12%, or $616,450 from the second quarter 2008 expense of $3,823,719. The majority of the increase is the result of FDIC insurance premium increases as well as the special assessment by the FDIC of approximately $260,000. This assessment was expensed entirely in the second quarter. Increases in noninterest expenses are also reflected in legal, computer services, advertising, consulting fees and expenses for the management of foreclosed properties. The impact of these increases was mitigated by cost containment efforts for salaries and employee benefits.

Other noninterest expenses totaled $559,513 which is an increase of $86,270, or 18.23% from the second quarter of 2008. The majority of the increase is a result of higher 2009 costs for exam and audit fees, software and telephone expenses.

Income Taxes

The second quarter 2009 income tax benefit totaled $ 5,357, which is a decrease of $74,353 or 107.76% from the second quarter of 2008 provision of $68,996. The effective tax rate for the second quarter of 2009 was (2)% as compared to 10% for the second quarter of 2008. The lower tax rate is due to an increased proportion of tax-exempt to taxable income in 2009.


RESULTS OF OPERATIONS- SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Summary

Net income available to common shareholders for the six months ended June 30, 2009 totaled $375,156 versus $1,114,971 for the six months ended June 30, 2008. Basic and diluted net income per common share for the six months ended June 30, 2009 were both $.16, compared to basic and diluted income per share of $.47 for the six months ended June 30, 2008. The decrease in net income available to common shareholders is due primarily to increases in the provision for loans and lease losses and other noninterest expenses. Additionally contributing to the decrease is the dividend payable and accretion on preferred shares.

Net Interest Income

Net interest income is the largest component of the Company's operations. Net interest income is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Interest income is the product of the average balances outstanding on loans, securities and interest-bearing deposit accounts multiplied by their effective yields. Interest expense is similarly calculated as the result of the average balances of interest-bearing deposits and borrowed funds multiplied by the average rates paid on those funds. The net interest spread represents the difference between the average rate on interest earning assets and the average cost of interest bearing liabilities. The net interest margin represents net interest income before the provision for loan and lease losses divided by average interest earning assets. Other components of operating income are the provision for loan losses, noninterest income such as service charges and trust fees, noninterest expenses and income taxes.

Net interest income on a fully tax-equivalent basis is comprised of the following for the six months ended June 30,

                                           2009            2008
                                       ------------    ------------
      Interest and dividend income     $ 13,100,945    $ 14,411,730
      Tax-equivalent adjustments (1)        208,063         358,728
      Interest expense                   (5,127,450)     (7,144,862)
                                       ------------    ------------
      Net interest income              $  8,181,558    $  7,625,596
                                       ============    ============

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread and net interest margin for the six months ended June 30, 2009 and 2008. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                              Six months ended June 30, 2009                  Six months ended June 30, 2008
                                       -------------------------------------------    --------------------------------------------
                                                         Interest                                       Interest
                                          Average         Earned/        Yield/          Average         Earned/        Yield/
                                          Balance          Paid           Rate           Balance          Paid           Rate
                                       ------------    ------------   ------------    ------------    ------------    ------------
Assets
Interest Earning Assets:
Loans and leases                       $389,040,000    $ 10,896,227           5.60%   $336,323,000    $ 10,819,194            6.45%
Investment securities                   117,693,000       2,392,316           4.07%    154,097,000       3,877,507            5.03%
Other interest earning assets             6,063,000          20,465           0.68%      5,700,000          73,757            2.59%
                                       ------------    ------------                    ------------   ------------
Total interest earning assets           512,796,000      13,309,008           5.19%    496,120,000      14,770,458            5.96%
                                       ------------    ------------   ------------    ------------    ------------    ------------

Allowance for loan and
  lease losses                           (3,663,000)                                     (2,165,000)
Cash and due from banks                  11,144,000                                      11,427,000
Premises and equipment                    7,278,000                                       7,659,000
Net unrealized loss on
  securities                             (1,252,000)                                     (1,732,000)
Foreclosed real estate                      230,000
Other assets                             19,739,000                                      16,356,000
                                       ------------                                    ------------

Total Average Assets                   $546,272,000                                    $527,665,000
                                       ============                                    ============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                       $ 62,883,000         189,858           0.60%    $ 56,356,000        305,886            1.09%
Money Market deposits                    87,284,000         472,106           1.08%      81,697,000        822,167            2.01%
Time deposits                           140,197,000       1,836,147           2.62%     137,022,000      2,845,968            4.15%
Borrowed funds                          145,215,000       2,629,339           3.62%     153,347,000      3,170,841            4.14%
                                       ------------    ------------                    ------------   ------------

Total interest bearing liabilities      435,579,000       5,127,450           2.35%     428,422,000      7,144,862            3.34%
                                       ------------    ------------   ------------    ------------    ------------    ------------

Demand deposits                          70,089,000                                      66,034,000
Other liabilities                         7,683,000                                       5,073,000
Shareholders' Equity                     32,921,000                                      28,136,000
                                       ------------                                    ------------

Total liabilities and equity           $546,272,000                                    $527,665,000
                                       ============                                    ============

Net interest income                                    $  8,181,558                                   $  7,625,596
                                                       ============                                   ============
Net interest spread                                                           2.84%                                           2.62%
                                                                      ============                                    ============
Net interest margin                                                           3.19%                                           3.07%
                                                                      ============                                    ============


RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                            06/30/09 Compared to 06/30/08
                                             Increase (Decrease) Due to
                                             --------------------------

                                       Volume          Rate           Total
                                     -----------    -----------    -----------

Interest earned on:
Loans and leases                     $ 1,575,674    $(1,498,641)   $    77,033
Investment securities                   (818,949)      (666,242)    (1,485,191)
Other interest earning assets              4,421        (57,713)       (53,292)
                                     -----------    -----------    -----------
Total interest earning assets            761,146     (2,222,596)    (1,461,450)
                                     -----------    -----------    -----------

Interest paid on:
Deposits                                 210,087     (1,685,997)    (1,475,910)
Borrowed money                          (161,899)      (379,603)      (541,502)
                                     -----------    -----------    -----------
Total interest bearing liabilities        48,188     (2,065,600)    (2,017,412)
                                     -----------    -----------    -----------

Increase in net interest income      $   712,958    $  (156,996)   $   555,962
                                     ===========    ===========    ===========

Tax-equivalent net interest income for the six months ended June 30, 2009 totaled $8,181,558, an increase of $555,962, or 7.29% from the six months ended June 30, 2008. Both the increase in the volume of earning assets as well as increased interest margin contributed to the improvement in net interest income. The effect of increased volume of earning assets over interest-bearing liabilities increased net interest income by $712,958. Offsetting that, the Company was not able to decrease its cost of deposit interest to a greater degree than the interest earned on earning assets which resulted in a $156,996 decline in net interest income.

Average earning assets for the six months ended June 30, 2009 totaled $512,796,000, which was $16,676,000 or 3.36% higher than average earning assets for the six months ended June 30, 2008 which totaled $496,120,000. This increase in earning assets, both in loans and investments, net of increased volume of interest bearing liabilities, contributed to an additional $712,958 in net interest income. Average loans and leases increased by $52,717,000, or 15.67%, while average investments decreased by $36,404,000 or 23.62%. The increase in loans and leases came from organic growth in commercial leasing and mortgage lending. The decrease in the securities portfolio is the result of the strategy to change the mix of earning assets from investments to loans. The mix of earning assets for the six months ended June 30, 2009 was 76% loans to 23% investments versus the six months ended June 30, 2008 mix of 68% loans to 31% investments.

The tax equivalent net interest margin improved 12 basis points from 3.07% in the six months ended June 30, 2008 to 3.19% for the six months ended June 30, 2009. Funding costs decreased by 99 basis points while the tax equivalent yield on earning assets decreased by 77 basis points. The continued low interest rate environment has allowed management to decrease its deposit rates over the last year. Although yields on earning assets have been subject to similar declines, the aforementioned strategy to shift to a more profitable mix of earning assets has offset some of this decline. Additionally, many interest-earning assets are priced off of longer market indices, which are not as dramatically impacted by decreases in short term rates. Retail deposits are the primary source of the Company's funding; therefore, competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the six months ended June 30, 2009 totaled $787,589, which is an increase of $575,589 from the six months ended June 30, 2008. The provision for loan and lease losses is determined quarterly based on the calculation of the allowance for loan and lease losses. (See discussion of the Allowance for Loan and Lease Losses.)

During the six months ended June 30, 2009, the Company recorded net charge-offs of $456,619 compared to six month 2008 net charge-offs of $130,044. The change in the level of charge-offs from 2008 to 2009 is due to a residential loan charge-off and higher levels of charge-off activity from the consumer automobile loan portfolio, which the Bank purchased in 2006. The change in the level of charge-offs from 2008 to 2009 is considered by Management to be reflective of a weakening consumer credit environment.

Noninterest Income

Noninterest income for the six months ended June 30, 2009 totaled $2,044,518, versus six months ended June 30, 2008 noninterest income of $1,812,706. The increase in noninterest income is primarily attributable to gains from the sales of available for sale securities and residential mortgages.

Trust income totaled $547,539, compared to the six months ended June 30, 2008 trust income of $673,093. The decline from six months ended June 30, 2008 levels is due to market declines of assets under management. Income from banking service charges and fees increased by $26,568, or 3.66%, from the six months ended June 30, 2008. This increase is due primarily to higher levels of deposit service charges, wire transfer, and master money interchange fees.

During the first six months of 2009 the Company originated and sold residential mortgages in the secondary market which resulted in gains on sales of loans totaling $60,440 compared to similar sales transacted during the first six months of 2008 which resulted in gains totaling $10,302.

Other noninterest income totaled $168,772, as compared to $172,974 from the six months ended June 30, 2008.

During the second quarter of 2009 the Company sold over $20 million of available for sale securities. The purpose of this sale was to decrease interest rate risk and improve liquidity in the balance sheet. The gains from these sales comprised most of the $321,074 gain shown in the 2009 year to date results.

Noninterest Expense

The six months ended June 30, 2009 noninterest expense totaled $8,463,048, increasing $840,286, or 11.02% from the six months ended June 30, 2008 expense of $7,622,762. Increases in noninterest expenses are reflected in regulatory assessments, legal, computer services, advertising and expenses for the management of foreclosed properties. The largest of these increases was regulatory assessments which totaled $719,226 for the first six months of 2009. This expense has increased $626,877 over the 2008 costs due to increase premiums and the special assessment for the second quarter. The impact of these increases was mitigated by cost containment efforts for salaries, equipment and supplies.

Other noninterest expenses totaled $1,090,520 which is an increase of $95,356, or 9.58% from the six months ended June 30, 2008. The majority of the increase is a result of higher 2009 costs for exam and audit fees which totaled $94,290 above six months ended June 30, 2008 costs. Other increases in this category were software and telephone expense. Offsetting these increases were reduced expenses for insurance, contributions, directors fees, seminars and travel.

Income Taxes

The six months ended June 30, 2009 provision for income taxes totaled $64,557, which is a decrease of $65,284 or 50.28% from the six months ended June 30, 2008 provision of $129,841. The effective tax rate for the six months ended June 30, 2009 was 8% as compared to 11% for the six months ended June 30, 2008. The lower tax rate is due to decreased taxable income in 2009.


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

The Bank is a member of the Federal Home Loan Bank system, which provides credit to its member banks. This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, federal funds, borrowings through the use of repurchase agreements, and the sale of mortgage loans in the secondary market are available to fund short-term cash needs. (See Note 6 to the Consolidated Financial Statements for information on Federal Home Loan Bank borrowings and repurchase agreements.)

As of June 30, 2009, the Company had $151,482,011 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments is anticipated to be met through deposits, loan and security amortizations and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.


CAPITAL

Shareholders' equity totaled $32,808,931 as of June 30, 2009 as compared with $32,467,264 as of December 31, 2008. The increase in shareholders' equity is due to 2009 net income as well as to the Company's other comprehensive income charges related to the recognition of the unfunded pension liability and cash flow hedges, offset by unrealized holding losses on available for sale securities and common and preferred dividends. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. During the third and fourth quarters of 2008 the Company increased its investment in the Bank's equity by a total of $4,000,000. During the first and second quarters of 2009, the Company increased its investment in the Bank's equity by an additional $5,500,000. These actions were executed to insure the Bank maintained capital at levels considered to be well-capitalized by the federal banking agency capital adequacy guidelines.

The various capital ratios of the Company and the Bank are as follows as of June 30, 2009:

                                       Well-Capitalized
                                        Capital Levels    The Company   The Bank
                                        --------------    -----------   --------
TIER 1:
      Leverage capital ratio                 5.00%            7.57%       7.27%

      Risk-based capital ratio               6.00%           10.73%      10.30%

      Total risk-based capital ratio        10.00%           11.77%      11.34%

Included in the Company's capital used to determine these ratios at June 30, 2009 is $9.8 million related to the Company's investment in First Litchfield Statutory Trust I and First Litchfield Statutory Trust II, which is recorded as subordinated debt in the Company's balance sheets at June 30, 2009 and December 31, 2008, respectively. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, stricter limitations. The Company has until March 31, 2011, (previously March 31, 2009), to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company. On December 12, 2008, the Company participated in the United States Department of the Treasury's Troubled Assets Relief Program ("TARP") Capital Purchase Program ("CPP".) CPP (also known as TARP capital), and issued $10,000,000 of cumulative perpetual preferred stock with a common stock warrant attached to the U. S. Treasury. The Company's purpose in participating in the TARP CPP was to insure that the Company and the Bank maintained its well-capitalized status given the uncertain economic environment.

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

The Bank utilizes a loan and lease review and rating process which classifies loans and leases according to the Bank's uniform classification system in order to identify potential problem loans and leases at an early stage, alleviate weaknesses in the Bank's lending policies, oversee the individual loan and lease rating system and ensure compliance with the Bank's underwriting, documentation, compliance and administrative policies. Loans and leases included in this process are considered by management as being in need of special attention because of some deficiency related to the credit or documentation, but which are still considered collectible and performing. Such attention is intended to act as a preventative measure and thereby avoid more serious problems in the future.


ALLOWANCE FOR LOAN AND LEASE LOSSES:

The allowance for loan and lease losses consists of specific, general, and unallocated components. The specific component relates to loans and leases that are classified as impaired. For impaired loans and leases an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-impaired loans and leases and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions.

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

There were no material changes in loan or lease concentrations or loan or lease quality that had a significant effect on the allowance for loan and lease losses calculation at June 30, 2009. In addition, there were no material changes in the estimation methods and assumptions used in the Company's allowance for loan and lease losses calculation, and there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

At June 30, 2009, the allowance for loan and lease losses was equivalent to 46% of total non-performing assets as compared with 66% of total non-performing assets at December 31, 2008. As of June 30, 2009, non-performing assets, loans and leases were $8,733,972 and represented 2.29% of total loans, leases and OREO. As of December 31, 2008, non-performing assets and loans and leases totaled $5,639,735 and represented 1.53% of total loans, leases and OREO. The ratio of the allowance for such loan and lease losses to total loans and leases at June 30, 2009 and December 31, 2008 was 1.05% and 1.00% respectively. The ratio of the allowance for loan and lease losses to non-performing assets increased over the first six months of 2009 due to increases to the allowance resulting from commercial loan growth and increases to general allocations. Although the Company did experience an increase in non-performing assets during the first six months of the year, the increase in those non-performing assets were comprised of collateral-based loans which did not require a specific allocation of the allowance for loan and lease losses and, therefore, did not result in additional allowance. Changes in the allowance for loan and lease losses for the three and six month periods ended June 30, 2009 and 2008 are as shown below:

For the three months ended June 30,              2009           2008
                                             -----------    -----------

Balance as of March 31,                      $ 3,593,824    $ 2,195,493

Provision for loan and lease losses              517,589        137,000
Loans and leases charged off                    (228,822)      (116,005)
Recoveries of loans and leases charged off       147,199         17,090
                                             -----------    -----------

Balance as of June 30,                       $ 4,029,790    $ 2,233,578
                                             ===========    ===========



For the six months ended June 30,                2009           2008
                                             -----------    -----------

Balance at beginning of the year             $ 3,698,820    $ 2,151,622

Provision for loan and lease losses              787,589        212,000
Loans and leases charged off                    (648,947)      (152,265)
Recoveries of loans and leases charged off       192,328         22,221
                                             -----------    -----------

Balance as of June 30,                       $ 4,029,790    $ 2,233,578
                                             ===========    ===========

The following table summarizes the Bank's Other Real Estate Owned ("OREO"), past due in excess of 90 days and non-accrual loans and leases, and total nonperforming assets as of June 30, 2009 and December 31, 2008.

                                              June 30, 2009    December 31, 2008
                                           -----------------   -----------------

Nonaccrual loans and leases                $       8,733,972   $       5,639,735

Other real estate owned                                   --                  --
                                           -----------------   -----------------

Total nonperforming assets                 $       8,733,972   $       5,639,735
                                           =================   =================

Loans and leases past due in excess of 90
  days and accruing interest               $              --   $          19,603
                                           =================   =================


POTENTIAL PROBLEM LOANS

As of June 30, 2009, there were four loans totaling $1.3 million which are not disclosed above which cause management to have concern as to the ability of the borrowers to comply with the present loan repayment terms. The Bank's carrying value of these loans totaled $1.3 million at June 30, 2009. These loans are still accruing interest but are classified as impaired. Although these loans are currently performing, Management views them as having potential and well-defined weaknesses that could jeopardize the liquidation of the debt.


OTHER THAN TEMPORARY IMPAIRMENT: The Company's investment securities portfolio is comprised of available-for-sale and held-to-maturity investments. The available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders' equity. The held-to-maturity portfolio is carried at amortized cost. Management determines the classification of a security at the time of its purchase.

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

Significant judgment is involved in determining when a decline in fair value is other-than-temporary. The factors considered by Management include, but are not limited to:

     o Whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis, which may be maturity;
     o The length of time and the extent to which the fair value has been less than the amortized cost basis;
     o Adverse conditions specifically related to the security, an industry or a geographic area;
     o The historical and implied volatility of the fair value of the security;
     o The payment structure of the debt security and the likelihood of the issuer being able to make payment that increase in the future;
     o Failure of the issuer of the security to make scheduled interest or principal payments;
     o    Any changes to the rating of the security by a rating agency;
     o Recoveries or additional declines in fair value subsequent to the balance sheet date.

     Adverse changes in the factors used by management to determine if a security is OTTI could lead to additional impairment charges. Conditions affecting a security that the Company determined to be temporary could become other than temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge. During the third and fourth quarters of 2008, the Company recorded OTTI losses totaling $9,422,650 related to the Company's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock, and two pooled trust preferred securities. There have been no OTTI losses during 2009. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the second quarter of 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 resulted in the reclassification of $2,511,080 ($1,657,313, net of tax) of non-credit related OTTI to OCI which had previously been recognized as a loss in earnings and is disclosed in Note 8 - Investment Securities.


OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At June 30, 2009, there have been no significant changes in the Company's off-balance sheet arrangements from December 31, 2008.


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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and nonfinancial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Such developments could have an adverse impact on the Company and the Bank's financial position and results of operations.


ITEM 4.  CONTROLS AND PROCEDURES

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3.  Defaults Upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on Wednesday, May 20, 2009. The results of such meeting are as follows:

1.   Election of Directors
     ---------------------

     The vote for re-electing each of the three Directors listed below to serve for a term of three years was as follows:

                                                                                            Withholding
                                                                             For             Authority
                                                                        ---------------  -----------------
    Joseph J. Greco          Number of Shares:                                1,722,357             84,234
                                                                        ---------------  -----------------
                             Percentage of Shares Voted:                          94.04%              4.60%
                                                                        ---------------  -----------------
                             Percentage of Shares Entitled to Vote:               73.08%              3.57%
                                                                        ---------------  -----------------
                                                                                            Withholding
                                                                             For             Authority
                                                                        ---------------  -----------------
    Perley H. Grimes, Jr.    Number of Shares:                                1,718,073             88,518
                                                                        ---------------  -----------------
                             Percentage of Shares Voted:                          93.81%              4.83%
                                                                        ---------------  -----------------
                             Percentage of Shares Entitled to Vote:               72.90%              3.76%
                                                                        ---------------  -----------------
                                                                                            Withholding
                                                                             For             Authority
                                                                        ---------------  -----------------

    Gregory S. Oneglia       Number of Shares:                                1,723,811             82,780
                                                                        ---------------  -----------------
                             Percentage of Shares Voted:                          94.12%              4.52%
                                                                        ---------------  -----------------
                             Percentage of Shares Entitled to Vote:               73.14%              3.51%
                                                                        ---------------  -----------------

     Continuing as Directors with terms to expire at the 2010 Annual Meeting of Shareholders are: George M. Madsen, Alan B. Magary, William J. Sweetman, and Patricia D. Werner. Continuing as Directors with terms to expire at the 2011 Annual Meeting of Shareholders are: Patrick J. Boland, John A. Brighenti, Richard E. Pugh, and H. Ray Underwood, Jr.

2.   Appointment of Auditors
     -----------------------

     Votes cast "For," "Against," and "Abstain" on the proposal to ratify the appointment of McGladrey & Pullen, LLP to act as independent auditors of the current fiscal year were as follows:


                      "FOR            "AGAINST
                    APPROVAL"         APPROVAL"         "ABSTAIN"
                ----------------   ---------------    ------------

                       1,789,887            14,383          27,223
                ----------------   ---------------    ------------
                     Number             Number           Number

                           75.94%             0.61%           1.16%
                ----------------   ---------------    ------------
                         (Percent of shares entitled to vote)

                           97.73%             0.79%           1.49%
                ----------------   ---------------    ------------
                  (Percent of shares actually voted at the meeting)

3.   Approval of Compensation of Named Executive Officers
     ----------------------------------------------------

     Votes cast "For," "Against," and "Abstain" on the proposal to approve the resolution regarding the compensation of the named executive officers in the Summary Compensation Table of the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders, as described in the Executive Compensation Tables and the related disclosure contained in the Proxy Statement were as follows:


                      "FOR            "AGAINST
                    APPROVAL"         APPROVAL"         "ABSTAIN"
                ----------------   ---------------    ------------

                       1,558,186           165,628         107,679
                ----------------   ---------------    ------------
                     Number             Number           Number

                           66.11%             7.03%           4.57%
                ----------------   ---------------    ------------
                         (Percent of shares entitled to vote)

                           85.08%             9.04%           5.88%
                ----------------   ---------------    ------------
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



Dated: August 19, 2009                     FIRST LITCHFIELD FINANCIAL
                                           CORPORATION


                                           By:  /s/ Joseph J. Greco
                                               --------------------
                                               Joseph J. Greco, President and
                                               Chief Executive Officer



Dated: August 19, 2009                     By:  /s/ Carroll A. Pereira
                                               -----------------------
                                               Carroll A. Pereira
                                               Principal Financial and
                                               Accounting Officer