Form 10-Q
period 2009-09-30
FIRST LITCHFIELD FINANCIAL CORP
filed 2009-11-13
CIK 840886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

               For the Quarterly period ended: September 30, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ___________.

                         Commission File Number: 0-28815

                     FIRST LITCHFIELD FINANCIAL CORPORATION
--------------------------------------------------------------------------------
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

Large accelerated filer [_]   Accelerated filer [_] Non-accelerated filer [_]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                            Yes   |_|      No   |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,356,875 shares of Common Stock, par value $.01 per share, were outstanding at November 10, 2009.

                     FIRST LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                       Page
    Part I - Financial Information

           Item 1 - Financial Statements

           Consolidated Balance Sheets - September 30, 2009 and December 31, 2008
           (unaudited) ............................................................       3

           Consolidated Statements of Operations - Three and Nine months ended
           September 30, 2009 and 2008 (unaudited) ................................       4

           Consolidated Statements of Changes in Shareholders' Equity - Nine months
           ended September 30, 2009 and 2008 (unaudited) ..........................       5

           Consolidated Statements of Cash Flows - Nine months ended
           September 30, 2009 and 2008 (unaudited) ................................       6

           Notes to Consolidated Financial Statements (unaudited) .................       7

           Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..............................................      33

           Item 3 - Quantitative And Qualitative Disclosures About Market Risk ....      53

           Item 4 - Controls and Procedures .......................................      53

    Part II - Other Information

           Item 1 - Legal Proceedings .............................................      53

           Item 1A - Risk Factors .................................................      53

           Item 2 - Unregistered Sales of Equity Securities and
           Use of Proceeds ........................................................      53

           Item 3 - Defaults Upon Senior Securities ...............................      53

           Item 4 - Submission of Matters to a Vote of Security Holders ...........      53

           Item 5 - Other Information .............................................      53

           Item 6 - Exhibits ......................................................      54

    Signatures ....................................................................      56

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)                                          September 30,      December 31,
                                                                                     2009              2008
                                                                                 -------------     -------------
    ASSETS
         Cash and due from banks                                                 $  43,182,377     $   9,238,320
         Interest - bearing accounts due from banks                                     61,209               463
                                                                                 -------------     -------------
                           CASH AND CASH EQUIVALENTS                                43,243,586         9,238,783
                                                                                 -------------     -------------
         Securities:
             Available for sale securities, at fair value                           98,308,680       113,486,201
             Held to maturity securities (fair value $15,420 -2009
             and $16,553-2008)                                                          15,064            16,550
                                                                                 -------------     -------------
                                    TOTAL SECURITIES                                98,323,744       113,502,751
                                                                                 -------------     -------------

         Federal Home Loan Bank stock, at cost                                       5,427,600         5,427,600
         Federal Reserve Bank stock, at cost                                           225,850           225,850
         Other restricted stock, at cost                                               105,000           100,000
         Loans held for sale                                                            95,000         1,013,216

         Loan and lease receivables, net of allowance for loan and lease losses of  $6,084,194 -2009, $3,698,820-2008
                                 NET LOANS AND LEASES                              376,566,884       366,392,079
         Premises and equipment, net                                                 7,098,133         7,370,252
         Foreclosed real estate                                                        547,040                --
         Deferred income taxes                                                       5,327,407         5,082,957
         Accrued interest receivable                                                 1,939,745         2,262,918
         Cash surrender value of life insurance                                     10,710,080        10,416,651
         Due from broker for security sales                                                 --         9,590,823
         Other assets                                                                1,593,294         1,633,727
                                                                                 -------------     -------------

                                        TOTAL ASSETS                             $ 551,203,363     $ 532,257,607
                                                                                 =============     =============
    LIABILITIES
         Deposits:
             Noninterest bearing                                                 $  70,023,494     $  69,548,261
             Interest bearing                                                      312,500,950       273,778,363
                                                                                 -------------     -------------
                                      TOTAL DEPOSITS                               382,524,444       343,326,624

         Federal Home Loan Bank advances                                            80,000,000        81,608,000
         Repurchase agreements with financial institutions                          22,500,000        26,450,000
         Repurchase agreements with customers                                       19,409,085        18,222,571
         Junior subordinated debt issued by unconsolidated trust                    10,104,000        10,104,000
         Collateralized borrowings                                                          --         1,375,550
         Capital lease obligation                                                    1,051,421         1,065,563
         Due to broker for security purchases                                               --        12,994,945
         Accrued expenses and other liabilities                                      4,225,497         4,643,090
                                                                                 -------------     -------------

                                   TOTAL LIABILITIES                               519,814,447       499,790,343
                                                                                 -------------     -------------

    EQUITY
    SHAREHOLDERS' EQUITY
         Preferred stock $.00001 par value; 1,000,000 shares authorized,
           10,000 shares outstanding as of 9/30/09 and 12/31/08                             --                --
         Common stock $.01 par value
             Authorized - 5,000,000 shares
             2009 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares
             2008 - Issued - 2,506,622 shares, outstanding - 2,356,875 shares           25,044            25,038
         Additional paid-in capital                                                 37,937,617        37,892,831
         Accumulated deficit                                                        (3,781,940)       (3,325,920)
         Less: Treasury stock at cost- 149,747 as of 9/30/09 and 12/31/08           (1,154,062)       (1,154,062)
         Accumulated other comprehensive loss, net of taxes                         (1,786,077)       (1,024,498)
                                                                                 -------------     -------------
             TOTAL FIRST LITCHFIELD FINANCIAL CORPORATION
                                SHAREHOLDERS' EQUITY                                31,240,582        32,413,389
                                                                                 -------------     -------------
    NONCONTROLLING INTERESTS                                                           148,334            53,875
                                                                                 -------------     -------------
                                        TOTAL EQUITY                                31,388,916        32,467,264
                                                                                 -------------     -------------


          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 551,203,363     $ 532,257,607
                                                                                 =============     =============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                                        September  30,                     September 30,
                                                                   2009              2008             2009               2008
                                                               ------------     -------------     -------------     --------------
    INTEREST AND DIVIDEND INCOME
         Interest and fees on loans and leases                 $  5,328,296     $   5,363,809     $  16,217,789     $   16,200,748
                                                               ------------     -------------     -------------     --------------

         Interest and dividends on securities:
             Mortgage-backed securities                             450,007           991,860         1,837,716          2,647,249
             US Treasury and other securities                        87,288           397,073           361,834          1,325,699
             State and municipal securities                         200,673           279,144           626,860            905,529
             Trust Preferred and other securities                    17,976            65,299           120,521            285,075
                                                               ------------     -------------     -------------     --------------
                  Total interest on securities                      755,944         1,733,376         2,946,931          5,163,552
                                                               ------------     -------------     -------------     --------------
         Other interest income                                       27,219            43,482            47,684            210,868
                                                               ------------     -------------     -------------     --------------
                      TOTAL INTEREST AND DIVIDEND INCOME          6,111,459         7,140,667        19,212,404         21,575,168
                                                               ------------     -------------     -------------     --------------

    INTEREST EXPENSE
         Interest on deposits:
             Savings                                                 65,163           173,193           255,021            479,079
             Money market                                           131,823           363,373           603,929          1,185,540
             Time certificates of deposit                           937,871         1,130,642         2,774,018          3,976,610
                                                               ------------     -------------     -------------     --------------
                              TOTAL INTEREST ON DEPOSITS          1,134,857         1,667,208         3,632,968          5,641,229
         Interest on Federal Home Loan Bank advances                850,917         1,013,339         2,616,091          3,035,762
         Interest on repurchase agreements                          230,128           398,077           785,004          1,147,314
         Interest on subordinated debt                              139,273           137,523           377,276            453,284
         Interest on collateralized borrowings                       15,686            25,418            58,837             80,221
         Interest on capital lease obligation                        13,973            14,220            42,108             42,837
                                                               ------------     -------------     -------------     --------------
                                  TOTAL INTEREST EXPENSE          2,384,834         3,255,785         7,512,284         10,400,647
                                                               ------------     -------------     -------------     --------------
                                     NET INTEREST INCOME          3,726,625         3,884,882        11,700,120         11,174,521
    PROVISION FOR LOAN AND LEASE LOSSES                           2,682,691           155,000         3,470,280            367,000
                                                               ------------     -------------     -------------     --------------
                     NET INTEREST INCOME AFTER PROVISION
                               FOR LOAN AND LEASE LOSSES          1,043,934         3,729,882         8,229,840         10,807,521
                                                               ------------     -------------     -------------     --------------
    NONINTEREST INCOME (LOSS)
         Banking service charges and fees                           412,883           417,803         1,165,371          1,143,723
         Trust                                                      345,357           319,049           892,896            992,142
         (Losses) gains on available for sale securities             (6,490)       (6,720,523)          314,584         (6,687,682)
         Increase in cash surrender value of life insurance          99,224           101,702           293,429            299,279
         Gains on the sale of loans                                 349,294            17,085           509,552             34,904
         Other                                                       14,767            57,356            83,721            200,041
                                                               ------------     -------------     -------------     --------------
                         TOTAL NONINTEREST INCOME (LOSS)          1,215,035        (5,807,528)        3,259,553         (4,017,593)
                                                               ------------     -------------     -------------     --------------
    NONINTEREST EXPENSE
         Salaries                                                 1,689,178         1,650,937         4,878,218          4,968,276
         Employee benefits                                          440,930           406,287         1,350,877          1,298,126
         Net occupancy                                              290,254           293,833           919,779            898,056
         Equipment                                                  137,492           151,144           434,010            465,528
         Legal fees                                                 128,647            85,703           370,440            203,323
         Directors fees                                              43,925            51,175           137,900            151,475
         Computer services                                          291,898           259,291           870,125            746,378
         Supplies                                                    50,863            58,020           124,537            148,449
         Consulting, services and fees                              189,554            70,393           442,106            314,431
         Postage                                                     37,757            40,056           112,767            113,676
         Advertising                                                 36,050           170,839           349,091            465,209
         FDIC assessments                                           210,829            91,395           930,055            183,744
         Loss due to dishonored items                               768,583                --           768,583                 --
         Other                                                      786,524           423,957         1,877,044          1,419,121
                                                               ------------     -------------     -------------     --------------
                               TOTAL NONINTEREST EXPENSE          5,102,484         3,753,030        13,565,532         11,375,792
                                                               ------------     -------------     -------------     --------------
                                LOSS BEFORE INCOME TAXES         (2,843,515)       (5,830,676)       (2,076,139)        (4,585,864)
    BENEFIT FOR INCOME TAXES                                       (770,444)         (404,786)         (705,887)          (274,945)
                                                               ------------     -------------     -------------     --------------
                NET LOSS BEFORE NONCONTROLLING INTERESTS         (2,073,071)       (5,425,890)       (1,370,252)        (4,310,919)
                               NET INCOME ATTIBUTABLE TO
                                NONCONTROLLING INTERESTS             41,832                --            94,459                 --
                                                               ------------     -------------     -------------     --------------
                                                NET LOSS       $ (2,114,903)    $  (5,425,890)    $  (1,464,711)    $   (4,310,919)
             DIVIDENDS AND ACCRETION ON PREFERRED SHARES            137,874                --           412,910                 --
                                                               ------------     -------------     -------------     --------------
               NET LOSS AVAILABLE TO COMMON SHAREHOLDERS       $ (2,252,777)    $  (5,425,890)    $  (1,877,621)    $   (4,310,919)
                                                               ============     =============     =============     ==============
    LOSS PER SHARE
                         BASIC NET LOSS PER COMMON SHARE       $      (0.96)    $       (2.30)    $       (0.80)    $        (1.82)
                                                               ============     =============     =============     ==============
                        DILUTED NET LOSS PER COMMON SHARE      $      (0.96)    $       (2.30)    $       (0.80)    $        (1.82)
                                                               ============     =============     =============     ==============
    DIVIDENDS PER SHARE                                        $         --     $        0.15     $        0.10     $         0.45
                                                               ============     =============     =============     ==============

See Notes to Consolidated Financial Statements.

FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                                   Retained               Accumulated
                                                                     Additional    Earnings                 Other          Total
                                Noncontrolling  Preferred  Common     Paid-In  (Accumulated   Treasury  Comprehensive  Shareholders'
                                  Interests       Stock     Stock     Capital     Deficit)     Stock        Loss          Equity
                                 -------------  ---------  ------   ----------  -----------   --------  -------------  -------------
Nine months ended
September 30, 2008
Balance, December 31, 2007           $ 50,000    $    --  $ 25,012  $27,858,841  $ 2,623,110  $  (926,964) $(1,267,387) $28,362,612
Adoption of EITF issue,
Acccounting for Deferred
Compensation and Postretirement
Benefits Associated
with Endorsement Split Dollar
Arrangements as of
January 1, 2008                            --         --        --           --      (12,272)          --           --      (12,272)
Comprehensive income (loss):
Net income                                 --         --        --           --   (4,310,919)          --                (4,310,919)
Other comprehensive loss, net
 of taxes:
  Net unrealized holding
            loss on available
            for sale securities            --         --        --           --           --           --   (2,129,230)  (2,129,230)
  Net actuarial loss and
            prior service
            cost for
            pension benefits                                                                                  (537,088)    (537,088)
                                                                                                                        ------------
Other comprehensive loss                                                                                                 (2,666,318)
                                                                                                                        ------------
Total comprehensive loss                                                                                                 (6,977,237)
Cash dividends declared: $0.30
 per share                                 --         --        --           --   (1,063,457)          --           --   (1,063,457)
Purchase of treasury shares                                                                      (227,098)                 (227,098)
Stock options exercised -
 1,893 shares                                                   19       20,464                                              20,483
Tax benefit on stock options
 exercised                                                                2,025                                               2,025
Restricted stock grants and
 expense                                   --         --         5        6,113           --           --           --        6,118
                                     --------    -------  --------   ----------  -----------  -----------  -----------  -----------
Balance, September 30, 2008          $ 50,000    $    --  $ 25,036  $27,887,443  $(2,763,538) $(1,154,062) $(3,933,705) $20,111,174
                                     ========   ========  ========  ===========  ===========  ===========  ===========  ===========

Nine months ended
September 30, 2009
Balance, December 31, 2008           $ 53,875    $    --  $ 25,038  $37,892,831  $(3,325,920) $(1,154,062) $(1,024,498) $32,467,264
Comprehensive income (loss):
Net income (loss)                      94,459         --        --           --   (1,464,711)          --           --   (1,370,252)
Other comprehensive income
  (loss), net of taxes:
  Net unrealized holding
            gain on available
            for sale securities            --         --        --           --           --           --      775,905     775,905
  Net unrealized holding
            loss on cash
            flow hedges                    --         --        --           --           --           --      (27,462)     (27,462)
  Net actuarial gain and
           prior service
           cost for pension
           benefits                        --         --        --           --           --           --      147,291      147,291
                                                                                                                        -----------
Other comprehensive income                                                                                                  895,734
                                                                                                                        -----------
Total comprehensive loss                                                                                                   (474,518)
Cumulative effect of adopting
FASB staff position,
Recognition and Presentation
of Other-than-Temporary
Impairments
(net of $853,767 tax effect)               --         --        --           --    1,657,313           --   (1,657,313)          --
Cash dividends declared:
$0.10 per share                            --         --        --           --     (235,712)          --                  (235,712)
Restricted stock grants
and expense                                --         --         6        6,876           --           --           --        6,882
Preferred stock dividends                                                           (375,000)                              (375,000)
Accretion of discount on
preferred stock                            --         --        --       37,910      (37,910)          --           --           --
                                     --------   --------  --------  -----------  -----------  -----------  -----------  -----------
Balance, September 30, 2009          $148,334   $     --  $ 25,044  $37,937,617  $(3,781,940) $(1,154,062) $(1,786,077) $31,388,916
                                     ========   ========  ========  ===========  ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.


FIRST LITCHFIELD FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                                        September 30,
                                                                                                    2009               2008
                                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                   $ (1,464,711)      $ (4,310,919)
    Adjustments to reconcile net loss to net cash provided by operating activities:
                 Net income attributable to non-controlling interest                                 94,459                 --
                 Amortization (accretion) of discounts and premiums
                   on investment securities, net                                                    277,333           (124,184)
                 Provision for loan and lease losses                                              3,470,280            367,000
                 Depreciation and amortization                                                      520,171            550,204
                 Loss on impairment write-down of available for sale securities                          --          6,946,098
                 Gains on sale of available for sale securities                                    (314,584)          (258,416)
                 Loss on sale of foreclosed real estate                                              55,640                 --
                 Losses on sales of repossessed assets                                              185,865             26,275
                 Loans originated for sale                                                      (13,283,029)        (2,124,000)
                 Proceeds from sales of loans held for sale                                      27,447,044          2,143,887
                 Gains on sales of loans held for sale                                             (509,552)           (34,904)
                 (Gain) losses on disposals of bank premises and equipment                           (3,457)             2,188
                 Deferred income taxes                                                             (705,887)                --
                 Stock based compensation                                                             6,883              6,118
                 Decrease in accrued interest receivable                                            323,173            309,132
                 Increase in other assets                                                           (39,065)          (235,487)
                 Increase in cash surrender value of life insurance                                (293,429)          (299,279)
                 Increase in deferred loan origination costs                                        (74,537)           (90,048)
                 Decrease in accrued expenses and other liabilities                                (911,673)        (1,024,395)
                                                                                               ------------       ------------
                     Net cash provided by operating activities                                   14,780,924          1,849,270
                                                                                               ------------       ------------
    CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
                 Proceeds from maturities and principal payments                                 52,361,754         29,370,830
                 Purchases                                                                      (76,402,584)       (58,903,339)
                 Proceeds from sales                                                             37,027,093         43,804,423
    Held to maturity mortgage-backed securities:
                 Proceeds from maturities and principal payments                                      1,486              2,952
    Inrcease in due from broker for security sale                                                        --        (11,643,821)
    Purchase of restricted stock                                                                     (5,000)            (5,000)
    Purchase of Federal Home Loan Bank stock                                                             --           (360,200)
    Net increase in loans and leases                                                            (26,811,335)       (22,637,407)
    Purchase of bank premises and equipment                                                        (248,052)          (129,143)
    Proceeds from sale of bank premises and equipment                                                 3,457                 --
    Proceeds from sale of foreclosed real estate                                                    419,360                 --
    Proceeds from sales of repossessed assets                                                        56,676            214,532
                                                                                               ------------       ------------
                 Net cash used in investing activities                                          (13,597,145)       (20,286,173)
                                                                                               ------------       ------------
    CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in savings, money market and demand deposits                                     3,733,149         11,907,339
    Net increase (decrease) in certificates of deposit                                           35,464,671         (6,797,900)
    Repayments on Federal Home Loan Bank advances                                                        --         (4,500,000)
    Net (decrease) increase in Federal Home Loan Bank overnight borrowings                       (1,608,000)           941,000
    Net (decrease) increase in repurchase agreements with financial institutions                 (3,950,000)         4,900,000
    Net increase (decrease) in repurchase agreements with customers                               1,186,514           (873,356)
    Net decrease in collateralized borrowings                                                    (1,375,550)          (310,166)
    Principal repayments on capital lease obligation                                                (14,142)           (13,413)
    Purchase of treasury shares                                                                          --           (227,098)
    Proceeds from the exercise of stock options                                                          --             20,483
    Tax benefit of stock options exercised                                                               --              2,025
    Dividends paid on common stock                                                                 (615,618)        (1,065,082)
                                                                                               ------------       ------------
                 Net cash provided by financing activities                                       32,821,024          3,983,832
                                                                                               ------------       ------------
                 Net increase (decrease) in cash and cash equivalents                            34,004,803        (14,453,071)
    CASH AND CASH EQUIVALENTS, at beginning of period                                             9,238,783         21,497,194
                                                                                               ------------       ------------
    CASH AND CASH EQUIVALENTS, at end of period                                                $ 43,243,586       $  7,044,123
                                                                                               ============       ============
    SUPPLEMENTAL INFORMATION
                 Cash paid during the period for:
                 Interest on deposits and borrowings                                           $  7,612,852       $ 10,523,661
                                                                                               ============       ============
                 Income taxes                                                                  $      1,000       $      1,000
                                                                                               ============       ============
    Noncash investing and financing activities:
                 Accrued dividends declared                                                    $    375,000       $    353,603
                                                                                               ============       ============
                 Transfer of loans  to repossessed assets                                      $     90,423       $    181,400
                                                                                               ============       ============
                 Transfer of loans to OREO                                                     $  1,022,040       $         --
                                                                                               ============       ============
                 Increase in leases and other liabilities for
                 equipment payable related to financed leases                                  $    680,533       $  2,082,719
                                                                                               ============       ============
                 Increase in mortgage servicing assets                                         $    269,037       $     15,017
                                                                                               ============       ============
                 Increase in liabilities and decrease in retained earnings for the adopting FASB staff position, "Accounting for Deferred
                 Compensation and Postretirement Benefit Aspects of Endorsement
                 Split-Dollar-Life Insurance Arrangements"                                     $         --       $     12,272
                                                                                               ============       ============
                 Change in other liabilities related to the unfunded pension liability         $    223,167       $    813,770
                                                                                               ============       ============
                 Change in gross unrealized holding losses on available for sale securities    $  1,715,613       $  3,226,105
                                                                                               ============       ============
                 Transfer of loans to loans held for sale                                      $ 13,005,284       $         --
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

      These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented.
      The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

      The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

      During the first quarter of 2009, the Company entered into two interest rate swap agreements to hedge certain interest rate exposures. The Company does not use derivatives for speculative purposes. The Company applies
      "Accounting  for  Derivative   Instruments  and  Hedging  Activities,"  as
      amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. This accounting guidance requires the Company to recognize all derivatives as either assets or liabilities in its Consolidated Balance Sheets and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

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

3. The Company is required to present basic income per share and diluted income per share in its consolidated statements of income. Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is anti-dilutive. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. Income attributable to common shareholders has been reduced and losses have been increased by preferred share dividends and discount accretion related to the Company`s participation in TARP Capital Purchase program. For the three and nine month periods ended September 30, 2009 this amount totaled $137,874 and $412,910, respectively.

      The following is information about the computation of net loss per share for the three and nine month periods ended September 30, 2009 and 2008. The Company had no dilutive securities outstanding at September 30, 2009.

                                                               Three Months Ended
                                                              September 30, 2009
                                                    --------------------------------------
                                                       Net                       Per Share
                                                      Loss           Shares         Amount
                                                    -----------     ---------    ---------
    Basic Net Loss Per Share
        Loss attributable to common shareholders    $(2,252,777)    2,356,875    $  (0.96)
                                                                                 =========
    Effect of Dilutive Securities
        Options Outstanding                                  --           --
    Diluted Net Loss Per Share
        Loss attributable to common shareholders
                                                    ------------    ---------
        plus assumed conversions                    $(2,252,777)    2,356,875    $  (0.96)
                                                    ============    =========    =========

                                                              Three Months Ended
                                                              September 30, 2008
                                                    --------------------------------------
                                                       Net                       Per Share
                                                      Loss           Shares        Amount
                                                    -----------     ---------    ---------
    Basic Net Loss Per Share
        Loss attributable to common shareholders    $(5,425,890)    2,358,267    $  (2.30)
                                                                                 =========
    Effect of Dilutive Securities
        Options Outstanding                                  --            --
    Diluted Net Loss Per Share
        Loss attributable to common shareholders
                                                    ------------    ---------
        plus assumed conversions                    $(5,425,890)    2,358,267    $  (2.30)
                                                    ============    =========    =========

                                                              Nine Months Ended
                                                              September 30, 2009
                                                    --------------------------------------
                                                       Net                       Per Share
                                                      Loss           Shares       Amount
                                                    -----------     ---------    ---------
    Basic Net Loss Per Share
        Loss attributable to common shareholders    $(1,877,621)    2,356,875    $  (0.80)
                                                                                 =========
    Effect of Dilutive Securities
        Options Outstanding                                  --            --
    Diluted Net Loss Per Share
        Loss attributable to common shareholders
                                                    ------------    ---------
        plus assumed conversions                    $(1,877,621)    2,356,875    $  (0.80)
                                                    ============    =========    =========

                                                              Nine Months Ended
                                                              September 30, 2008
                                                    --------------------------------------
                                                      Net                        Per Share
                                                      Loss           Shares       Amount
                                                    -----------     ---------    ---------
Basic Net Loss Per Share
        Loss attributable to common shareholders    $(4,310,919)    2,364,904    $  (1.82)
                                                                                 =========
    Effect of Dilutive Securities
        Options Outstanding                                  --           536
    Diluted Net Loss Per Share
        Loss attributable to common shareholders
                                                    ------------    ---------
        plus assumed conversions                    $(4,310,919)    2,365,440    $  (1.82)
                                                    ============    =========    =========

4. Other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on available for sale securities, net cash flow hedges, as well as net pension gain, is as follows:

                                                                                         Three Months Ended
                                                                                         September 30, 2009
                                                                              ----------------------------------------
                                                                              Before-Tax          Tax       Net-of-Tax
                                                                                Amount          Effect        Amount
                                                                              -----------     ---------     ---------
    Unrealized holding gain arising during the period                         $ 1,204,164     $(409,416)    $ 794,748
    Less:  reclassification adjustment for loss recognized in net income            6,490        (2,207)        4,283
                                                                              -----------     ---------     ---------

    Unrealized holding gain on available for sale securities, net of taxes      1,210,654      (411,623)      799,031
    Net cash flow hedges, net of taxes                                           (204,165)       69,416      (134,749)
    Net pension gain, net of taxes                                                168,944       (57,440)      111,504
                                                                              -----------     ---------     ---------
    Total other comprehensive income, net of taxes                            $ 1,175,433     $(399,647)    $ 775,786
                                                                              ===========     =========     =========

                                                                                         Three Months Ended
                                                                                         September 30, 2008
                                                                              -----------------------------------------
                                                                              Before-Tax          Tax        Net-of-Tax
                                                                                Amount          Effect         Amount
                                                                              -----------     ---------     -----------
    Unrealized holding losses arising during the period                       $(5,602,610)    $ 194,688     $(5,407,922)
    Add:  reclassification adjustment for loss recognized in net income         6,720,523      (574,778)      6,145,745
                                                                              -----------     ---------     -----------

    Unrealized holding gains on available for sale securities, net of taxes     1,117,913      (380,090)        737,823
    Net pension loss, net of taxes                                               (334,418)      113,702        (220,716)
                                                                              -----------     ---------     -----------
    Total other comprehensive income, net of taxes                            $   783,495     $(266,388)    $   517,107
                                                                              ===========     =========     ===========

                                                                                         Nine Months Ended
                                                                                         September 30, 2009
                                                                              ----------------------------------------
                                                                              Before-Tax          Tax       Net-of-Tax
                                                                                Amount          Effect       Amount
                                                                              -----------     ---------     ---------
    Unrealized holding gain arising during the period                         $ 1,490,197     $(506,667)    $ 983,530
    Less:  reclassification adjustment for gain recognized in net income         (314,584)      106,959      (207,625)
                                                                              -----------     ---------     ---------

    Unrealized holding gains on available for sale securities, net of taxes     1,175,613      (399,708)      775,905
    Net cash flow hedges, net of taxes                                            (41,609)       14,147       (27,462)
    Net pension gain, net of taxes                                                223,167       (75,876)      147,291
                                                                              -----------     ---------     ---------
    Total other comprehensive income, net of taxes                            $ 1,357,171     $(461,437)    $ 895,734
                                                                              ===========     =========     =========

                                                                                         Nine Months Ended
                                                                                         September 30, 2008
                                                                              ----------------------------------------
                                                                              Before-Tax          Tax       Net-of-Tax
                                                                                Amount          Effect       Amount
                                                                              -----------     ---------     -----------
    Unrealized holding losses arising during the period                       $(9,913,788)    $ 1,660,488   $(8,253,300)
    Add:  reclassification adjustment for loss recognized in net income         6,687,682        (563,612)    6,124,070
                                                                              -----------     -----------   -----------

    Unrealized holding losses on available for sale securities, net of taxes   (3,226,106)      1,096,876    (2,129,230)
    Net pension loss, net of taxes                                               (813,770)        276,682      (537,088)
                                                                              -----------     -----------   -----------
    Total other comprehensive loss, net of taxes                              $(4,039,876)    $ 1,373,558   $(2,666,318)
                                                                              ===========     =========== =============

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

      Components of net periodic benefit cost for the three months ended September 30:

                                                  2009         2008
                                               --------     --------
            Service cost                       $     --     $     --
            Interest cost                        42,700       46,306
            Expected return on plan assets      (43,104)     (50,363)
            Amortization of unrealized loss      19,523       14,812
                                               --------     --------
            Net periodic benefit cost          $ 19,119     $ 10,755
                                               ========     ========


      Components of net periodic benefit cost for the nine months ended September 30:

                                                   2009         2008
                                               ---------     ---------
            Service cost                       $      --     $      --
            Interest cost                        128,100       138,919
            Expected return on plan assets      (129,311)     (151,090)
            Amortization of unrealized loss       58,569        44,437
                                               ---------     ---------
            Net periodic benefit cost          $  57,358     $  32,266
                                               =========     =========

6. The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to borrow up to 30% of its total assets. In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances. FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advance are used as collateral. The Company views its investment in the FHLBB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as:
      1) the significance of the decline in net assets of the FHLBB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLBB; and 3) the liquidity position of the FHLBB. The FHLBB announced in February 2009 that it would suspend its dividend for the first quarter of 2009, and will likely not pay any dividends for the remainder of 2009, and will continue its moratorium on excess stock repurchases announced in December 2008. The FHLBB noted their primary concern related to the impact of other-than-temporary impairment ("OTTI") charges recorded on private label mortgage-backed securities (MBS) as of December 31, 2008.

      While the FHLBB announced that it remained adequately capitalized as of December 31, 2008 in its February announcement, the Company is unable to determine if the potential additional charges to earnings will change this regulatory capital classification. On October 29, 2009, the FHLBB communicated to its members that the FHLBB recorded a net loss of $105.4 million for the third quarter of 2009. The primary challenge for the FHLBB continues to be losses due to the other-than-temporary impairment of its investments in private-label mortgage-backed securities resulting in a credit loss of

      $174.2 million during the quarter. The associated non-credit loss on these securities this quarter was $1.6 million and resulted in an accumulated other comprehensive loss of $1.0 billion at September 30, 2009. Retained earnings were $136.3 million at September 30, 2009, down from $241.7 million at June 30, 2009. In spite of these losses, the FHLBB remained in compliance with all regulatory capital ratios as of September 30, 2009.

      The FHLBB explained that the ongoing impact of the economy as well as the housing and capital markets is likely to continue to provide challenges for the Bank. The underlying credit quality especially as it relates to the FHLBB's investments in private-label mortgage-backed securities, remains vulnerable. Trends in determining future OTTI are still challenging and include: rising unemployment rates, some further decline in housing prices, higher default rates, lower voluntary prepayment rates, and deepened loss severities.

      FHLBB's management is focused on the long-term agenda: returning the FHLBB to profitability, preserving the FHLBB's capital base, and building retained earnings. They have begun to implement elements of a plan that will, over time, work to restore the FHLBB to a position where they can once again repurchase stock, pay members a dividend, and fund the Affordable Housing Program. The Company does not believe that its investment in the FHLBB is impaired as of this date. However, this estimate could change in the near term as a result of any of the following events: 1) additional significant impairment losses are incurred on the MBS causing a significant decline in the FHLBB's regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly; and 3) capital preservation strategies being utilized by the FHLBB become ineffective.

      Federal Home Loan Bank advances as of September 30, 2009 are as follows:

due        10/02/2009    $ 6,000,000  @       4.50%
due        11/30/2009      5,000,000  @       3.95%
due         6/24/2010      5,000,000  @       4.15%
due        11/02/2010     10,000,000  @       4.45%
due         5/29/2012      5,000,000  @       4.32%
due         5/02/2014      7,000,000  @       4.59% , callable 5/3/2010
due         8/20/2014      7,000,000  @       4.25% , callable 8/20/2010
due         5/05/2016     10,000,000  @       4.53% , callable 11/5/2009
due         3/23/2017     10,000,000  @       4.29% , callable 12/23/2009
due         7/20/2017     10,000,000  @       4.29% , callable 10/20/2009
due        11/20/2017      5,000,000  @       4.29% , callable 11/19/2012
                      --------------
                Total   $ 80,000,000
                      ==============

      As of September 30, 2009, the Bank had borrowings under repurchase agreements with financial institutions totaling $22,500,000. This amount includes borrowings:

due         3/12/2013   $ 12,500,000  @       3.19% , callable 3/12/2011
due         5/23/2013     10,000,000  @       3.64% , callable 5/23/2011
                      ---------------
                Total   $ 22,500,000
                      ===============

7. A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the (benefit) provision for income taxes as reported in the statements of operations is as follows:

                                                                 For the three months ended September 30,
                                                               --------------------------------------------
                                                                      2009                     2008
                                                               -------------------    ---------------------
    Provision for income taxes at statutory Federal rate       $(966,795)    (34)%    $(1,982,430)    (34)%
    Increase (decrease) resulting from:
            Tax exempt income                                   (104,392)     (2)        (148,249)     (3)
            Nondeductible interest expense                         5,234      --           10,423      --
            Increase in valuation allowance                           --      --        1,710,200      30
            Unrecognized tax benefits                            292,014      10               --
            Other                                                  3,495      (1)           5,270      --
                                                               ---------     ---      -----------     ---
    Benefit for income taxes                                   $(770,444)    (27)%    $  (404,786)     (7)%
                                                               =========     ===      ===========     ===


                                                                 For the nine months ended September 30,
                                                               --------------------------------------------
                                                                       2009                     2008
                                                               -------------------    ---------------------
    Provision for income taxes at statutory Federal rate       $(705,887)    (34)%    $(1,559,194)    (34)%
    Increase (decrease) resulting from:
            Tax exempt income                                   (320,252)    (16)        (477,969)    (11)
            Nondeductible interest expense                        17,742       1           36,207       1
            Increase in valuation allowance                           --      --        1,710,200      37
            Unrecognized tax benefits                            292,014      14
            Other                                                 10,496       1           15,811       1
                                                               ---------     ---      -----------     ---
    Benefit for income taxes                                   $(705,887)    (34)%    $  (274,945)     (6)%
                                                               =========     ===      ===========     ===

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets of approximately $5.3 million and $5.1 million, respectively. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at September 30, 2009. The deferred tax position has been affected by several significant transactions in the past three years. These transactions included other-than-temporary impairment write-offs of certain investments and significant permanent differences between accounting and tax income such as non-taxable municipal security income, which securities have been sold and replaced with assets which will generate taxable income in the future, and certain specific expenditures not expected to reoccur. As a result, the Company is in a cumulative net loss position (pretax income (loss) for a three year period adjusted for permanent items) as of September 30, 2009. However, under the applicable accounting guidance, the Company has concluded that it is "more likely than not" that the Company will be able to realize its deferred tax assets based on the non-recurring nature of these items and the Company's expectation of future taxable income. In the future, management's conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the establishment of a valuation allowance for a portion or all of the deferred tax asset. The Company will continue to analyze the recoverability of its deferred tax assets quarterly.

Federal tax returns for all years subsequent to 2006 remain open to examination. For the Company's principal state tax jurisdiction of Connecticut, tax returns for years subsequent to 2001 remain open to examination. There were no interest or penalties paid during the nine-month period ended September 30, 2009 or the twelve-month period ended December 31, 2008. No accrued interest or penalties were recorded as of September 30, 2009 or December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

8. The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of securities which are classified as available for sale and held to maturity at September 30, 2009 and December 31, 2008 are as follows:



AVAILABLE FOR SALE                                               September 30, 2009
                                              -----------------------------------------------------------
                                                               Gross            Gross
                                               Amortized     Unrealized       Unrealized          Fair
                                                 Cost          Gains            Losses           Value
                                              -----------    -----------     ------------     -----------
    Debt Securities:
         U.S. Treasury securities             $ 3,080,963    $    70,287     $         --     $ 3,151,250
         U.S. Government Agency securities     12,227,759         90,220          (41,179)     12,276,800
         State and Municipal Obligations       12,441,684        127,478         (155,868)     12,413,294
         Trust Preferred Securities (1)         2,994,101             --       (2,114,570)        879,531
                                              -----------    -----------     ------------     -----------
                                               30,744,507        287,985       (2,311,617)     28,720,875
                                              -----------    -----------     ------------     -----------
    Mortgage-Backed Securities:
         GNMA                                     461,783          7,785              (52)        469,516
         FNMA                                  29,490,613        618,691          (12,885)     30,096,419
         FHLMC                                 21,638,206        320,132          (20,918)     21,937,420
                                              -----------    -----------     ------------     -----------
                                               51,590,602        946,608          (33,855)     52,503,355
                                              -----------    -----------     ------------     -----------

    Marketable Equity Securities               17,069,511         14,939               --      17,084,450
                                              -----------    -----------     ------------     -----------

    Total available for sale securities       $99,404,620    $ 1,249,532     $ (2,345,472)    $98,308,680
                                              ===========    ===========     ============     ===========

      (1) Net of other-than-temporary impairment writedowns recognized in earnings, other than such noncredit-related amounts reclassified on April 1, 2009.

                                                                   December 31, 2008
                                              -----------------------------------------------------------
                                                                Gross            Gross
                                               Amortized      Unrealized       Unrealized         Fair
                                                  Cost          Gains           Losses           Value
                                              ------------    ---------     ------------     ------------
    Debt Securities:
         U.S. Treasury securities             $  3,110,574    $ 107,876     $         --     $  3,218,450
         U.S. Government Agency securities      26,500,000       65,763           (3,386)      26,562,377
         State and Municipal Obligations        19,931,000       77,501         (376,069)      19,632,432
         Trust Preferred Securities (2)            493,615           --               --          493,615
                                              ------------    ---------     ------------     ------------
                                                50,035,189      251,140         (379,455)      49,906,874
                                              ------------    ---------     ------------     ------------
    Mortgage-Backed Securities:
         GNMA                                    9,495,917           12           (8,094)       9,487,835
         FNMA                                   35,675,421      467,875         (263,567)      35,879,729
         FHLMC                                  14,994,269      210,723           (9,228)      15,195,764
                                              ------------    ---------     ------------     ------------
                                                60,165,607      678,610         (280,889)      60,563,328
                                              ------------    ---------     ------------     ------------

    Marketable Equity Securities                 3,045,878           --          (29,879)       3,015,999
                                              ------------    ---------     ------------     ------------

    Total available for sale securities       $113,246,674    $ 929,750     $   (690,223)    $113,486,201
                                              ============    =========     ============     ============

      (2) Net of other-than-temporary impairment writedowns recognized in earnings.


HELD TO MATURITY                                                  September 30, 2009
                                             ------------------------------------------------------------
                                                                 Gross         Gross
                                               Amortized       Unrealized    Unrealized           Fair
                                                  Cost           Gains         Losses            Value
                                              ------------    -----------   ------------     ------------
Mortgage-Backed Securities:
     GNMA                                     $     15,064    $       356   $         --     $     15,420
                                              ============    ===========   ============     ============

                                                                  December 31, 2008
                                              -----------------------------------------------------------
                                                                  Gross         Gross
                                               Amortized       Unrealized    Unrealized          Fair
                                                 Cost            Gains         Losses           Value
                                              ------------    -----------   ------------     ------------
Mortgage-Backed Securities:
     GNMA                                     $     16,550    $         3   $         --     $     16,553
                                              ============    ===========   ============     ============

The Company adopted the FASB staff position, "Recognition and Presentation of Other-Than-Temporary Impairments," for the interim period ended June 30, 2009, which was applied to existing and new debt securities held by the Company as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, the accounting principle requires that the credit component of the other-than-temporary impairment losses be recognized as a loss in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. As a result of the adoption of the accounting principle, the Company reclassified the noncredit component of the other-than-temporary impairment loss previously recognized in earnings during 2008. The reclassification was reflected as a cumulative effect adjustment of $1,657,313 ($2,511,080 before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which other-than-temporary impairment losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.

The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at September 30, 2009:

                                              Less than 12 Months          12 Months or More                    Total
                                           -------------------------    -------------------------    -------------------------
                                              Fair        Unrealized       Fair       Unrealized        Fair        Unrealized
                                              Value         Losses        Value         Losses          Value         Losses
                                           -------------------------    -------------------------    -------------------------
    Investment Securities
       U.S. Government Agency Securities   $ 4,993,650    $   41,179    $       --    $        --    $ 4,993,650    $   41,179
       State & Municipal obligations                --            --     4,258,191        155,868      4,258,191       155,868
       Trust Preferred Securities (1)          879,531     2,114,570            --             --        879,531     2,114,570
                                           -----------    ----------    ----------    -----------    -----------    ----------
                                             5,873,181     2,155,749     4,258,191        155,868     10,131,372     2,311,617
                                           -----------    ----------    ----------    -----------    -----------    ----------
    Mortgage-Backed Securities
       GNMA                                         --            --        46,057             52         46,057            52
       FNMA                                  1,407,460           268     1,777,533         12,617      3,184,993        12,885
       FHLMC                                 3,764,485        17,796        75,781          3,122      3,840,266        20,918
                                           -----------    ----------    ----------    -----------    -----------    ----------
                                             5,171,945        18,064     1,899,371         15,791      7,071,316        33,855
                                           -----------    ----------    ----------    -----------    -----------    ----------

                                           -----------    ----------    ----------    -----------    -----------    ----------
    Total                                  $11,045,126    $2,173,813    $6,157,562    $   171,659    $17,202,688    $2,345,472
                                           ===========    ==========    ==========    ===========    ===========    ==========

(1) Net of other-than-temporary impairment writedowns recognized in earnings, other than such noncredit-related amounts reclassified on April 1, 2009 in accordance with the adoption of "Recognition and Presentation of Other-Than-Temporary Impairments."


The following table presents the Bank's securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008:

                                               Less than 12 Months          12 Months or More                   Total
                                           -------------------------    -------------------------    -------------------------
                                              Fair        Unrealized        Fair       Unrealized         Fair       Unrealized
                                              Value         Losses         Value         Losses          Value         Losses
                                           -------------------------    -------------------------    -------------------------
    Investment Securities
       U.S. Government Agency securities   $ 7,996,614    $    3,386    $        --    $        --    $ 7,996,614    $  3,386
       State & Municipal obligations         8,804,717       303,267      2,574,433         72,802     11,379,150     376,069
                                           -----------    ----------    -----------    -----------    -----------    --------
                                            16,801,331       306,653      2,574,433         72,802     19,375,764     379,455
                                           -----------    ----------    -----------    -----------    -----------    --------
    Mortgage-Backed Securities
       GNMA                                         --            --        465,643          8,094        465,643       8,094
       FNMA                                 10,067,156       112,219      4,209,833        151,348     14,276,989     263,567
       FHLMC                                        --            --      1,351,769          9,228      1,351,769       9,228
                                           -----------    ----------    -----------    -----------    -----------    --------
                                            10,067,156       112,219      6,027,245        168,670     16,094,401     280,889
                                           -----------    ----------    -----------    -----------    -----------    --------

    Marketable Equity Securities                    --            --      1,970,122         29,879      1,970,122      29,879

                                           -----------    ----------    -----------    -----------    -----------    --------
    Total                                  $26,868,487    $  418,872    $10,571,800    $   271,351    $37,440,287    $690,223
                                           ===========    ==========    ===========    ===========    ===========    ========

      At September 30, 2009, seventeen securities had unrealized losses. At September 30, 2009, gross unrealized holding losses on available for sale and held to maturity securities totaled $2,345,472. Of the securities with unrealized losses, there were nine securities that have been in a continuous unrealized loss position for a period of twelve months or more. The unrealized losses on these securities totaled $171,659 at September 30, 2009. The following summarizes by investment security type, the basis for the conclusion that the applicable investment securities within the Company's available for sale portfolio were not other-than-temporarily impaired at September 30, 2009.

      Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment
      ("OTTI"). For the second quarter of 2009, the Company adopted the provisions of FASB staff position, "Recognition and Presentation of Other-Than-Temporary Impairments." Management assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances as required by the new staff position, OTTI is considered to have occurred
      (1) if the Company intends to sell the security; (2) if it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The "more likely than not" criteria is a lower threshold than the "probable" criteria used under previous guidance.

      The staff position requires that credit-related OTTI is recognized in earnings while non-credit related OTTI on securities not expected to be sold is recognized in OCI. Non-credit related OTTI is caused by other factors, including illiquidity. For securities classified as held-to-maturity ("HTM"), the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Non-credit related OTTI recognized in earnings previous to April 1, 2009 is reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment. The Company adopted this staff position effective April 1, 2009. The adoption of this staff position resulted in the reclassification of $2,511,080, ($1,657,313, net of tax) of non-credit related OTTI to accumulated OCI which had previously been recognized as a loss in earnings.

      Management's OTTI evaluation process also follows the guidance of the standard entitled "Accounting for Certain Investments in Debt and Equity Securities," "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," and "Amendments to the Impairment and Interest Income Measurement Guidance." This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, and all available information relevant to the collectability of debt securities. The Company is also required to consider its ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating the existence of OTTI in its securities portfolio. The accounting principle was issued on January 12, 2009 and is effective for reporting periods ending after December 15, 2008. This accounting principle amends the previous accounting principle by eliminating the requirement that a holder's best estimate of cash flows be based upon those that a market participant would use. Instead, the provision requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder's expected cash flows such that it is "probable" that the full amount will not be received.

      In addition, the disclosure and related discussion of unrealized losses is presented pursuant to the EITF topic entitled, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The staff position replaces certain impairment evaluation guidance of the EITF topic; however, the disclosure requirements of EITF topic remain in effect. This staff position addresses the determination of when an investment is considered impaired, whether the impairment is considered to be other-than-temporary, and the measurement of an impairment loss. The staff position also supersedes EITF Topic entitled "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value," and clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.

      For the three and nine months ended September 30, 2009, the Company did not recognize any OTTI charges.

      For all security types discussed below where no OTTI is considered to exist at September 30, 2009, management applied the criteria of the staff position to each investment individually. That is, for each security evaluated, management concluded that it does not intend to sell the security and it is not more likely than not that management will be required to sell the security before recovery of its amortized cost basis and as such OTTI was not recognized as a loss in earnings.

      The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company's available for sale portfolio were not other-than-temporarily impaired at September 30, 2009:

      U.S. Government Agency Securities - The unrealized losses in the Company's investment in these securities as of September 30, 2009 totaled $41,179. This compares to unrealized losses of $3,386 at December 31, 2008. As the unrealized losses in this sector of the portfolio relate mostly to interest rates, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

      State and Municipal Obligations - The unrealized losses on the Company's investment in state and municipal obligations decreased from $376,069 at December 31, 2008 to $155,868 at September 30, 2009. There were no OTTI charges for these securities during the third quarter of 2009. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The decrease in the unrealized loss at September 30, 2009 is attributable to sales in this sector of the portfolio during the third quarter. As of September 30, 2009, all securities are performing, the Company is receiving all interest and principal payments as contractually agreed, and all these securities are rated as investment grade. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

      Trust Preferred Securities - As of September 30, 2009, the unrealized losses on the Company's investment in trust preferred securities totaled $2,114,570. As of September 30, 2009, this portfolio consisted of two pooled trust preferred securities with a carrying value of $2,994,101 and a market value of $879,531. These securities are in the form of mezzanine classes which are comprised of bank and insurance collateral. During the first quarter of 2009, both securities were downgraded to a rating of Ca indicating a more severe deterioration in the creditworthiness of the underlying issuers of these securities. As a result, the Company recorded OTTI losses effective as of December 31, 2008. Management evaluated current credit ratings, credit support and stress testing for future defaults. Management also reviewed analytics provided by the trustee, reports from third-party sources and internal documents. As previously indicated, the Company adopted the provisions of the staff position, and in connection therewith determined that other-than-temporary impairments at April 1, 2009 consisted of $1,881,573 related to credit losses and $2,511,080 related to other factors. There were no other-than-temporary impairments for the three months ended September 30, 2009.

      The unrealized losses on the Company's trust preferred securities were caused by a lack of liquidity and uncertainties facing the banking and insurance industries. During 2009, the Company was notified that these securities will not be remitting interest payments and that going forward, the Company would be receiving payments "in kind." As a result of this, the Company has discontinued interest accruals on the securities and an impairment loss has been recorded on one security as discussed above. Based on the aforementioned valuation analysis to determine expected credit losses prepared on both of these securities, management expects to fully recover amortized cost of each security. However, additional interest deferrals and/or defaults could result in future other-than-temporary impairment charges. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the non-credit impairment of these investments to be recognized in earnings as other-than-temporary impairments at September 30, 2009.

      Mortgage-backed securities - The unrealized losses on the Company's investment in mortgage-backed securities decreased from $280,889 at December 31, 2008 to $33,855 at September 30, 2009. There were no OTTI charges for the nine months ended September 30, 2009. These securities are U.S. Government Agency or sponsored agency securities secured by residential properties. The contractual cash flows for these investments are performing as expected. Management believes the increase in fair value is attributable to investor's perception of improvement in credit and liquidity in the marketplace. The Company expects to collect all principal and interest on these securities. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments until a recovery of amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

      Equity securities - There were no unrealized losses on the Company's investment which was a decrease from the unrealized losses of $29,879 as of December 31, 2008. As of September 30, 2009, this portfolio consists of a marketable investment fund with a fair value of $2,014,939, a money market fund with a fair value of $15,069,509, and perpetual preferred stock of government sponsored enterprises which have been written down to a fair value of $2. Given that there is no unrealized loss remaining in this segment of the portfolio, no other-than-temporary evaluation was warranted at September 30, 2009.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at September 30, 2009 for which a portion of the other-than-temporary impairment was recognized in other comprehensive loss:

For the Three Months ended September 30, 2009:
Balance at July 1, 2009                                                          $1,881,573
Credit component of other-than-temporary impairment not reclassified to other
 comprehensive loss in conjunction with the cumulative effect adjustment                 --
Additions for credit component for which other-than-temporary impairment was
 not previously recognized                                                               --
                                                                                 ----------
Balance at September 30, 2009                                                    $1,881,573
                                                                                 ==========

For the Nine Months ended September 30, 2009:
Balance at January 1, 2009                                                       $       --
Credit component of other-than-temporary impairment not reclassified to other
 comprehensive loss in conjunction with the cumulative effect adjustment          1,881,573
Additions for credit component for which other-than-temporary impairment was
 not previously recognized                                                               --
                                                                                 ----------
Balance at September 30, 2009                                                    $1,881,573
                                                                                 ==========

      As of September 30, 2009, debt securities with other-than-temporary impairment losses related to credit and were recognized in earnings consisted of pooled trust preferred securities. In accordance with the staff position regarding other-than-temporary impairment issued in April 2009, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the Trust

      Preferred Securities included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement. The valuations of trust preferred securities were based upon fair value guidance issued in April 2009 using cash flow analysis. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. Prospective deferral, default and recovery estimates affecting projected cash flows were based on an analysis of the underlying financial condition of the individual issuers, with consideration of the issuer's capital adequacy, credit quality, lending concentrations and other factors. Assumptions for deferral and constant default rates were 100% for nonperforming in 2011, from 2% to 4.85% for nonperforming during 2010, 3.5% for 2011 and 1% for performing after 2011. The assumptions for collateral conditional default rates ranged from 0% to 4% and severity of defaults assumptions ranged from 68% to 95%. Assumptions for internal rates of return were from 12% to 17% and prepayment assumptions were from 0% to 2%.

      All cash flow estimates were based on the securities' tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party vendor to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. The present value of the expected cash flows was compared to the Company's holdings to determine the credit-related impairment loss.

      The amortized cost and fair value of debt securities at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                                                                  September 30, 2009
                                                --------------------------------------------------------------
                                                Available-for-Sale Securities      Held-to-Maturity Securities
                                                -----------------------------      ---------------------------
                                                 Amortized           Fair            Amortized      Fair
                                                    Cost            Value               Cost        Value
                                                -----------      -----------          -------      -------
    Due in one year or less                     $   999,178      $ 1,010,938          $    --      $    --
    Due after one year through five years         5,226,049        5,294,963               --           --
    Due after five years through ten years       10,584,778       10,642,659               --           --
    Due after ten years                          13,934,502       11,772,315               --           --
                                                -----------      -----------          -------      -------
                                                 30,744,507       28,720,875               --           --
    Mortgage-backed securities                   51,590,602       52,503,355           15,064       15,420
                                                -----------      -----------          -------      -------
       TOTAL DEBT SECURITIES                    $82,335,109      $81,224,230          $15,064      $15,420
                                                ===========      ===========          =======      =======

                                                                     December 31,2008
                                                ------------------------------------------------------------
                                                Available-for-Sale Securities    Held-to-Maturity Securities
                                                -----------------------------      -------------------------
                                                 Amortized           Fair          Amortized       Fair
                                                    Cost            Value             Cost        Value
                                                ------------      ------------      -------      -------
    Due in one year or less                     $         --      $         --      $    --      $    --
    Due after one year through five years         25,110,576        25,272,025           --           --
    Due after five years through ten years         6,403,590         6,443,810           --           --
    Due after ten years                           18,521,023        18,191,039           --           --
                                                ------------      ------------      -------      -------
                                                  50,035,189        49,906,874           --           --
    Mortgage-backed securities                    60,165,607        60,563,328       16,550       16,553
                                                ------------      ------------      -------      -------
       TOTAL DEBT SECURITIES                    $110,200,796      $110,470,202      $16,550      $16,553
                                                ============      ============      =======      =======

9. A summary of the Bank's loan and lease portfolio at September 30, 2009 and December 31, 2008 is as follows:

                                                                                        2009                 2008
                                                                                   -------------       -------------
    Real estate--residential mortgage                                              $ 172,572,153       $ 192,561,108
    Real estate--commercial mortgage                                                 100,564,068          67,454,925
    Real estate--construction                                                         27,262,941          38,153,503
    Commercial Loans                                                                  41,015,054          46,249,689
    Commercial Leases (net of unearned
      discount of $3,999,055-2009, $2,501,895-2008)                                   35,324,433          19,785,870
    Installment                                                                        4,882,886           5,113,400
    Other                                                                                372,074             128,574
                                                                                   -------------       -------------
                            TOTAL LOANS AND LEASES                                   381,993,609         369,447,069
    Net deferred loan origination costs                                                  636,779             562,242
    Premiums on purchased loans                                                           20,690              81,588
    Allowance for loan and lease losses                                               (6,084,194)         (3,698,820)
                                                                                   -------------       -------------
                              NET LOANS AND LEASES                                 $ 376,566,884       $ 366,392,079
                                                                                   =============       =============

      Changes in the allowance for loan and lease losses for the three months ended September 30, 2009 and 2008 are as shown below:

                                                     2009               2008
                                                  -----------       -----------
    Balance at June 30,                           $ 4,029,790       $ 2,233,578

    Provision for loan and lease losses             2,682,691           155,000
    Loans and leases charged off                     (767,429)         (123,192)
    Recoveries of loans and leases charged off        139,142             1,716
                                                  -----------       -----------

    Balance at the end of the period              $ 6,084,194       $ 2,267,102
                                                  ===========       ===========

      Changes in the allowance for loan and lease losses for the nine months ended September 30, 2009 and 2008 are as shown below:

                                                      2009              2008
                                                  -----------       -----------

    Balance at beginning of the year              $ 3,698,820       $ 2,151,622

    Provision for loan and lease losses             3,470,280           367,000
    Loans and leases charged off                   (1,416,376)         (275,457)
    Recoveries of loans and leases charged off        331,470            23,937
                                                  -----------       -----------

    Balance at the end of the period              $ 6,084,194       $ 2,267,102
                                                  ===========       ===========

      The following information relates to impaired loans and leases, which include all nonaccrual loans and leases and other loans and leases past due 90 days or more, and all restructured loans and leases, as of and for the nine months ended September 30, 2009 and December 31, 2008.

                                                                                         2009            2008
                                                                                      ----------      ---------
    Loans and leases receivable for which there is a related allowance for loan
       and lease losses                                                               $4,140,031      $6,225,481
                                                                                      ==========      ==========

    Loans and leases receivable for which there is no related allowance for loan
       and lease losses                                                               $7,578,146      $2,657,655
                                                                                      ==========      ==========

    Allowance for loan and lease losses related to impaired loans and leases          $1,375,040      $  939,066
                                                                                      ==========      ==========

10. Other real estate owned ("OREO") represents the estimated net realizable value of real estate received in satisfaction of a non-performing loan through foreclosure proceedings during 2009. The Bank had no OREO during 2008. A summary of the other real estate owned operations for the nine months ended September 30, 2009 and 2008 included in other expenses is as follows:

                                                                      2009         2008
                                                                    -------      ------
    Expense of holding other real estate owned                      $98,875      $   --
    Write-down of other real estate owned property                       --          --
                                                                    -------      ------
    Expense of holding other real estate owned operations, net      $98,875      $   --
                                                                    =======      ======

11. A summary of the Bank's deposits at September 30, 2009 and December 31, 2008 is as follows:

                                                                                 2009              2008
                                                                             ------------      ------------
    Noninterest bearing:
                Demand                                                       $ 70,023,494      $ 69,548,261
                                                                             ------------      ------------
    Interest bearing:
                Savings                                                        72,532,547        58,582,376
                Money market                                                   82,392,871        93,085,126
                Time certificates of deposit in
                  denominations of $100,000 or more                            76,917,868        41,003,855
                Other time certificates of deposit                             80,657,664        81,107,006
                                                                             ------------      ------------
                Total Interest bearing deposits                               312,500,950       273,778,363
                                                                             ------------      ------------
                                                         TOTAL DEPOSITS      $382,524,444      $343,326,624
                                                                             ============      ============

      Included in deposits as of September 30, 2009 and December 31, 2008 are approximately $29,510,000 and $15,902,000, respectively, of brokered deposits which have varying maturities through December 2009 and December 2010, respectively.

12. During 2007, the Company approved a restricted stock plan (the "2007 Plan") for senior management. On February 15, 2008, the Company granted 3,500 restricted stock awards to senior management from the 2007 Plan. These awards vest over a five-year period, or earlier if the senior manager ceases to be a senior manager for reasons such as retirement or change in control. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measures the fair value of the awards based on the average of the high price and low price at which the Company's common stock traded on the date of the grant. For the three and nine months ended September 30, 2009, $2,294 and $6,882 respectively was recognized as compensation expense under the 2007 Plan. At September 30, 2009, unrecognized compensation cost of $30,591 related to these awards is expected to vest over a weighted average period of 4 years.

      A summary of unvested shares as of and for the nine months ended September 30, 2009, is as follows:

                                                  Weighted Average
                                    Shares          Grant Date
                                 (in thousands)     Fair Value
                                 -------------     ------------
    Unvested at January 1, 2009         3,500        $ 13.11

                Granted                    --             --
                Vested                     --             --
                Forfeited                  --             --
                                        -----        -------

    Unvested at September 30, 2009      3,500        $ 13.11
                                        =====        =======

13. The Company has two operating segments for purposes of reporting business line results: Community Banking and Leasing. The Community Banking segment is defined as all the operating results of the Company and the Bank. The Leasing segment is defined as the results of First Litchfield Leasing Corporation. Because First Litchfield Leasing Corporation is a relatively new subsidiary, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following presents the operating results and total assets for the segments of the Company as of and for the three and nine months ended September 30, 2009 and 2008, respectively. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses and income taxes. The Company uses a matched maturity funding concept to allocate interest expense to First
      Litchfield Leasing Corporation. The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

                                                                                        Three Months Ended
                                                                                        September 30, 2009
                                                               --------------------------------------------------------------------
                                                                 Community                           Elimination       Consolidated
                                                                  Banking            Leasing           Entries            Total
                                                               -------------       ------------       ----------      -------------
    Net interest income                                        $   3,308,163       $    418,462       $       --      $   3,726,625
    Provision for credit losses                                    2,660,513             22,178               --          2,682,691
                                                               -------------       ------------       ----------      -------------

    Net interest income after provision for credit losses            647,650            396,284               --          1,043,934
    Noninterest income                                             1,215,035                 --               --          1,215,035
    Noninterest expense                                            5,019,960             82,524               --          5,102,484
                                                               -------------       ------------       ----------      -------------

    (Loss) income before income taxes                             (3,157,275)           313,760               --         (2,843,515)
    Income tax benefit (provision)                                   875,044           (104,600)              --            770,444
                                                               -------------       ------------       ----------      -------------

    Net (loss) income                                          $  (2,282,231)      $    209,160       $       --      $  (3,613,959)
                                                               =============       ============       ==========      =============

    Total assets as of September 30, 2009                      $ 513,221,094       $ 38,184,219       $  201,950      $ 551,203,363
                                                               =============       ============       ==========      =============

                                                                                        Three Months Ended
                                                                                        September 30, 2008
                                                               --------------------------------------------------------------------

                                                                 Community                           Elimination       Consolidated
                                                                  Banking            Leasing           Entries            Total
                                                               ------------        ------------       ----------      -------------
    Net interest income                                        $   3,713,276       $    171,606       $       --      $   3,884,882
    Provision for credit losses                                      119,909             35,091               --            155,000
                                                               -------------       ------------       ----------      -------------

    Net interest income after provision for credit losses          3,593,367            136,515               --          3,729,882
    Noninterest (loss) income                                     (5,811,556)             4,028               --         (5,807,528)
    Noninterest expense                                            3,672,156             80,874               --          3,753,030
                                                               -------------       ------------       ----------      -------------

    (Loss) Income before income taxes                             (5,890,345)            59,669               --         (5,830,676)
    Income tax benefit (provision)                                   423,034            (18,248)              --            404,786
                                                               -------------       ------------       ----------      -------------

    Net (loss) income                                          $  (5,467,311)      $     41,421       $       --      $  (5,425,890)
                                                               =============       ============       ==========      =============

    Total assets as of September 30, 2008                      $ 484,358,599       $ 22,381,788       $  201,950      $ 506,538,437
                                                               =============       ============       ==========      =============

                                                                                        Nine Months Ended
                                                                                        September 30, 2009
                                                               --------------------------------------------------------------------
                                                                 Community                            Elimination     Consolidated
                                                                  Banking            Leasing           Entries            Total
                                                               -------------       ------------       ----------      -------------
    Net interest income                                        $  10,626,062       $  1,074,058       $       --      $  11,700,120
    Provision for credit losses                                    3,357,959            112,321               --          3,470,280
                                                               -------------       ------------       ----------      -------------

    Net interest income after provision for credit losses          7,268,103            961,737               --          8,229,840
    Noninterest income                                             3,256,647              2,906               --          3,259,553
    Noninterest expense                                           13,307,487            258,045               --         13,565,532
                                                               -------------       ------------       ----------      -------------

    (Loss) Income before income taxes                             (2,782,737)           706,598               --         (2,076,139)
    Income tax benefit (provision)                                   940,188           (234,301)              --            705,887
                                                               -------------       ------------       ----------      -------------

    Net (loss) income                                          $  (1,842,549)      $    472,297       $       --      $  (1,370,252)
                                                               =============       ============       ==========      =============

    Total assets as of September 30, 2009                      $ 513,221,094       $ 38,184,219       $  201,950      $ 551,203,363
                                                               =============       ============       ==========      =============

                                                                                         Nine Months Ended
                                                                                         September 30, 2008
                                                              ---------------------------------------------------------------------

                                                                 Community                            Elimination     Consolidated
                                                                   Banking           Leasing            Entries           Total
                                                               -------------       ------------       ----------      -------------
    Net interest income                                        $  10,708,773       $    465,748       $       --      $  11,174,521
    Provision for credit losses                                      280,226             86,774               --            367,000
                                                               -------------       ------------       ----------      -------------

    Net interest income after provision for credit losses         10,428,547            378,974               --                 --
    Noninterest (loss) income                                     (4,021,621)             4,028               --         (4,017,593)
    Noninterest expense                                           11,119,124            256,668               --         11,375,792
                                                               -------------       ------------       ----------      -------------

    (Loss) income before income taxes                             (4,712,198)           126,334               --        (15,393,385)
    Income tax benefit (provision)                                   313,270            (38,325)              --            274,945
                                                               -------------       ------------       ----------      -------------

    Net (loss) income                                          $  (4,398,928)      $     88,009       $       --      $  (4,310,919)
                                                               =============       ============       ==========      =============

    Total assets as of September 30, 2008                      $ 484,358,599       $ 22,381,788       $  201,950      $ 506,538,437
                                                               =============       ============       ==========      =============

14.   The fair  value  of an  asset or  liability  is the  price  that  would be received  to sell that  asset or paid to  transfer  that  liability  in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. The standard issued by the FASB entitled, "Fair Value Measurements" establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Quoted prices in active markets for identical assets or liabilities. Level 1 assets include debt and equity securities that are traded in an active exchange market, as well as U.S. Treasury securities, that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes other U.S. Government and agency mortgage-backed and debt securities, state and municipal obligations, and equity securities quoted in markets that are not active. Also included are interest rate swaps, certain collateral-dependent impaired loans, loans held for sale and foreclosed property.

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


      The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine fair value:

                                                Fair Value Measurements at September 30, 2009, Using

                                                                Quoted Prices in                        Significant
                                                 September       Active Markets    Significant Other    Unobservable
                                                 30, 2009       Identical Assets   Observable Inputs       Inputs
                                                   Total            (Level 1)         (Level 2)          (Level 3)
                                                 -----------      -------------       -----------        ---------
    Assets:
              Available for sale securities      $98,308,680      $  20,235,700       $77,193,449        $879,531
                                                 ===========      =============       ===========        ========
    Liabilities:
              Interest rate swaps                $    41,609      $          --       $    41,609        $     --
                                                 ===========      =============       ===========        ========

                                                Fair Value Measurements at December 31, 2008, Using

                                                                 Quoted Prices in                       Significant
                                                   December       Active Markets   Significant Other   Unobservable
                                                   31, 2008     Identical Assets   Observable Inputs       Inputs
                                                    Total            (Level 1)         (Level 2)          (Level 3)
                                                 ------------     -------------       ------------       ---------
Assets:
          Available for sale securities          $113,486,201     $   5,188,571       $108,297,630       $     --
                                                 ============      =============      ============       ========

As of September 30, 2009, U.S. Treasury securities and two equity securities, with carrying values of $20,235,700 are the only assets whose fair values are measured on a recurring basis, using Level 1 inputs (active market quotes). At December 31, 2008, U.S. Treasury securities and one equity security with carrying values of $5,188,571, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs.

The fair values of U. S. Government and agency mortgaged backed securities and debt securities, State and Municipal obligations, and certain equity securities are measured on a recurring basis, using Level 2 inputs of observable market data on similar securities. As of September 30, 2009 and December 31, 2008, the carrying values of these securities totaled $77,193,449 and $108,297,630, respectively.

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

     The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

                                                                             Nine Months Ended
                                                                             September 30, 2009
                                                                             ------------------
    Balance at beginning of period                                               $       --

    Increase in fair value of securities included in other comprehensive loss       385,916
    Transfers to (from) level 3 - Trust Preferred securities                        493,615
                                                                                 ----------

    Balance at end of period                                                     $  879,531
                                                                                 ==========

     The following tables detail the assets and liabilities carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

                                                                         September 30, 2009
                                            ---------------------------------------------------------------------------
                                                                  Quoted Prices in       Significant        Significant
                                                Balance          Active Markets for      Observable         Unobservable
                                                 as of            Identical Assets          Inputs              Inputs
                                            September 30, 2009          (Level 1)          (Level 2)          (Level 3)
                                            ------------------     ----------------       ---------         ----------
    Financial assets held at fair value
      Foreclosed Property (1)                 $  547,040              $   --              $ 547,040          $       --
                                              ==========              ======              =========          ==========

      Impaired Loans (1)                      $8,885,054              $   --              $      --          $8,885,054
                                              ==========              ======              =========          ==========

     Loans held for sale                      $   95,000              $   --              $  95,000          $       --
                                              ==========              ======              =========          ==========

                                                                            December 31, 2008
                                            -----------------------------------------------------------------------------
                                                                  Quoted Prices in       Significant         Significant
                                                  Balance        Active Markets for      Observable          Unobservable
                                                  as of           Identical Assets         Inputs              Inputs
                                              December 31, 2008    (Level 1)              (Level 2)           (Level 3)
                                            -------------------    ----------          -----------            ----------
    Financial assets held at fair value
      Impaired Loans (1)                      $3,271,452             $   --               $  694,650          $2,576,802
                                              ==========             ======               ==========          ==========

      Loans held for sale                     $1,013,216             $   --               $1,013,216          $       --
                                              ==========             ======               ==========          ==========

(1) Represents carrying value and related write-downs for which adjustments are based on the appraised value.

      The Company has no other assets or liabilities carried at fair value or measured at fair value on a non recurring basis.

      The Fair Value Measurements standard requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The Fair Value Measurements standard excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

      In April 2009, the FASB issued a staff position "Interim Disclosures about Fair Value of Financial Instruments." This staff position amends "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value instruments for interim reporting periods of publicly traded companies as well as in financial statements. This staff position also amends "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Effective April 1, 2009, the Company adopted this staff position.

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

      Loans: For variable rate loans which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current market rates as of the reporting date, estimated using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. Loans are generally not recorded at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

      Loans held for sale: Loans held for sale are required to be carried at the lower of cost or fair value. Market value is to represent fair value. As of September 30, 2009, the Company had $95,000 of loans held for sale, which represented first mortgages committed and subject to settlement shortly after the end of the period. Due to the short term nature of loans committed for sale, the carrying value approximates the market price.

      Interest rate swap derivatives: The fair value of the Bank's interest rate swap derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Bank has categorized these derivative instruments as Level 2 within the fair value hierarchy.

      Deposits: The fair value of demand deposits, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies current market interest rates being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits. Deposits are not recorded at fair value on a recurring basis.

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

      The recorded book balances and estimated fair values of the Company's financial instruments at September 30, 2009 and December 31, 2008 are presented in the following table. The estimated fair value amounts for September 30, 2009 and December 31, 2008 have been measured as of the end of the respective periods and have not been revaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to those respective reporting dates may be different than amounts reported at period-end.

                                         September 30, 2009            December 31, 2008
                                     ---------------------------  ----------------------------
                                         Book       Estimated         Book        Estimated
                                        Value      Fair Value         Value      Fair Value
                                     ---------------------------  ----------------------------
Financial Assets:
Cash and equivalents               $   43,243,586    43,243,586  $    9,238,783     9,238,783
Available for sale securities          98,308,680    98,308,680     113,486,201   113,486,201
Held to maturity securities                15,064        15,420          16,550        16,553
Federal Home Loan Bank Stock            5,427,600     5,427,600       5,427,600     5,427,600
Federal Reserve Bank Stock                225,850       225,850         225,850       225,850
Other restricted stock                    105,000       105,000         100,000       100,000
Loans held for sale                        95,000        95,000       1,013,216     1,013,216
Loans and leases, net                 376,566,884   393,828,296     366,392,079   365,191,872
Accrued interest receivable             1,939,745     1,939,745       2,262,918     2,262,918
Interest rate swaps                        41,609        41,609               -             -

Financial Liabilities:
Savings deposits                       72,532,547    72,532,547      58,582,376    58,582,376
Money market and demand deposits      152,416,365   152,416,365     162,633,387   162,633,387
Time certificates of deposit          157,575,532   158,575,338     122,110,861   122,607,975
Federal Home Loan Bank advances        80,000,000    82,950,958      81,608,000    86,044,755
Repurchase agreements with
   financial institutions              22,500,000    23,308,788      26,450,000    26,316,528
Repurchase agreements with customers   19,409,085    19,409,085      18,222,571    18,222,571
Subordinated debt                      10,104,000    10,104,000      10,104,000    10,104,000
Accrued interest payable                  511,261       511,261         611,829       611,829
Collateralized borrowings                       -             -       1,375,550     1,375,550

      Loan and lease commitments, rate lock derivative commitments and other commitments, on which the committed interest rate is less than the current market rate are insignificant at September 30, 2009 and December 31, 2008.

15. Interest Rate Swaps and Derivative Instruments

      The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating rate debt into fixed rate debt. This action reduces the Company's risk of incurring higher interest costs in periods of rising interest rates. On February 2, 2009, the Company entered into two interest rate swap agreements through March of 2014 and 2019, respectively; however, the settlements under the swaps commenced March 30, 2009. Payments under the swap agreements will continue on the 30th of each quarter end. The Company is accounting for the interest rate swap agreements as effective cash flow hedges. The notional principal amounts of these swaps were $6,800,000 and $3,000,000 and the variable interest rate amounts on related debt were swapped for effective fixed rates of 5.79% and 4.86%, respectively. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under a standard entitled, "Accounting for Derivative Instruments and Hedging Activities."

      In accordance with this standard, the Company's derivative instruments are recorded as assets or liabilities at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in "Unrealized gains (losses) on cash flow hedges" as a component of other comprehensive income to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments would be included in the Consolidated Statements of Income in interest (income) expense. No such adjustment to income to reflect hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2009, and Management does not anticipate the recognition of any such adjustment to income throughout the terms of the swaps. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statements of Income in the period the hedged transaction affects earnings.

      Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve the fixed rate on the debt.

      Over the next twelve months, the Company estimates that an additional $221,175 will be reclassified as an increase to interest expense.

      The gross carrying values of the interest rate contracts as of September 30, 2009 were $41,609 and were recorded in other liabilities on the Consolidated Balance Sheets (see Notes 4 and 13). For the nine months ended September 30, 2009, the amount of income recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the condensed Consolidated Balance Sheets was ($27,462). For the quarter ended September 30, 2009, there were no losses on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive loss into interest expense of the Consolidated Statement of Financial Condition. These interest rate swap agreements contain no credit-risk-related contingency features. Associated with these swaps, as of September 30, 2009, the Company was required to post collateral with a fair value totaling $300,000 to cover the estimated peak exposure of these swaps. No additional collateral is or will be required to be posted.

16. Recent Accounting Pronouncements

      As discussed in Note 1 - Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superceding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

      Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued an amendment to previous guidance on noncontrolling interest. This amendment establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice existed. In some cases minority interest was reported as a liability and in others it was reported in the mezzanine section between liabilities and equity. Specifically, this amendment requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statement and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. This amendment clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is to be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The amendment also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. Earlier adoption was prohibited. The Company adopted this amendment beginning on January 1, 2009 and with the adoption, presented $74,015 as equity in the Company's consolidated financial statements and modified the presentation of the Company's financial statements as of March 31, 2009 and December 31, 2008 and going forward.

      Share-Based Payment Transaction - In June 2008, the FASB issued new guidance on "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This new guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this staff position. Early application was not permitted. The Company adopted the staff position for the quarter ended March 31, 2009. The adoption of this staff position did not have a significant effect on the Company's financial statements.

      Derivatives and Hedging - In March 2008, the FASB issued a new standard entitled, "Disclosures about Derivative Instruments and Hedging Activities
      - an amendment of FASB Statement 133." The standard requires expanded disclosure to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under this standard, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, the standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. The standard became effective for the Company January 1, 2009 and enhanced disclosures are included in the Company's financial statements for September 30, 2009.

      Impairment Guidance - In January 2009, the FASB issued a FASB Staff Position entitled "Amendments to the Impairment Guidance of EITF Issue No.
      99-20,"  which  amends  the   impairment
      guidance in the EITF Issue, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets." The FSP revises the EITF issue's impairment guidance for beneficial interests to make it consistent with the requirements of the standard entitled, "Accounting for Certain Investments in Debt and Equity Securities," for determining whether an impairment of other debt and equity securities has occurred. The impairment model in the standard enables greater judgment to be exercised in determining whether an OTTI loss needs to be recorded. The impairment model previously provided for in the EITF issue limited management's use of judgment in applying the impairment model. The staff position was effective as of January 1, 2009. The adoption of the staff position did not have a material impact on the Company's consolidated financial statements.

      Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly - In April 2009 FASB issued this guidance which addresses concerns that Fair Value Measurements emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. This provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance on April 1, 2009. The adoption did not have a material impact on the Company's consolidated financial statements. See Notes 8 and 13 for disclosure.

      Other-Than-Temporary Impairments - In April 2009, the FASB issued a staff position entitled, "Recognition and Presentation of Other-Than-Temporary Impairments." The staff position (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the staff position, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The staff position became effective for the Company in the quarter ended June 30, 2009, and resulted in the reclassification of $2,511,080 ($1,657,313, net of tax) of non-credit related OTTI to OCI which had previously been recognized in earnings and is disclosed in Note 8 - Investment Securities.

      Fair Value Measurements and Disclosures - In April 2009, the FASB issued a staff position entitled, "Determining Fair Value when the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are not Orderly." The staff position affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The staff position requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. The staff position became effective for the Company in the quarter ended June 30, 2009. See Note 13 for disclosure.

      Interim Disclosure - Fair Value Measurements - In April 2009, the FASB issued a new staff position entitled, "Interim Disclosures about Fair Value of Financial Instruments." The staff position requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The staff position became effective for the Company in the quarter ended June 30, 2009, and its adoption did not have a significant effect on the Company's financial position, results of operations, or cash flows. The Company has included the disclosures required by the staff position in Note 13.

      Subsequent Events - In May 2009, the FASB issued a new standard entitled, "Subsequent Events." This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This standard defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new standard became effective for the Company's financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company's financial statements.

      Transfers and Servicing - In June 2009, the FASB issued a statement entitled, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140." This standard amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new standard eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The standard will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

17.   Reclassification

      Certain 2008 amounts have been reclassified to conform with the 2009 presentation. Such reclassifications had no effect on net income.

18.   Subsequent  Events

      The Company has evaluated events or transactions that occurred after September 30, 2009 and through the time the financial statements were filed on November 13, 2009 for potential recognition or disclosure in the interim financial statements.

      On October 25, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, the Bank and Union Savings Bank ("Union") that provides for the merger of the Company and the Bank with and into Union (the "Merger"). Under the terms of the Merger Agreement, shareholders of the Company will receive $15.00 cash for each share of Company common stock they own on the date of the Merger. The transaction is valued at approximately $35 million. No fractional shares will be issued. Consummation of the Merger is subject to approval by the shareholders of the Company, as well as customary regulatory approvals including the Office of the Comptroller of the Currency, the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Merger is expected to close in the first quarter of 2010, although there can be no assurance that this will occur.

      On  November  9,  2009,  the Bank  entered  into a Formal  Agreement  (the
      "Agreement") with The Office of the Comptroller of the Currency (the "OCC"). The Agreement is a remedial supervisory action with provisions intended to improve the Bank's condition and operations. While not punitive, the Agreement provides a framework for addressing identified problems, documenting remedial efforts and preventing the reoccurrence of similar problems so that the Bank's condition will improve and no longer be considered to be troubled. Management and the Board are of the opinion that compliance with the Agreement is in the best interest of the Bank but will require sustained effort and management resources.

      To coordinate its compliance efforts pursuant to the Agreement, the Board of the Bank will appoint a Compliance Committee consisting primarily of independent Directors. The Compliance Committee will meet at least monthly to monitor and report the Bank's progress to the Board. The Board will review the Bank's liquidity plans, capital plans, strategic plans and management and staffing plans and provide copies of such plans to the OCC along with copies of the reports of the Compliance Committee and other relevant information. The Board will assess the adequacy of the Bank's management and staffing needs to assure that the Bank is well managed and well staffed. The Bank will also notify the OCC regarding any proposed changes in the Board, executive management or staff or changes in their duties or responsibilities.

      Pursuant to the Agreement, the Bank will not utilize brokered deposits without appropriate FDIC and OCC authorization. In this regard, the only deposits currently utilized by the Bank which could be characterized as "brokered deposits" are deposits obtained through the CDARS program. The Agreement with the OCC does not preclude the Bank from participating in the CDARS program and the Bank has requested authorization from the FDIC to continue to participate in such program. The Bank has approximately $11 million in CDARS deposits, most of which will mature in January 2010.

      The Agreement further requires the Bank to enhance its credit risk management program within the Bank's loan and lease functions and to develop and adhere to policies designed to enhance risk rating and risk monitoring. In addition, the Bank has agreed to take appropriate action to improve and maintain asset quality. The Bank will prepare written evaluations of and programs for collecting any loans greater than $750,000 that are subject to criticism, regularly review such loans, and only extend additional credit on such loans if the Bank determines and documents that it is consistent with the Bank's plan to collect the loan or strengthen the assets underlying the loan and the action is necessary to protect the Bank's interests. In addition, the Bank will enhance and document the programs it uses to evaluate, maintain and document the adequacy of the Allowance for Loan and Lease Losses, which enhanced programs were utilized in the evaluation of the Allowance for Loan and Lease Losses for the third quarter of 2009, and provide a copy of such program and documentation to the OCC.

      The Agreement precludes the Bank from growing at a rate greater than 5% on an annual basis. In addition to updating its capital plan with appropriate contingencies, the Agreement would preclude the payment of any dividends inconsistent with the capital plan or applicable law and without written non-objection by the OCC. The Merger Agreement with Union precludes the payment of dividends to the shareholders of the Company's common stock pending consummation of the merger.

      The Bank understands that the Agreement with the OCC will remain in place so long as the Bank remains subject to OCC supervision or until such time as the Agreement is terminated by the OCC, which will generally not occur until the issues which were the basis of the Agreement have been corrected and verified through an examination and until there is no basis for supervisory concern. Failure to comply with the Agreement could result in more serious supervisory action by the OCC with respect to the Bank, its officers or directors.

      In addition to the Agreement, the Bank has been notified that the OCC will require the Bank to achieve and maintain the following capital ratios by no later than March 31, 2010:

      o Total risk-based capital at least equal to twelve percent (12%) of risk-weighted assets (as compared with 10.80% maintained by the Bank at September 30, 2009 and 10% generally required of well-capitalized banks);

      o Tier 1 capital at least equal to ten percent (10%) of risk weighted assets (as compared with 9.54% maintained by the Bank at September 30, 2009, and 6% generally required of well-capitalized banks); and

      o Tier 1 capital at least equal to eight percent (8%) of adjusted total assets (as compared with 6.59% maintained by the Bank at September 30, 2009 and 5% generally required of well-capitalized banks).

      The Bank expects to consummate its Merger with and into Union prior to the date by which it would be required to achieve and maintain such capital ratios. However, there can be no assurance that the Merger will be consummated within such timeframe. Accordingly, the Bank will develop contingency plans to address compliance with such capital requirements in the event that the Merger is not consummated by March 31, 2010.

      There are no other subsequent events requiring recognition or disclosure in the financial statements.

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

On October 25, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, the Bank and Union Savings Bank ("Union") that provides for the merger of the Company and the Bank with and into Union (the "Merger"). Under the terms of the Merger Agreement, shareholders of the Company will receive $15.00 cash for each share of Company common stock they own on the date of the Merger. The transaction is valued at approximately $35 million. No fractional shares will be issued. Consummation of the Merger is subject to approval by the shareholders of the Company, as well as customary regulatory approvals including the OCC, the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Merger is expected to close in the first quarter of 2010, although there can be no assurance that this will occur.

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets as of September 30, 2009 were $551,203,363, an increase of $18,945,756, or 3.56% from year-end 2008 total assets of $532,257,607.

Net loans and leases increased $10,174,805 or 2.78% over the year-end 2008 amount. Net loans and leases as of September 30, 2009 were $376,566,884, as compared to the year-end 2008 level of $366,392,079. Consistent with management's strategy to migrate to a more profitable loan composition, commercial loan and lease growth was strong during the third quarter of 2009. Leases, net of unearned income, were $35,324,433 at September 30, 2009, which was an increase of $15,538,563 or 78.53% from the year-end 2008 balance of $19,785,870. The growth in the leasing portfolio is in relatively short-term equipment financing. Commercial mortgages totaled $100,564,068 at September 30, 2009, which was an increase of $33,109,143 or 49.08% from year-end 2008. Growth in commercial mortgages has been in fixed and variable rate products to commercial customers located in our traditional and contiguous markets. Construction mortgages totaled $27,262,941 as compared to the year-end balance of $38,153,503. The decline in this portfolio was due to the soft commercial construction market. The residential mortgage loan portfolio totaled $172,572,153, which was a decrease of $19,988,955 from year-end 2008. The majority of this decrease was attributable to the sale of residential mortgage loans in the secondary market which settled in the third quarter. This sale was transacted for the purpose of strengthening the Company's balance sheet in terms of interest rate risk and liquidity.

As of September 30, 2009, the securities portfolio totaled $98,323,744, as compared to the year-end 2008 balance of $113,502,751. The decrease in the investment portfolio is due to calls in agency bonds as well as sales of mortgage-backed securities. During the first nine months of 2009, approximately $26 million in U.S. Government agency bonds were called. These bonds were replaced with mortgage-backed securities with characteristics of shorter duration and improved liquidity. In the second quarter, the Company sold approximately $20 million in twenty and thirty year fixed rate mortgage-backed securities. Similar to the aforementioned sale of residential mortgages, the sale was also for the purpose of strengthening the balance sheet in terms of interest rate risk and liquidity.

At year-end 2008, the due from broker for security sales totaled $9,590,823, as a result of a security traded before December 31, 2008 with proceeds not received until January 2009. There were no similar transactions at September 30, 2009.

Cash and cash equivalents totaled $43,243,586, as compared to the balance of $9,238,783 at year-end 2008. Cash and cash equivalents is comprised of vault cash, Federal funds sold, balances at correspondent banks and the Federal Reserve Bank. The increase in cash and cash equivalents is due to the funds from the investment sales and calls temporarily invested at correspondent banks.

Total liabilities were $519,814,447 as of September 30, 2009, which was an increase of $20,024,104 from total liabilities of $499,790,343 as of year-end 2008. Total deposits increased by $39,197,820, or 11.42% from their year-end levels. Time certificates of deposit totaled $157,575,532 as of September 30, 2009, which was an increase of 29.04%, or $35,464,671 from year-end 2008. The increase in time deposits is reflective of the customers' desire for yield and the shifting of money market deposits into short term certificates of deposit. Additionally, there has been growth in the Bank's CDARs deposits, which provide customers with FDIC deposit insurance beyond the $250,000 limit. Savings deposits totaled $72,532,547 at September 30, 2009 which was an increase of 23.81% from the year-end 2008 balance. Growth in savings deposits has been in traditional savings, health savings and municipal NOW accounts. Money market deposits decreased by $10,692,255, or 11.49%, as a result of customers seeking higher rates and locking in those rates via certificates of deposit.

As of September 30, 2009, repurchase agreements with customers totaled $19,409,085, which was an increase of 6.51% from the year-end 2008 balance. Because these accounts represent overnight investments by commercial and municipal cash management customers, fluctuations in the balances of these accounts are reflective of the temporary nature of these funds. As of September 30, 2009, advances under Federal Home Loan Bank borrowings and repurchase agreements with financial institutions decreased $1,608,000 and $3,950,000, respectively. Increases in the loan portfolio were funded by deposit growth and by the liquidity from investment sales, which enabled management to reduce the overall level of wholesale borrowings.

RESULTS OF OPERATIONS- THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Summary

Net loss available to common shareholders for the third quarter of 2009 totaled $2,252,777 versus net loss of $5,425,890 for the third quarter of 2008. Basic and diluted net loss per common share for the third quarter of 2009 were both $.96 compared to basic and diluted loss per share of $2.30 for the third quarter of 2008. The decrease in net loss available to common shareholders is due primarily to the loss on available for sale securities in the third quarter of 2008 which did not occur in 2009, partially offset by increases in the provision for loans and lease losses, loss due to dishonored items, and increases in other noninterest expenses. Also in the 2009 quarter, dividends payable and accretion on preferred shares was incurred, which preferred shares were not outstanding in the 2008 period.

Net Interest Income

Net interest income is the largest component of the Company's operations. Net interest income is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Interest income is the product of the average balances outstanding on loans, securities, and interest-bearing deposit accounts multiplied by their effective yields. Interest expense is similarly calculated as the result of the average balances of interest-bearing deposits and borrowed funds multiplied by the average rates paid on those funds. The net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities. The net interest margin represents net interest income before the provision for loan and lease losses divided by average interest earning assets. Other components of operating income are the provision for loan losses, noninterest income such as service charges and trust fees, noninterest expenses and income taxes.

Net interest income on a fully tax-equivalent basis is comprised of the following for the three months ended September 30,

                                                2009               2008
                                           -------------      -------------
Interest and dividend income               $  6,111,459       $  7,140,667
Tax-equivalent adjustments (1)                   99,125            156,436
Interest expense                             (2,384,834)        (3,255,785)
                                           -------------      -------------
Net interest income                        $  3,825,750       $  4,041,318
                                           =============      =============

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread, and net interest margin for the three months ended September 30, 2009 and 2008. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                     Three months ended September 30, 2009      Three months ended September 30, 2008
                                   -----------------------------------------   ----------------------------------------
                                                       Interest                                   Interest
                                         Average       Earned/      Yield/          Average        Earned/     Yield/
                                         Balance         Paid        Rate           Balance         Paid        Rate
                                         -------         ----        ----           -------         ----        ----
Assets
Interest Earning Assets:
Loans and leases                      $ 386,163,000   $5,331,700      5.52%      $ 348,266,000   $ 5,367,408     6.16%
Investment securities                   101,142,000      851,665      3.37%        155,762,000     1,886,213     4.84%
Other interest earning assets            26,859,000       27,219      0.41%          9,603,000        43,482     1.81%
                                      -------------   ----------                 --------------  -----------

Total interest earning assets           514,164,000    6,210,584      4.83%        513,631,000     7,297,103     5.68%
                                                      ----------   --------                      -----------   -------

Allowance for loan and
  lease losses                           (4,029,000)                                (2,222,000)
Cash and due from banks                  29,693,000                                 11,310,000
Premises and equipment                    7,161,000                                  7,440,000
Net unrealized gains (losses)
 on  securities                             599,000                                 (6,955,000)
Foreclosed real estate                      104,000                                          -
Other assets                             17,078,000                                 18,117,000
                                      -------------                              --------------

Total Average Assets                  $ 564,770,000                              $ 541,321,000
                                      =============                              ==============

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                      $  73,797,000       65,163      0.35%      $  64,474,000       173,193     1.07%
Money Market deposits                    85,544,000      131,823      0.62%         80,602,000       363,373     1.80%
Time deposits                           156,343,000      937,871      2.40%        131,370,000     1,130,642     3.44%
Borrowed funds                          135,405,000    1,249,977      3.69%        163,604,000     1,588,577     3.88%
                                      -------------   ----------                 --------------  -----------

Total interest bearing liabilities      451,089,000    2,384,834      2.11%        440,050,000     3,255,785     2.96%
                                                      ----------   --------                      -----------   -------

Demand deposits                          73,260,000                                 72,097,000
Other liabilities                         6,873,000                                  4,446,000
Shareholders' Equity                     33,548,000                                 24,728,000
                                      -------------                              --------------

Total liabilities and equity          $ 564,770,000                              $ 541,321,000
                                      =============                              ==============

Net interest income                                   $3,825,750                                 $ 4,041,318
                                                      ==========                                 ===========
Net interest spread                                                   2.72%                                      2.72%
                                                                   ========                                    =======
Net interest margin                                                   2.98%                                      2.99%
                                                                   ========                                    =======

RATE/VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008 in net interest income arising from changes in interest rates and asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.


                                                            09/30/09 Compared to 09/30/08
                                                              Increase (Decrease) Due to
                                                              --------------------------
                                                      Volume            Rate            Total
                                                     ---------       -----------      -----------
    Interest earned on:
    Loans and leases                                 $ 552,982       $  (588,690)     $   (35,708)
    Investment securities                             (553,601)         (480,947)      (1,034,548)
    Other interest earning assets                       35,782           (52,045)         (16,263)
                                                     ---------       -----------      -----------
    Total interest earning assets                       35,163        (1,121,682)      (1,086,519)
                                                     ---------       -----------      -----------

    Interest paid on:
    Deposits                                           211,785          (744,136)        (532,351)
    Borrowed money                                    (263,316)          (75,284)        (338,600)
                                                     ---------       -----------      -----------
    Total interest-bearing liabilities                 (51,531)         (819,420)        (870,951)
                                                     ---------       -----------      -----------

    Increase, (decrease) in net interest income      $  86,694       $  (302,262)     $  (215,568)
                                                     =========       ===========      ===========

Tax-equivalent net interest income for the third quarter of 2009 totaled $3,825,750, a decrease of $215,568, or 5.33% from the third quarter of 2008. The decreased interest margin caused the decline in net interest income, while the slight increase in earning asset volume offset the decrease. The effect of increased volume of earning assets over interest-bearing liabilities increased net interest income by $86,694. However, for the quarter, the interest earned on earning assets decreased more than funding costs and resulted in a $302,262 decline in net interest income.

Average earning assets for the third quarter of 2009 totaled $514,164,000, which was $533,000 or .10% higher than average earning assets for the third quarter of 2008 which totaled $513,631,000. This increase in earning assets, contributed to an additional $35,163 in interest income. Average loans and leases increased by $37,897,000, or 10.88%, while average investments and other interest earning assets decreased by $37,364,000 or 22.59%. The increase in loans and leases came from organic growth in commercial leasing and mortgage lending. The decrease in the securities portfolio is the result of the strategy to change the mix of earning assets from investments to loans. The mix of earning assets for the third quarter of 2009 was 75% loans to 25% investments and other earning assets versus the third quarter 2008 mix of 68% loans to 32% investments and other earning assets.

The tax equivalent net interest margin decreased 1 basis point from 2.99% in the third quarter of 2008 to 2.98% for the third quarter of 2009. Both funding costs and the tax equivalent yield on earning assets decreased by 85 basis points when compared to the third quarter of 2008; however, for the third quarter of 2009, the ratio of earning assets to total assets was 91% compared to 95% for the third quarter of 2008. This lower level of earning assets to total assets contributed to the slight decline in net interest margin. The continued low interest rate environment has allowed management to decrease its deposit rates over the last year. Although yields on earning assets have been subject to similar declines, the aforementioned strategy to shift to a more profitable mix of earning assets has offset some of this decline. However, continued downward repricing of interest-earning assets, which are priced off of longer market indices, as well as declines in yield due to non-performing assets have resulted in the drop in net interest income. Retail deposits are the primary source of the Company's funding; therefore, competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the third quarter of 2009 totaled $2,682,691, which is an increase of $2,527,691 from the third quarter of 2008. The provision for loan and lease losses is determined quarterly based on the calculation of the allowance for loan and lease losses. (See discussion of the Allowance for Loan and Lease Losses.)

During the third quarter of 2009, the Company recorded net charge-offs of $628,287 compared to third quarter 2008 net charge-offs of $121,476. The change in the level of charge-offs from 2008 to 2009 is due to commercial mortgage and commercial loan charge-offs and higher levels of charge-off activity from the consumer automobile loan portfolio. The change in the level of charge-offs from 2008 to 2009 is considered by management to be reflective of the challenging economic environment.

Noninterest Income (Loss)

Noninterest income for the third quarter of 2009 totaled $1,215,035, versus third quarter 2008 noninterest loss of $5,807,528. The change in noninterest income is primarily attributable to the OTTI losses totaling $6,946,100 recorded in the third quarter of 2008.

Trust income totaled $345,357, compared to third quarter 2008 trust income of $319,049. The increase from third quarter 2008 levels is due to increased assets under management.

During the third quarter of 2009 the Company originated and sold residential mortgages in the secondary market which resulted in gains on sales of loans of $349,294 compared to similar sales transacted during the third quarter of 2008 which resulted in gains of $17,085. These sales were transacted with the purpose of reducing interest rate risk and improving the Company's liquidity position.

Other noninterest income totaled $14,767, which was a decrease of $42,589, or 74.26% from the third quarter of 2008. The decrease was due to expenses incurred in holding other real estate owned during the third quarter of 2009, there was no other real estate owned during the third quarter of 2008.

Noninterest Expense

Third quarter 2009 noninterest expense totaled $5,102,484, increasing 35.96%, or $1,349,454 from the third quarter 2008 expense of $3,753,030. The majority of the increase is the result of other noninterest expense and FDIC insurance assessments. During the third quarter of 2009 the Company recorded an accrual of $768,583 related to the dishonor of fraudulent items; there were no comparable items in 2008. Increases in noninterest expenses are also reflected in legal, computer services, and consulting fees and expenses for the management of foreclosed properties, loan review, and employment agency fees.

Other noninterest expenses totaled $786,524 which is an increase of $362,567, or 85.52% from the third quarter of 2008. Higher 2009 costs for exam and audit fees, software, and telephone expenses contributed to the increase in other noninterest expense.

Income Taxes

The third quarter 2009 income tax benefit totaled $770,444, which is an increase of $365,658 or 107.76% from the third quarter of 2008 benefit of $404,786. The effective tax rate for the third quarter of 2009 was 27% as compared to 7% for the third quarter of 2008. In the third quarter of 2009, the quarterly tax benefit was limited to the Company's pretax year-to-date loss at the statutory rate. The third quarter 2008 tax benefit did not relate proportionately to the pretax loss due to the Company's inability to consider its loss on the Fannie Mae and Freddie Mac OTTI write-down as ordinary income as of September 30, 2008. With the October 2008 passage of the Emergency Economic Stabilization Act, banks with Fannie Mae or Freddie Mac preferred shares and auction rate securities holding such shares were able treat their losses as ordinary losses for tax purposes. Pursuant to this change, the Company recognized the tax benefit of approximately $1,710,000 in the fourth quarter of 2008.

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets of approximately $5.3 million and $5.1 million, respectively. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at September 30, 2009. The deferred tax position has been affected by several significant transactions in the past three years. These transactions included other-than-temporary impairment write-offs of certain investments and significant permanent differences between accounting and tax income such as non-taxable municipal security income, which securities have been sold and replace with assets which will generate taxable income in the future, and certain specific expenditures not expected to reoccur. As a result, the Company is in a cumulative net loss position (pretax income (loss) for a three year period adjusted for permanent items) as of September 30, 2009. However, under the applicable accounting guidance, the Company has concluded that it is "more likely than not" that the Company will be able to realize its deferred tax assets based on the non-recurring nature of these items and the Company's expectation of future taxable income. If, in the future, management's conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the establishment of a valuation allowance for a portion or all of the deferred tax asset. The Company will continue to analyze the recoverability of its deferred tax assets quarterly.

RESULTS OF OPERATIONS- NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Summary

Net loss available to common shareholders for the nine months ended September 30, 2009 totaled $1,877,621 versus the net loss of $4,310,919 for the nine months ended September 30, 2008. Basic and diluted net loss per common share for the nine months ended September 30, 2009 were both $0.80, compared to basic and diluted loss per share of $1.82, for the nine months ended September 30, 2008. The decrease in net loss available to common shareholders is due primarily to the loss on available for sale securities in the nine months of 2008 which was significantly less in the 2009 period, partially offset by increases in the provision for loan and lease losses and loss due to dishonored items. Also in the 2009 period, dividends payable and accretion on preferred shares was accrued, which preferred shares were not outstanding in 2008.

Net Interest Income

Net interest income is the largest component of the Company's operations. Net interest income is defined as the difference between interest and dividend income from earning assets, primarily loans and investment securities, and interest expense on deposits and borrowed money. Interest income is the product of the average balances outstanding on loans, securities and interest-bearing deposit accounts multiplied by their effective yields. Interest expense is similarly calculated as the result of the average balances of interest-bearing deposits and borrowed funds multiplied by the average rates paid on those funds. The net interest spread represents the difference between the average rate on interest earning assets and the average cost of interest-bearing liabilities. The net interest margin represents net interest income before the provision for loan and lease losses divided by average interest earning assets. Other components of operating income are the provision for loan losses, noninterest income such as service charges and trust fees, noninterest expenses, and income taxes.

Net interest income on a fully tax-equivalent basis is comprised of the following for the nine months ended September 30,

                                                2009                  2008
                                          ---------------      ---------------
Interest and dividend income              $   19,212,404       $   21,575,168
Tax-equivalent adjustments (1)                   307,188              515,164
Interest expense                              (7,512,284)         (10,400,647)
                                          ---------------      ---------------
Net interest income                       $   12,007,308       $   11,689,685
                                          ===============      ===============

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company's average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread, and net interest margin for the nine months ended September 30, 2009 and 2008. Average loans outstanding include nonaccruing loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                      Nine months ended September 30, 2009    Nine months ended September 30, 2008
                                     --------------------------------------   ------------------------------------
                                                      Interest                                 Interest
                                         Average       Earned/     Yield/         Average       Earned/     Yield/
                                         Balance        Paid        Rate          Balance        Paid       Rate
                                         -------        ----        ----          -------        ----       ----
Assets
Interest Earning Assets:
Loans and leases                     $ 388,081,000  $ 16,227,927     5.58%    $ 341,230,000  $ 16,209,373   6.33%
Investment securities                  112,176,000     3,243,981     3.86%      150,686,000     5,670,091   5.02%
Other interest earning assets           12,995,000        47,684     0.49%       10,967,000       210,868   2.56%
                                       -----------   -----------                -----------   -----------

Total interest earning assets          513,252,000    19,519,592     5.07%      502,883,000    22,090,332   5.86%
                                                     -----------   -------                    -----------   -----

Allowance for loan and
  lease losses                          (3,785,000)                              (2,184,000)
Cash and due from banks                 17,327,000                               11,388,000
Premises and equipment                   7,239,000                                7,586,000
Net unrealized loss on
  securities                              (635,000)                              (3,473,000)
Foreclosed real estate                     188,000                                       --
Other assets                            18,852,000                               16,943,000
                                       -----------                              -----------

Total Average Assets                 $ 552,438,000                            $ 533,143,000
                                       ===========                              ===========

Liabilities and Shareholders' Equity
Interest Bearing Liabilities:
Savings deposits                     $  66,521,000       255,021     0.51%    $  59,062,000       479,079   1.08%
Money Market deposits                   86,704,000       603,929     0.93%       81,332,000     1,185,540   1.94%
Time deposits                          145,579,000     2,774,018     2.54%      135,138,000     3,976,610   3.92%
Borrowed funds                         141,945,000     3,879,316     3.64%      157,692,000     4,759,418   4.02%
                                       -----------   -----------                -----------   -----------

Total interest bearing liabilities     440,749,000     7,512,284     2.27%      433,224,000    10,400,647   3.20%
                                                     -----------   -------                    -----------   -----

Demand deposits                         71,146,000                               68,055,000
Other liabilities                        7,413,000                                4,864,000
Shareholders' Equity                    33,130,000                               27,000,000
                                       -----------                              -----------

Total liabilities and equity         $ 552,438,000                            $ 533,143,000
                                       ===========                              ===========

Net interest income                                 $ 12,007,308                             $ 11,689,685
                                                     ===========                              ===========
Net interest spread                                                  2.80%                                  2.66%
                                                                   =======                                  =====
Net interest margin                                                  3.12%                                  2.92%
                                                                   =======                                  =====

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 in net interest income arising from changes in interest rates and from asset and liability volume mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                                            09/30/09 Compared to 09/30/08
                                              Increase (Decrease) Due to
                                              ---------------------------

                                      Volume            Rate             Total
                                    -----------      -----------      ------------
Interest earned on:
Loans and leases                    $ 2,083,220      $(2,064,666)     $     18,554
Investment securities                (1,273,069)      (1,153,041)       (2,426,110)
Other interest earning assets            33,124         (196,308)         (163,184)
                                    -----------      -----------      ------------
Total interest earning assets           843,275       (3,414,015)       (2,570,740)
                                    -----------      -----------      ------------

Interest paid on:
Deposits                                443,154       (2,451,415)       (2,008,261)
Borrowed money                         (452,197)        (427,905)         (880,102)
                                    -----------      -----------      ------------
Total interest bearing liabilities       (9,043)      (2,879,320)       (2,888,363)
                                    -----------      -----------      ------------

Increase in net interest income     $   852,318      $  (534,695)     $    317,623
                                    ===========      ===========      ============

Tax-equivalent net interest income for the nine months ended September 30, 2009 totaled $12,007,308, an increase of $317,623, or 2.72% from the nine months ended September 30, 2008. The impact of the increase in the volume of earning assets primarily contributed to the increase in net interest income. The effect of increased volume of earning assets over the effect of the increase in interest-bearing liabilities increased net interest income by $852,318. Additionally, the Company was not able to decrease its cost of deposit interest to a greater degree than the decrease in interest earned on earning assets, which resulted in a $534,695 decrease in net interest income.

Average earning assets for the nine months ended September 30, 2009 totaled $513,252,000, which was $10,369,000 or 2.06% higher than average earning assets for the nine months ended September 30, 2008 which totaled $502,883,000. The net increase in earning assets, net of the increased volume of interest bearing liabilities, contributed to an additional $852,318 in net interest income. Average loans and leases increased by $46,851,000, or 13.73%, while average investments decreased by $38,510,000 or 25.56%. The increase in loans and leases came from organic growth in commercial leasing and mortgage lending. The decrease in the securities portfolio is the result of the strategy to change the mix of earning assets from investments to loans. The mix of earning assets for the nine months ended September 30, 2009 was 76% loans to 24% investments versus the nine months ended September 30, 2008 mix of 68% loans to 32% investments.

The tax equivalent net interest margin improved 20 basis points from 2.92% for the nine months ended September 30, 2008 to 3.12% for the nine months ended September 30, 2009. The improvement in the next interest margin is because funding costs decreased by 93 basis points while the tax equivalent yield on earning assets decreased by only 79 basis points. The continued low interest rate environment has allowed management to continue to decrease its deposit rates over the last year. Although yields on earning assets have been subject to similar declines, the aforementioned strategy to shift to a more profitable mix of earning assets has offset some of this decline. Additionally, many interest-earning assets are priced off of longer market indices, which are not as dramatically impacted by decreases in short term rates. Retail deposits are the primary source of the Company's funding; therefore, competition for these deposits remains the biggest threat to the net interest margin.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the nine months ended September 30, 2009 totaled $3,470,280, which is an increase of $3,103,280 from the nine months ended September 30, 2008. The provision for loan and lease losses is determined quarterly based on the calculation of the allowance for loan and lease losses. The increased provision is reflective of a higher level of net charge-offs and management's assessment of inherent losses in the portfolio due to the economic environment. (See discussion of the Allowance for Loan and Lease Losses.)

During the nine months ended September 30, 2009, the Company recorded net charge-offs of $1,084,906 compared to nine month 2008 net charge-offs of $251,520. The change in the level of charge-offs from 2008 to 2009 is due to residential and commercial mortgage charge-offs and higher levels of charge-off activity from the consumer automobile loan, and commercial loan portfolios. The change in the level of charge-offs from 2008 to 2009 is considered by management to be reflective of a weak economic environment.

Noninterest Income (Loss)

Noninterest  income  for the  nine  months  ended  September  30,  2009  totaled
$3,259,553, versus the loss of $4,017,593 for the nine months ended September 30, 2008. The 2008 noninterest income reflected OTTI charges related to the $6,946,100 third quarter OTTI write down of the Bank's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock and one pooled trust preferred security.

Trust income totaled $892,896, compared to the nine months ended September 30, 2008 trust income of $992,142. The decline from nine months ended September 30, 2008 levels is due to market declines of assets under management.

During the first nine months of 2009, the Company sold residential mortgages in the secondary market which resulted in gains on sales of loans totaling $509,552 compared to sales transacted during the first nine months of 2008 which resulted in gains totaling $34,904. Included in those sales was a sale of 94 mortgages totaling $13 million executed during the third quarter of 2009. These sales were transacted with the purpose of reducing interest rate risk and improving the Company's liquidity position.

Other noninterest income totaled $83,721, as compared to $200,041 from the nine months ended September 30, 2008. The decrease is primarily related to the loss on other real estate owned.

During the first nine months of 2009, the Company sold $37 million of available for sale securities. The purpose of these sales was to decrease interest rate risk, improve balance sheet liquidity, and reduce price volatility. The net gains from these sales totaled $314,584. Similar sales were transacted during the first nine months of 2008 and resulted in gains totaling $215,416.

Noninterest Expense

For the nine  months  ended  September  30,  2009  noninterest  expense  totaled
$13,565,532, increasing $2,189,740, or 19.25% from the nine months ended September 30, 2008 expense of $11,375,792. Increases in noninterest expenses are reflected in regulatory assessments, legal, computer services and consulting expenses. The largest of these increases was regulatory assessments which totaled $930,055 for the first nine months of 2009. This expense has increased $746,311 over the 2008 costs due to increase premiums and the second quarter 2009 special assessment. Also, during 2009 the Company created an accrual of $768,583 related to the dishonor of fraudulent items; there were no comparable items in 2008. The increase in consulting and related expenses was primarily related to loan review, workout and the management of foreclosed properties, investment banking, and temporary employment. The impact of these increases was mitigated by cost containment efforts for salaries, equipment and supplies, director fees, and advertising expense.

Other noninterest expenses totaled $1,877,044 which is an increase of $457,923, or 32.27% from the nine months ended September 30, 2008. This increase was due primarily to 2009 costs for exam and audit fees which totaled $361,372 above the nine month September 30, 2008 costs. Other increases in this category were OREO, software, and telephone expense. Offsetting these increases were reduced expenses for insurance, contributions, directors fees, seminars, and travel.

Income Taxes

The income tax benefit for the nine months ending September 30, 2009 totaled $705,887, which is an increase of $430,942 or 156.74% from the nine month 2008 benefit of $274,945. The effective tax rates were 34% and 6%, respectively for the nine months ended September 30, 2009 and 2008. The tax benefit for the nine months ended September 30, 2009, was limited to the Company's year-to-date pretax loss at the statutory rate of 34%. The tax benefit for the nine months ended September 30, 2008 did not relate proportionately to the pretax loss because of the loss related to a $5 million OTTI write down on Fannie Mae and Freddie Mac preferred shares. This loss was not considered ordinary income, and therefore no tax benefit related to the loss could be recognized through September 30, 2008. With the passage of the Economic Stabilization Act, the Company recognized the tax benefit of the OTTI loss during the fourth quarter of 2008.

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets of approximately $5.3 million and $5.1 million, respectively. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at September 30, 2009. The deferred tax position has been affected by several significant transactions in the past three years. These transactions included other-than-temporary impairment write-offs of certain investments and significant permanent differences between accounting and tax income such as non-taxable municipal security income, which securities have been sold and replace with assets which will generate taxable income in the future, and certain specific expenditures not expected to reoccur. As a result, the Company is in a cumulative net loss position (pretax income (loss) for a three year period adjusted for permanent items) as of September 30, 2009. However, under the applicable accounting guidance, the Company has concluded that it is "more likely than not" that the Company will be able to realize its deferred tax assets based on the non-recurring nature of these items and the Company's expectation of future taxable income. If, in the future, management's conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the establishment of a valuation allowance for a portion or all of the deferred tax asset. The Company will continue to analyze the recoverability of its deferred tax assets quarterly.

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

As of September 30, 2009, the Company had $116,246,290 in loan commitments and credit lines outstanding. Because some commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent all future cash requirements. The funding of these commitments is anticipated to be met through deposits, loan and security amortizations, and maturities. Management believes liquidity is adequate to meet its present and foreseeable needs.

CAPITAL

Shareholders' equity totaled $31,388,916 as of September 30, 2009 as compared with $32,467,264 as of December 31, 2008. The decrease in shareholders' equity is primarily related to the 2009 net loss, the Company's other comprehensive income charges related to the recognition of the unfunded pension liability, cash flow hedges, unrealized holding losses on available for sale securities and common and preferred dividends. From a regulatory perspective, the capital ratios of the Company and the Bank place each entity in the "well-capitalized" categories under applicable regulations. During the third and fourth quarters of 2008, the Company increased its investment in the Bank's equity by a total of $4,000,000. During the first and second quarters of 2009, the Company increased its investment in the Bank's equity by an additional $5,500,000. These actions were executed to insure the Bank maintained capital at levels considered to be well-capitalized by the federal banking agency capital adequacy guidelines.

The various capital ratios of the Company and the Bank are as follows as of September 30, 2009:

                                      Well-Capitalized
                                      Capital Levels      The Company          The Bank
                                      --------------      -----------          --------
TIER 1:
Leverage capital ratio                     5.00%              6.96%              6.59%

Risk-based capital ratio                   6.00%             10.09%              9.54%

Total risk-based capital ratio            10.00%             11.34%             10.80%

Included in the Company's capital used to determine these ratios at September 30, 2009 is $9.8 million related to the Company's investment in First Litchfield Statutory Trust I and First Litchfield Statutory Trust II, which is recorded as subordinated debt in the Company's balance sheets at September 30, 2009 and December 31, 2008, respectively. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company's Tier I capital ratios. On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company's banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, stricter limitations. The Company has until March 31, 2011, (previously March 31,

2009), to meet the new limitations. Management does not believe these final rules will have a significant impact on the Company. On December 12, 2008, the Company participated in the United States Department of the Treasury's Troubled Assets Relief Program ("TARP") Capital Purchase Program ("CPP" also known as TARP capital), and issued $10,000,000 of cumulative perpetual preferred stock with a common stock warrant attached to the U. S. Treasury. The Company's purpose in participating in the TARP CPP was to insure that the Company and the Bank maintained their well-capitalized status given the uncertain economic environment.

On December 12, 2008, under the TARP CPP, the Company sold 10,000 shares of senior preferred stock to the U.S. Treasury, having a liquidation amount equal to $1,000 per share, or $10,000,000. Although the Company is currently well-capitalized under regulatory guidelines, the Board of Directors believed it was advisable to take advantage of the TARP CPP to raise additional capital to ensure that during these uncertain times, the Company is well-positioned to support its existing operations as well as anticipated future growth. Additional information concerning the TARP CPP is included in the Company's 2008 Form 10-K/A Amendment Number One, as filed with the Securities Exchange Commission on April 23, 2009.

The Company expects that it (and the banking industry as a whole) may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past. In addition, as the cumulative dividend rate on the senior preferred stock issued in the TARP CPP increases from 5% to 9% in 2013, the Company will incur increased capital costs if the senior preferred stock is not redeemed at, or prior to, that time. Therefore, in addition to maintaining higher levels of capital, the Company's capital structure may be subject to greater variation over the next few years than has been true historically.

CERTAIN SUPERVISORY MATTERS

On November 9, 2009, the Bank entered into a Formal Agreement (the "Agreement") with the OCC. The Agreement is a remedial supervisory action with provisions intended to improve the Bank's condition and operations. While not punitive, the Agreement provides a framework for addressing identified problems, documenting remedial efforts and preventing the reoccurrence of similar problems so that the Bank's condition will improve and no longer to be considered to be troubled. Management and the Board are of the opinion that compliance with the Agreement is in the best interest of the Bank but will require sustained effort and management resources.

To coordinate its compliance efforts pursuant to the Agreement, the Board of the Bank will appoint a Compliance Committee consisting primarily of independent Directors. The Compliance Committee will meet at least monthly to monitor and report the Bank's progress to the Board. The Board will review the Bank's liquidity plans, capital plans, strategic plans and management and staffing plans and provide copies of such plans to the OCC along with copies of the reports of the Compliance Committee and other relevant information. The Board will assess the adequacy of the Bank's management and staffing needs to assure that the Bank is well managed and well staffed. The Bank will also notify the OCC regarding any proposed changes in the Board, executive management or staff or changes in their duties or responsibilities.

Pursuant to the Agreement, the Bank will not utilize brokered deposits without appropriate FDIC and OCC authorization. In this regard, the only deposits currently utilized by the Bank which could be characterized as "brokered deposits" are deposits obtained through the CDARS program. The Agreement with the OCC does not preclude the Bank from participating in the CDARS program and the Bank has requested authorization from the FDIC to continue to participate in such program. The Bank has approximately $11 million in CDARS deposits, most of which will mature in January 2010.

The Agreement further requires the Bank to enhance its credit risk management program within the Bank's loan and lease functions and to develop and adhere to policies designed to enhance risk rating and risk monitoring. In addition, the Bank has agreed to take appropriate action to improve and maintain asset quality. The Bank will prepare written evaluations of and programs for collecting any loans greater than $750,000 that are subject to criticism, regularly review such loans, and only extend additional credit on such loans if the Bank determines and documents that it is consistent with the Bank's plan to collect the loan or strengthen the assets underlying the loan and the action is necessary to protect the Bank's interests. In addition, the Bank will enhance and document the programs it uses to evaluate, maintain and document the adequacy of the Allowance for Loan and Lease Losses, which enhanced programs were utilized in the evaluation of the Allowance for Loan and Lease Losses for the third quarter of 2009, and provide a copy of such program and documentation to the OCC.

The Agreement precludes the Bank from growing at a rate greater than 5% on an annual basis. In addition to updating its capital plan with appropriate contingencies, the Agreement would preclude the payment of any dividends inconsistent with the capital plan or applicable law and without written non-objection by the OCC. The Merger Agreement with Union precludes the payment of dividends to the shareholders of the Company's common stock pending consummation of the merger.

The Bank understands that the Agreement with the OCC will remain in place so long as the Bank remains subject to OCC supervision or until such time as the Agreement is terminated by the OCC, which will generally not occur until the issues which were the basis of the Agreement have been corrected and verified through an examination and until there is no basis for supervisory concern. Failure to comply with the Agreement could result in more serious supervisory action by the OCC with respect to the Bank, its officers or directors.

In addition to the Agreement, the Bank has been notified that the OCC will require the Bank to achieve and maintain the following capital ratios by no later than March 31, 2010:

      o Total risk-based capital at least equal to twelve percent (12%) of risk-weighted assets (as compared with 10.80% maintained by the Bank at September 30, 2009 and 10% generally required of well-capitalized banks);

      o Tier 1 capital at least equal to ten percent (10%) of risk weighted assets (as compared with 9.54% maintained by the Bank at September 30, 2009, and 6% generally required of well-capitalized banks); and

      o Tier 1 capital at least equal to eight percent (8%) of adjusted total assets (as compared with 6.59% maintained by the Bank at September 30, 2009 and 5% generally required of well-capitalized banks).

The Bank expects to consummate its Merger with and into Union prior to the date by which it would be required to achieve and maintain such capital ratios. However, there can be no assurance that the Merger will be consummated within such timeframe. Accordingly, the Bank will develop contingency plans to address compliance with such capital requirements in the event that the Merger is not consummated by March 31, 2010.

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

The Bank utilizes a loan and lease review and rating process which classifies loans and leases according to the Bank's uniform classification system in order to identify potential problem loans and leases at an early stage, alleviate weaknesses in the Bank's lending policies, oversee the individual loan and lease rating system, and ensure compliance with the Bank's underwriting, documentation, compliance, and administrative policies. Loans and leases included in this process are considered by management as being in need of special attention because of some deficiency related to the credit or documentation, but are still considered collectible and performing. Such attention is intended to act as a preventative measure and thereby avoid more serious problems in the future.

Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

The Company uses the asset and liability method of accounting for income taxes. Determination of the deferred and current provision requires analysis by management of certain transactions and the related tax laws and regulations. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence in future periods, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized, a deferred tax valuation allowance is established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. In evaluating the available evidence, management considers historical financial performance, expectation of future earnings, the ability to carryback losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance based on its strategic initiatives. Changes in existing tax laws and future results that differ from expectations may result in significant changes in the deferred tax asset valuation allowance.

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

Management reassessed the allowance calculation during the third quarter of 2009. As a result of this assessment, loan categories were further segmented. Historical factors were modified to reflect the Company's loss experience for loan categories for which the Company has had losses in recent years. Peer data was used for loan categories for which the Company has not experienced any losses in the past several years. Qualitative factors were reevaluated and additional factors were used to more accurately reflect trends in the portfolio. There were no material changes in loan or lease concentrations that had a significant effect on the allowance for loan and lease losses calculation at September 30, 2009. In addition, there were no material reallocations of the allowance among different parts of the loan or lease portfolio.

As a result of this assessment, as of September 30, 2009, non-performing assets, loans and leases were $12,225,363 and represented 3.20% of total loans, leases and OREO. As of December 31, 2008, non-performing assets and loans and leases totaled $5,639,735 and represented 1.53% of total loans, leases and OREO. The ratio of the allowance for such loan and lease losses to total loans and leases at September 30, 2009 and December 31, 2008 was 1.59% and 1.00% respectively. At September 30, 2009, the allowance for loan and lease losses was equivalent to 50% of total non-performing assets as compared with 66% of total non-performing assets at December 31, 2008. The ratio of the allowance for loan and lease losses to non-performing assets decreased over the first nine months of 2009 due to the increase in non-performing assets and loans and leases despite the increase to the allowance resulting from commercial loan growth and the increase to the general allocations. Although the Company did experience an increase in non-performing assets during the first nine months of the year, the increase in those non-performing assets was comprised of collateral-based loans which did not require a specific allocation of the allowance for loan and lease losses and, therefore, did not result in additional specific allocations with the allowance. Changes in the allowance for loan and lease losses for the three and nine month periods ended September 30, 2009 and 2008 are as shown below:

   For the three months ended September 30,           2009              2008
                                                  -----------       -----------

    Balance as of June 30,                        $ 4,029,790       $ 2,233,578

    Provision for loan and lease losses             2,682,691           155,000
    Loans and leases charged off                     (767,429)         (123,192)
    Recoveries of loans and leases charged off        139,142             1,716
                                                  -----------       -----------

    Balance as of September 30,                   $ 6,084,194       $ 2,267,102
                                                  ===========       ===========


    For the nine months ended September 30,           2009              2008
                                                  -----------       -----------

    Balance at beginning of the year              $ 3,698,820       $ 2,151,622

    Provision for loan and lease losses             3,470,280           367,000
    Loans and leases charged off                   (1,416,376)         (275,457)
    Recoveries of loans and leases charged off        331,470            23,937
                                                  -----------       -----------

    Balance as of September 30,                   $ 6,084,194       $ 2,267,102
                                                  ===========       ===========

The following table summarizes the Bank's Other Real Estate Owned ("OREO"), past due in excess of 90 days and still accruing interest and non-accrual loans and leases, and total nonperforming assets as of September 30, 2009 and December 31, 2008.

                                                        September 30, 2009  December 31, 2008
                                                        ------------------  ------------------
    Nonaccrual loans and leases                            $ 11,678,323         $ 5,639,735

    Other real estate owned                                     547,040                  --
                                                           ------------         -----------

    Total nonperforming assets                             $ 12,225,363         $ 5,639,735
                                                           ============         ===========

    Loans and leases past due in excess of 90 days and
      accruing interest                                    $     39,854         $    19,603
                                                           ============         ===========

POTENTIAL PROBLEM LOANS

As of September 30, 2009, there were no potential problem loans or leases not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms.

OTHER-THAN-TEMPORARY IMPAIRMENT: The Company's investment securities portfolio is comprised of available-for-sale and held-to-maturity investments. The available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders' equity. The held-to-maturity portfolio is carried at amortized cost. Management determines the classification of a security at the time of its purchase.

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

      Adverse changes in the factors used by management to determine if a security is OTTI could lead to additional impairment charges. Conditions affecting a security that the Company determined to be temporary could become other-than-temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge. During the third and fourth quarters of 2008, the Company recorded OTTI losses totaling $9,422,650 related to the Company's investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock, and two pooled trust preferred securities. There have been no OTTI losses during 2009. The Company adopted the provisions of the FASB staff position issued in April 2009 relating to OTTI during the second quarter of 2009. Adoption of this staff position resulted in the reclassification of $2,511,080 ($1,657,313, net of tax) of non-credit related accumulated OTTI to OCI which had previously been recognized as a loss in earnings and is disclosed in Note 8 - Investment Securities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as letters of credit. In the opinion of management, these off-balance sheet arrangements are not likely to have a material effect on the Company's financial condition, results of operation, or liquidity.

At September 30, 2009, there have been no significant changes in the Company's off-balance sheet arrangements from those at December 31, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter of 2009 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank (or any of their properties) is the subject of any material pending legal proceedings other than routine litigation that is incidental to its business.

Item 1A.  Risk Factors.  Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.   None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.   None

Item 6. Exhibits


                                  EXHIBIT INDEX

Exhibit
   No.    Exhibit
-------
2.1 Agreement and Plan of Merger dated as of October 25, 2009 by and among Union Savings Bank, First Litchfield Financial Corporation and The First National Bank of Litchfield. Exhibit is incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2009.

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

4.4 Guarantee Agreement dated as of June 16, 2006, between First Litchfield Financial Corporation and Wilmington Trust Company. Exhibit is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

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



Dated: November 13, 2009                          FIRST LITCHFIELD
                                                  FINANCIAL CORPORATION


                                                  By:  /s/ Joseph J. Greco
                                                       -------------------
                                                       Joseph J. Greco,
                                                       President and Chief
                                                       Executive Officer


Dated: November 13, 2009                          By: /s/Carroll A. Pereira
                                                         ------------------
                                                        Carroll A. Pereira
                                                        Principal Financial and
                                                        Accounting Officer