Form 10-K
period 2009-12-31
FIRST LITCHFIELD FINANCIAL CORP
filed 2010-03-31
CIK 840886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number  0-28815

FIRST LITCHFIELD FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1241321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13 North Street, Litchfield, CT	06759
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code  (860) 567-8752

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

(Title of Class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   Yes ☐        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.;
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter $12,646,977.

Note.  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.
March 31, 2010 -  2,356,875

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.	BUSINESS

Business of the Company

First Litchfield Financial Corporation, a Delaware corporation (the “Company”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended.  The Company was formed in 1988 and has one banking subsidiary, The First National Bank of Litchfield (the “Bank”), a national banking association organized under the laws of the United States.  The Bank and its predecessors have been in existence since 1814.  The principal executive office of the Company is located at 13 North Street, Litchfield, CT 06759, and the telephone number is (860) 567-8752.  The Company owns all of the outstanding shares of the Bank.  The Bank has three subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation, which are Connecticut corporations, and First Litchfield Leasing Corporation which is a Delaware corporation. The Bank holds a majority ownership position in First Litchfield Leasing Corporation. The purpose of Lincoln Corporation is to hold property such as real estate, personal property, securities, or other assets, acquired by the Bank through foreclosure or otherwise to compromise a doubtful claim or collect a debt previously contracted.  The purpose of Litchfield Mortgage Service Corporation is to operate as a passive investment company in accordance with Connecticut law.  On June 26, 2003, the Company formed First Litchfield Statutory Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on June 26, 2003, the first series of trust preferred securities were issued.  During the second quarter of 2006, the Company formed a second statutory trust, First Litchfield Statutory Trust II (“Trust II”).  Trust II exists for the sole purpose of issuing trust securities and investing the proceeds in subordinated debentures issued by the Company.  In June 2006, Trust II issued its first series of trust preferred securities.  The Company owns 100% of each Trust’s common stock.

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

The Bank’s lending services include commercial, real estate, and consumer installment loans and leases.  Revenues from the Bank’s lending activities constitute the largest component of the Bank’s operating revenues.  The loan and lease portfolio constitutes the major earning asset of the Bank and offers the best alternative for maximizing interest spread above the cost of funds.  The Bank’s loan and lease personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan or lease officer is forwarded to the loan committee for approval.  The loan committee is composed of various experienced loan and lease officers and Bank directors.  All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial.  The loan committee not only acts as an approval body to ensure consistent application of the Bank’s loan and lease policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

The Bank’s primary lending area generally includes towns located in Litchfield and Hartford counties.

The Bank’s Trust and Wealth Management Department provides a wide range of personal and corporate trust and trust-related investment services, including serving as executor of estates, as trustee under testamentary and intervivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, and as escrow agent under various agreements.

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

On October 25, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank and Union Savings Bank (“Union”) that provides for the merger of the Company and the Bank with and into Union (the “Merger”).  Under the terms of the Merger Agreement, shareholders of the Company will receive $15.00 cash for each share of Company common stock they own on the date of the Merger.  The transaction is valued at approximately $35 million. At the Company’s special meeting of stockholders held on February 19, 2010, holders of the Company’s common stock voted in favor of the Merger Agreement and Merger.  Regulatory approvals from the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation were received on March 19, 2010 and March 17, 2010, respectively.  The closing of the Merger is scheduled for April 7, 2010.

Competition

In Connecticut generally, and in the Bank’s primary service area specifically, there is intense competition in the commercial banking industry.  The Bank’s market area consists principally of towns located in Litchfield County and Hartford County, although the Bank also competes with other financial institutions in surrounding counties in Connecticut in obtaining deposits and providing many types of financial services.  The Bank competes with larger regional and national banks for the business of companies located in the Bank’s market area.  The Bank also competes with savings and loan associations, credit unions, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Bank.  In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

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

Lending Activities

The Bank’s lending policy is designed to correspond with its mission of remaining a community-oriented bank.  The loan and lease policy sets forth accountability for lending functions in addition to standardizing the underwriting, credit and documentation procedures.  The Bank’s target market regarding lending is in the towns in which a Bank office is located and contiguous towns.  The typical loan and lease customer is an individual or small business which has a deposit relationship with the Bank.  The Bank strives to provide an appropriate mix in its loan and lease portfolio of commercial loans leases and loans and leases to individual consumers.

Loan and Lease Portfolio

The Bank’s loan and lease portfolio, which includes loans held for sale, was comprised of the following categories:

	(Dollar Amounts in Thousands)
	December 31,

	2009	2008	2007	2006	2005
Commercial loans	$41,177	$46,250	$33,642	$26,950	$21,151
Commercial leases	36,841	19,786	8,634	-	-
Real Estate
Construction	19,225	38,153	34,809	30,606	28,549
Residential	169,505	193,574	189,557	177,082	145,927
Commercial	104,354	67,455	55,752	53,318	42,145
Installment	4,954	5,113	6,520	7,168	4,334
Others	69	129	99	172	47
Total Loans and Leases	$376,125	$370,460	$329,013	$295,296	$242,153

The following table reflects the maturity and sensitivities of the Bank’s loan and lease portfolio at December 31, 2009.

	(Dollar Amounts in Thousands)
		After one
	One year	year through	Due after	Total
	or less	five years	five years	loans and leases
Commercial loans	$23,026	$7,126	$11,025	$41,177
Commercial leases	608	34,645	1,588	36,841
Real Estate
Construction	12,339	2,339	4,547	19,225
Residential	67,881	16,746	84,878	169,505
Commercial	16,483	58,418	29,453	104,354
Installment	391	2,921	1,642	4,954
Others	69	-	-	69
Total Loans and Leases	$120,797	$122,195	$133,133	$376,125

At December 31, 2009, loans maturing after one year included approximately: $160,916,000 in fixed rate loans; and $94,412,000 in variable rate loans.

Investment Securities

The primary objectives of the Bank’s investment policy are to provide a stable source of interest income, to provide adequate liquidity necessary to meet short and long-term changes in the mix of its assets and liabilities, to provide a means to achieve goals set forth in the Bank’s interest rate risk policy, and to provide a balance of quality and diversification to its assets.  The available-for-sale portion of the investment portfolio is expected to provide funds when demand for acceptable loans and leases increases and is expected to absorb funds when loan and lease demand decreases.

At December 31, 2009 the carrying value of the Bank’s investment portfolio was $95,426,206 or 18% of total assets. There were no Federal Funds Sold as of December 31, 2009.

The table below presents the amortized cost and fair values of investment securities held by the Bank at December 31, 2009, 2008, and 2007.

	(Dollar Amounts in Thousands)
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available-for-sale	$96,963	$95,412	$113,246	$113,486	$130,145	$128,980

Held-to-maturity	15	15	17	17	34	34

	$96,978	$95,427	$113,263	$113,503	$130,179	$129,014

The following tables present the maturity distribution of investment securities at December 31, 2009, and the weighted average yields of such securities.  The weighted average yields were calculated based on the amortized cost and tax-effective yields to maturity of each security.  The maturity distribution shown below will differ from the contractual maturities because the issuer has the ability to prepay or call the security.

	(Dollar Amounts in Thousands)
Held-to-maturity
		Over One	Over Five				Weighted
	One Year	Through	Through	Over Ten	No		Average
	or Less	Five Years	Ten Years	Years	Maturity	Total	Yield

Mortgage-Backed Securities	$4	$11	$-	$-	$-	$15	$2.04%

Weighted Average Yield	2.26%	1.97%	-	-	-	2.04%

Available-for-sale (1)

U.S. Treasury Securities	$999	$2,072	$-	$-	$-	$3,071	2.34%
U.S. Government Agency Securities	4,002	19,189	-	-	-	23,191	1.24%
State and Municipal Obligations	-	-	3,256	-	-	3,256	4.32%
Trust Preferred Securities	-	-	-	2,995	-	2,995	0.00%
Mortgage-Backed Securities	17,235	29,970	169	-	-	47,374	3.21%
Marketable Equity Securities	17,076	-	-	-	-	17,076	0.62%
Total	$39,312	$51,231	$3,425	$2,995	$-	$96,963	2.19%

Weighted Average Yield	1.79%	2.49%	4.22%	0.00%	0.00%	2.19%

Total Portfolio	$39,316	$51,242	$3,425	$2,995	$-	$96,978	2.19%

Total Weighted Average Yield	1.79%	2.49%	4.22%	0.00%	0.00%	2.19%

(1) Dollars shown at amortized cost amounts.

Deposits

The following table summarizes average deposits and interest rates of the Bank for the years ended December 31, 2009, 2008, and 2007.

	(Dollar Amounts in Thousands)
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest-bearing
demand deposits	$72,611	0.00%	$68,864	0.00%	$68,278	0.00%

Money market deposits	85,412	0.84%	83,116	1.88%	75,832	2.96%
Savings deposits	66,725	0.47%	58,788	1.04%	55,026	1.37%

Time deposits	146,835	2.43%	132,813	3.69%	136,764	4.59%
		.
	$371,583	1.24%	$343,581	2.06%	$335,900	2.76%

Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 2009 are scheduled to mature as follows:

(Dollar Amounts in Thousands)
Three months or less	$31,298
Over three, through six months	12,371
Over six, through twelve months	14,701
Over twelve months	10,231
Total	$68,601

Return on Equity and Assets

The following table summarizes various operating ratios of the Company for the past two years:

	Years ended December 31,
	2009	2008
Return (loss) on average total assets (net loss available
to common shareholders divided by average total assets)	(0.32)%	(0.85)%

Return (loss) on average shareholders' common equity (net
loss available to common shareholders divided by average
shareholders' common equity)	(7.71)%	(27.78)%

Equity to assets (average shareholders' equity as a
percent of average total assets)	5.99%	4.98%

Dividend payout ratio	N/A	N/A

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

The Bank monitors the relationship between interest-earning assets and interest-bearing liabilities by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Bank’s interest rate sensitivity “gap”.  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing liabilities maturing or repricing and the amount of interest-earning assets maturing or repricing for the same period of time.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to increase net interest income.  During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to adversely affect net interest income.

The information presented in the interest sensitivity table is based upon a combination of maturities, call provisions, repricing frequencies, prepayment patterns, and management judgment.  The distribution of variable rate assets and liabilities is based upon the repricing interval of the instrument.  Management estimates that less than 20% of savings products are sensitive to interest rate changes based upon analysis of historic and industry data for these types of accounts.

The following table summarizes the repricing schedule for the Bank’s assets and liabilities and provides an analysis of the Bank’s periodic and cumulative GAP positions.

	(Dollar Amounts in Thousands)
	As of December 31, 2009
	Repriced Within

	Under 3	4 to 12	1 to 5	Over 5
	Months	Months	Years	Years

Securities available-for-sale	$30,190	$32,683	$24,493	$9,597
Securities held-to-maturity	-	15	-	-
Loan and Lease Portfolio	112,694	64,965	152,096	46,370
Other	-	-	-	5,758
Total interest-earning assets	142,884	97,663	176,589	61,725

Interest-bearing liabilities
Money Market	81,377	-	-	-
Savings	-	-	-	62,810
Time	50,936	65,347	26,486	-
Total interest-bearing deposits	132,313	65,347	26,486	62,810

Borrowed funds	30,720	15,000	41,500	36,047
Total interest-bearing liabilities	163,033	80,347	67,986	98,857
Periodic gap	$(20,149)	$17,316	$108,603	$(37,132)

Cumulative gap	$(20,149)	$(2,833)	$105,770	$68,638

Cumulative gap as a percentage of
total earning assets	(4.21)%	(0.59)%	22.09%	14.33%

Supervision and Regulation

The Bank is chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is a bank holding company, within the meaning of the Bank Holding Company Act (“BHC Act”), is registered as such with and is subject to the supervision of, and the Bank Holding Company laws, of the Federal Reserve Board (“FRB”).  The Company, as a bank holding company, is also subject to the Connecticut Bank Holding Company laws.  In addition, the Company’s securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, is subject to rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain legislation and regulations affecting the business of the Company and the Bank are discussed below.

General

As a bank holding company, the Company is subject to the BHC Act.  The Company reports to, registers with, and is examined by the FRB.  The FRB also has the authority to examine the Company’s subsidiaries, which includes the Bank.

The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” herein.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, violates certain laws, regulations, or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” herein.

Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of, any bank or bank holding company.  Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges, or consolidates with any bank, or bank holding company.  Any company seeking to acquire, merge, or consolidate with the Company also would be required to obtain the FRB’s approval.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position.  The FRB’s policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

Transactions between the Company, the Bank, and any future subsidiaries of the Company are subject to a number of other restrictions.  FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit).  Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services.  Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution.  The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan.  Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

The Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and programs thereunder in which the Company participates, including the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”) and the Temporary Liquidity Guarantee Program (“TLGP”), contain limitations on increasing dividends on the Common Stock during the first three years of participation in  the CPP and allow the U.S. Government to unilaterally modify any term or  provision of contracts executed under the CPP.  For discussion of these programs and the acts see “Recent Legislation and Regulatory Initiatives to Address Difficult Market and Economic Conditions” below.

  Capital Standards

The FRB, OCC, and other federal banking agencies have adopted risk-based minimum capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are reported as off- balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk-adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items.  The regulators measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, and minority interests in certain subsidiaries, less most other intangible assets.  Trust preferred securities are currently considered regulatory capital for purposes of determining the Company’s Tier I capital ratios.  Tier 2 capital may consist of limited amounts of the allowance for loan and lease losses, unrealized gains on equity securities and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies.  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ rating.  For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum.  Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table presents the capital ratios for the Company and the Bank as of December 31, 2009:

			Minimum
	The Company's	The Bank's	Regulatory
	Ratio	Ratio	Capital Level
RISK-BASED CAPITAL RATIO:
Total Capital	11.50%	11.09%	8.00%

Tier 1 Capital	10.25%	9.83%	4.00%

TIER 1 LEVERAGE CAPITAL RATIO:	7.34%	7.02%	4.00%

Prompt Corrective Action and Other Enforcement Mechanisms

Each federal banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios.  The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

An insured depository institution generally is classified in the following categories based on capital measures indicated below:

“Well-Capitalized”:

Total risk-based capital of 10% or more;
Tier 1 risk-based ratio capital of 6% or more; and
Leverage ratio of 5% or more.

“Adequately Capitalized”:

Total risk-based capital of at least 8%;
Tier 1 risk-based capital of at least 4%; and
Leverage ratio of at least 4%.

“Undercapitalized”:

Total risk-based capital less than 8%;
Tier 1 risk-based capital less than 4%; or
Leverage ratio less than 4%.

“Significantly Undercapitalized”:

Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 3%; or
Leverage ratio less than 3%.

“Critically Undercapitalized”:

Tangible equity to total assets less than 2%.

The Bank meets the qualitative guidelines of a well capitalized institution under the above guidelines.  An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratio actually warrants such treatment.  If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency.  Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company.  Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized.  The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action.  In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as a basis for a regulatory action against the holding company.

Safety and Soundness Standards

The federal banking agencies have established safety and soundness standards for insured financial institutions covering: (1) internal controls, information systems, and internal audit systems; (2) loan and lease documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees, and benefits; (7) asset quality and earnings; (8) excessive compensation for executive officers, directors, or principal shareholders which could lead to material financial loss; and (9) information security standards.  If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.  If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency.

Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition, and cash needs of the institution, as well as general business conditions.  Federal Law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

The Company’s ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Company.  The ability of the Bank to pay dividends is subject to restrictions set forth in the National Banking Act and regulations of the OCC.  See “Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” herein.

In addition, provided the Preferred Stock issued to the Treasury, described in Note N to Consolidated Financial Statements, is held by the Treasury, the Common Stock dividend may not be increased without the consent of the Treasury for three (3) years from the date of the investment by the Treasury.  On February 24, 2009 and March 27, 2009, the Federal Reserve Board issued supervisory guidance to all bank holding companies regarding the payment of dividends as well as stock redemptions and repurchases by bank holding companies.  Such guidance expressed the view that the Board of Directors should ensure that dividends are prudent relative to the financial position of the institution and that a bank holding company should inform the FRB in advance of declaring a dividend that exceeds earnings for the period or that could result in a material adverse change to an organization’s capital structure.  The supervisory guidance further stated that dividends should be eliminated, deferred, or limited if net income from the past four quarters is not sufficient to fund the dividend or if prospective earnings retention is not consistent with capital needs or the condition and future prospects of the institution or if the bank holding company is in danger of not meeting minimum regulatory capital returns.

Additionally, a bank may not make any capital distribution, including the payment of dividends, if, after making such distribution, the bank would be in any of the “under-capitalized” categories under the OCC’s Prompt Corrective Action regulations.  Regulation Y requires bank holding companies to provide the FRB with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve (12) months, is equal to ten percent (10%) or more of the Company’s consolidated net worth.  For purposes of Regulation Y, “net consideration” is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue.  However, a bank holding company generally need not obtain FRB approval of any equity security redemption when: (i) the bank holding company’s capital ratios exceed the threshold established for “well-capitalized” banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.  However, letters issued by the FRB to the industry dated February 24, 2009 and March 27, 2009 advise bank holding companies to inform the FRB of proposed stock repurchases resulting in a net reduction of common or preferred stock below the amount of such instrument outstanding at the beginning of the quarter in which the repurchase occurs.  In addition, as a recipient of TARP CPP funds, the Company must communicate with the Treasury as well as the FRB in advance of any stock redemptions.  Generally, during the first three years from December 12, 2008 that the Company’s Preferred Stock issued pursuant to the TARP CPP is outstanding, the approval of the Treasury will be required before the Company may repurchase any common stock.  The Company may redeem the TARP CPP Preferred Stock at any time in consultation with the Treasury and its primary supervisory agencies.

The OCC also has the authority to prohibit the Bank from engaging in business practices which the OCC considers to be unsafe or unsound.  It is possible, depending upon the financial condition of a bank and other factors, that the OCC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

FDIC Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act up to maximum limits by the Deposit Insurance Fund (DIF) and are subject to deposit insurance assessments.

Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013.  Effective April 1, 2006, the federal deposit insurance limits on certain retirement accounts increased so that such retirement accounts are separately insured up to $250,000.  In addition, the Bank participates in the TLGP, whereby noninterest-bearing checking accounts and NOW accounts with interest rates no higher than 0.50 % will be FDIC insured in full until June 20, 2013.

FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by the FDIC.  A bank’s failure to meet the minimum capital and risk-based capital guidelines discussed below would be considered to be unsafe and unsound banking practices.  The Bank, as a nationally-chartered FDIC-insured bank, is regulated by the OCC.  The OCC also conducts its own periodic examinations of the Bank, and the Bank is required to submit financial and other reports to the OCC on a quarterly and annual basis, or as otherwise required by the OCC. FDIC-insured banks, such as the Bank, pay premium assessments to the FDIC for the insurance of deposits.

A few years ago, the FDIC adopted a risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose.  The FDIC also adopted a schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF.

Recently, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within seven years.  As part of that plan, in December, 2008, the FDIC voted to increase risk-based assessment rates due to deteriorating financial conditions in the banking industry.  Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.  It is generally expected that rates will continue to increase in the near future due to the significant cost of bank failures and the increase in the number of troubled banks.

In September, 2009, the FDIC proposed a rule that was subsequently adopted in final form by the FDIC board of directors on November 12, 2009 that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009 and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by 3 basis points beginning in 2011 such that an institution’s assessment for 2011 and 2012 would be increased by an annualized 3 basis points. The Company’s prepayment for 2010, 2011, and 2012 amounted to $2.4 million.

Incremental to insurance fund assessments, the FDIC assesses deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rate established by the FDIC is 1.06 basis points.

Inter-Company Borrowings

Bank holding companies are also restricted as to the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another or engage in certain other transactions.  The “covered transactions” that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts:  (1) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution.  In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts.  “Covered transactions” are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the FRB), the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Effects of Government Policy

Legislation adopted in recent years has substantially increased the scope of regulations applicable to the Bank and the Company and the scope of regulatory supervisory authority and enforcement power over the Bank and the Company.

Virtually every aspect of the Bank’s business is subject to regulation with respect to such matters as the amount of reserves that must be established against various deposits, the establishment of branches, reorganizations, nonbanking activities, and other operations.  Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

The descriptions of the statutory provisions and regulations applicable to banks and bank holding companies set forth above do not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.  Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Bank and the Company are difficult to determine.

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 provides bank holding companies, banks, securities firms, insurance companies, and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a “financial holding company.”  These holding companies are subject to oversight by the FRB, in addition to other regulatory agencies.  Under the financial holding company structure, financial institutions have the ability to purchase or establish broker/dealer subsidiaries, as well as the option to purchase insurance companies.  Additionally, securities and insurance firms are permitted to purchase full-service banks.

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

While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions appear to be the primary beneficiaries as a result of this Act, because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.  The Company has no current plans to operate within a financial holding company structure.

The Sarbanes-Oxley Act of 2002

The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws and for other purposes.

The Sarbanes-Oxley Act amends the Exchange Act to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit.  The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services.  It requires each committee member to be a member of the board of directors of the issuer and to be otherwise independent.  The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

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

Pursuant to the Sarbanes-Oxley Act, the SEC has adopted rules to require:

•	disclosure of all material off-balance sheet transactions and relationship that may have a material effect upon the financial status of an issuer; and

•
the presentation of pro forma financial information in a manner that is not misleading and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act, among other things, also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the Company’s auditor.  In accordance with the requirements of Section 404, Management’s report on internal controls is included herein at Item 9A(T).  The SEC has delayed until fiscal years ending after June 15, 2010 the auditor’s attestation report on internal controls over financial reporting.  The SEC also requires an issuer to institute a code of ethics for senior financial officers of the Company.

The USA Patriot Act

On October 26, 2001, President Bush signed into law The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”).  On March 10, 2006, the President signed legislation making permanent certain provisions of the Patriot Act.  The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that addresses certain issues involving financial institutions.  Part of the Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”).  IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and other financial institutions.  These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities, and law enforcement authorities with respect to individuals, entities, and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.  The Bank has implemented policies and procedures to address the requirements of the Patriot Act and IMLA.

Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), which, among other measures, authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the TARP CPP. The purpose of TARP CPP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP CPP, the Treasury is purchasing equity securities from participating institutions. The Series A Preferred Stock and warrant offered by this prospectus were issued by the Company to the Treasury pursuant to the TARP CPP. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000 through December 31, 2009.  As part of the Helping Families Save Their Homes Act of 2009, the temporary deposit insurance limit was extended through December 31, 2013.  In addition, under the FDIC’s Transaction Account Guarantee (“TAG”) portion of the Temporary Liquidity Guaranty Program (“TLGP”), non-interest bearing transaction deposit accounts and interest-bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through June 30, 2010.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. The ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education, and health spending.

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

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition, results of operations, and cash flows could be materially and adversely affected.

The Securities Purchase Agreement Between the Company and the Treasury Permits the Treasury to Impose Certain Additional Restrictions on the Company so long as the Company Participates in the TARP CPP

The securities purchase agreement the Company entered into with the Treasury in connection with the Bank’s participation in the TARP CPP permits the Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution. The ARRA imposed additional executive compensation and expenditure limits on all current and future TARP recipients, including the Company, until the Company has repaid the Treasury. These additional restrictions may impede the Company’s ability to attract and retain qualified executive officers. The ARRA also permits TARP recipients to repay the Treasury without penalty or requirement that additional capital be raised, subject to the Treasury’s consultation with the Company’s primary federal regulator while the securities purchase agreement required that, for a period of three years, the Series A Preferred Stock could generally only be repaid if the Company raised additional capital to repay the securities and such capital qualified as Tier 1 capital. Additional unilateral changes in the securities purchase agreement could have a negative impact on the Company’s financial condition and results of operations.

Impact of Monetary Policies

Banking is a business which depends on interest rate differentials.  In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest rate earned by a bank on loans and leases, securities, and other interest-earning assets comprises the major source of bank’s earnings.  Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB.  The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB.  The actions of the FRB in these areas influence the growth of bank loans and leases, investments and deposits and also affect interest rates.  The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted.  In addition, adverse economic conditions could make a higher provision for loan and lease losses a prudent course and could cause higher loan and lease loss charge-offs, thus adversely affecting the Bank’s net earnings.

Employees

The Company, the Bank, and its subsidiaries employ 117 full-time employees and 11 part-time employees.  Neither the Company nor the Bank is party to any collective bargaining agreements, and employee relations are considered good.

Forward Looking Statements

This Form 10-K and future filings made by the Company with the SEC, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business, and (b) expectations for increased revenues and earnings for the Company and Bank through growth resulting from acquisitions, attraction of new deposit and loan and lease customers, and the introduction of new products and services.  Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.  For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development, and results of the Company’s and Bank’s business include the following:  (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses; (c) increased competition from other financial and non-financial institutions (d) the impact of technological advances; and (e) other risks detailed from time to time in the Company’s filings with the SEC.

Such developments could have an adverse impact on the Company’s financial position and results of operation.

Availability of Financial Information

The Company files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports.  The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains quarterly and annual reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The Company’s website address is:  www.fnbl.com.

ITEM 1A.	RISK FACTORS

Not applicable as the registrant is not an accelerated filer or large accelerated filer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable as the registrant is not an accelerated filer or large accelerated filer.

ITEM 2.	PROPERTIES

The Company is not the owner or lessee of any properties.  The properties described below are properties owned or leased by the Bank.

The Bank’s main office is located at 13 North Street, Litchfield, Connecticut.  In addition to the Bank’s main office in Litchfield, the Bank has branches in Marble Dale, Washington Depot, Goshen, Canton, New Milford, Roxbury and Torrington, Connecticut.

During the year ended December 31, 2009, the net rental expense paid by the Bank for all of its office properties was approximately $242,000.  All properties are considered to be in good condition and adequate for the purposes for which they are used.  The following table outlines all owned or leased property of the Bank.

	Owned	Lease
Location	Address	Leased	Expiration

Main Office	13 North Street	Owned since 1816
Litchfield, CT

Marble Dale	Route 202	Leased	2012
Marble Dale, CT

Washington Depot	Bryan Plaza	Owned since 1959
Washington Depot, CT

Goshen	Routes 4 & 63	Owned since 1989
Goshen, CT

Roxbury	Route 67	Leased	2014
Roxbury, CT

New Milford	Route 202	Leased	2016 with one 10-year
	New Milford, CT		extension

Torrington	1057 Torringford Street	Leased	2026 with option
	Torrington, CT		to purchase

Canton	188 Albany Turnpike	Owned since 2005
Canton, CT

Trust Department	40 West Street	Owned since 1996
Old Borough Firehouse
Litchfield, CT

Torrington, North	397 Main Street	Owned since 2007
Torrington, CT

Finance Department	29 West Street	Leased	Month-to-Month Lease
Litchfield, CT

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company nor the Bank (or any of their properties) is the subject of any material pending legal proceedings other than routine litigation that is incidental to its business.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company’s Common Stock is traded on the Over the Counter (“OTC”) Bulletin Board under the symbol FLFL.OB.  As of March 31, 2010, there were 2,506,622 shares issued and 2,356,875 shares outstanding, which were held by approximately 389 shareholders.

The following information provided by Oppenheimer and Co., sets forth transactions in the Company’s Common Stock in each quarter of the two most recently completed fiscal years:

2008	High/Low
First Quarter	$16.40	$13.25
Second Quarter	14.25	11.50
Third Quarter	13.00	10.60
Fourth Quarter	11.00	5.25

2009	High/Low
First Quarter	$11.00	$4.25
Second Quarter	7.59	5.70
Third Quarter	7.24	5.55
Fourth Quarter	14.60	5.45

On September 20, 2007, the Company approved a stock repurchase program to acquire, in the next twelve months, up to an aggregate of 30,000 shares of the Company’s outstanding Common Stock. Pursuant to the repurchase program, shares purchased during 2008 and 2009 totaled 16,718 and 0, respectively. The repurchase program expired in September 2008 and was not renewed. The Company is prohibited from repurchasing any shares of Common Stock pursuant to terms of the TARP CPP in which the Company participated, during the first three years of participation, or until December 12, 2011, unless the Preferred Stock is redeemed by the Company.

Dividends

All shares of the Company’s Common Stock are entitled to participate equally and ratably in such dividends as may be declared by the Board of Directors out of funds legally available therefore.  During 2008, the Company declared cash dividends of 60 cents per share.  During 2009, the Company declared cash dividends of 10 cents per share.

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

The Company’s ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of Delaware Corporate law, which provides that a company may, unless otherwise restricted by its certificate of incorporation, pay dividends in cash, property, or shares of capital stock out of surplus or, if no surplus exists, out of net profits for the fiscal year in which declared, or out of net profits for the preceding fiscal year (provided that such payment will not reduce the company’s capital below the amount of capital represented by classes of stock having a preference upon distributions of assets).

As a practical matter, the Company’s ability to pay dividends is generally limited by the Bank’s ability to dividend funds to the Company.  As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act.  More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual, and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund.  National banks are required to obtain the approval of the OCC if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers.  In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the OCC.  Due to the earnings performance in 2008 and 2009, there was no undistributed net income of the Bank available for distribution to the Company as dividends.  However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

The Company cannot increase the quarterly common stock dividend above $.15 per share without the consent of the Treasury until the third anniversary of the date of the issuance of the Preferred Stock, or December 12, 2011, unless prior to such third anniversary the Preferred Stock is redeemed in whole or the Treasury has transferred all of the Preferred Stock to third parties.

The Merger Agreement prohibits the Company from paying any dividend

The Agreement with the OCC described in Note T – Certain Supervisory Matters to the Financial Statements also restricts the Bank’s ability to pay dividends to the Company.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities in the period covered by this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2009:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	0	0	21,500
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	0	$0.00	21,500

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto, and the other information contained in this Form 10-K.  The selected balance sheet data as of December 31, 2009 and 2008, and the selected statement of operations data for the years ended December 31, 2009 and 2008 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K.  The balance sheet data as of December 31, 2007, 2006 and 2005, and statement of operations data for the years ended December 31, 2007, 2006, and 2005, are derived from audited consolidated financial statements of the Company not included herein.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Data
Interest and Dividend Income	$25,038,819	$28,188,882	$28,098,261	$25,805,321	$21,665,441
Interest Expense	9,707,880	13,249,297	14,885,202	13,114,088	7,594,052
Net Interest Income	15,330,939	14,939,585	13,213,059	12,691,233	14,071,389
Noninterest Income (Loss)	4,455,358	(5,362,105)	3,431,476	2,272,986	2,889,313
Noninterest Expense	18,274,373	15,340,149	14,267,491	13,202,841	11,081,440
(Loss) Income Before Income Taxes	(2,157,285)	(7,598,968)	2,173,044	1,341,378	5,547,234
Income Tax (Benefit) Provision	(1,083,354)	(3,112,459)	225,702	(67,525)	1,511,343
Net (Loss) Income	(1,207,409)	(4,490,384)	1,947,342	1,408,903	4,035,891

Balance Sheet Data
Total Loans, Leases and
Loans Held for Sale	376,124,604	370,460,285	329,012,939	296,338,181	242,152,589
Allowance for Loan and Lease Losses	6,068,108	3,698,820	2,151,622	2,106,100	1,759,611
Total Investment Securities	95,426,206	113,502,751	129,013,733	147,820,791	182,949,393
Total Assets	528,508,917	532,257,607	507,653,629	501,232,357	467,560,946
Total Deposits	369,170,787	343,326,624	335,617,664	333,428,874	277,870,361
Total Borrowings	123,266,528	138,825,684	140,079,676	137,610,667	157,301,172
Total Liabilities	497,147,789	499,790,343	479,291,017	474,976,163	441,591,209
Shareholders' Equity (Controlling Interest)	31,173,775	32,413,389	28,312,612	26,206,194	25,969,737

Selected Ratios and Per Share Data

Return (Loss) on Average Assets	(0.32)%	(0.85)%	0.39%	0.29%	0.91%
Return (Loss) on Average Equity	(7.71)%	(27.78)%	7.25%	5.43%	15.94%
Basic Net (Loss) Income Per Share (1)	$(0.75)	$(1.92)	$0.82	$0.60	$1.72
Diluted Net (Loss) Income Per Share (1)	(0.75)	(1.92)	0.82	0.59	1.70
Price Per Common Share (1)	14.55	6.23	14.50	21.73	27.25
Book Value Per Common Share (1)	8.98	9.51	11.96	11.63	12.16
Dividends Declared:
Cash	$0.10	$0.60	$0.60	$0.60	$0.57
Stock	-	-	5.00%	5.00%	5.00%
Cash Dividend Yield	0.69%	9.63%	4.14%	2.76%	2.09%
(1) All per-share data has been adjusted to give retroactive effect to all stock dividends and splits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of financial condition of the Company on a consolidated basis as of December 31, 2009 and 2008 and results of operations and analysis of the Company on a consolidated basis for the two years ended December 31, 2009 and 2008.  The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, The First National Bank of Litchfield (the “Bank”) and the Bank’s wholly-owned subsidiaries, Lincoln Corporation and Litchfield Mortgage Service Corporation, as well as First Litchfield Leasing Corporation a subsidiary in which the Bank has 80% ownership.  This discussion should be read in conjunction with the consolidated financial statements and the related notes of the Company presented elsewhere herein.

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
The Bank utilizes a loan and lease review and rating process which classifies loans and leases according to the Bank’s uniform classification system in order to identify potential problem loans and leases at an early stage, alleviate weaknesses in the Bank’s lending policies, oversee the individual loan and lease rating system, and ensure compliance with the Bank’s underwriting, documentation, compliance, and administrative policies.  Loans and leases included in this process are considered by management as being in need of special attention because of some deficiency related to the credit or documentation, but which are still considered collectible and performing.  Such attention is intended to act as a preventative measure and thereby avoid more serious problems in the future.

ALLOWANCE FOR LOAN AND LEASE LOSSES: The allowance for loan and lease losses consists of specific, general, and unallocated components.  The specific component relates to loans and leases that are classified as impaired.  For impaired loans and leases, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan or lease is lower than the carrying value of that loan or lease.  The general component covers non-impaired loans and leases and is based on historical loss experience adjusted for qualitative factors.

The Bank makes provisions for loan and lease losses on a quarterly basis as determined by a continuing assessment of the adequacy of the allowance for loan and lease losses.  The Bank performs an ongoing review of loans and leases in accordance with an individual loan and lease rating system to determine the required allowance for loan and lease losses at any given date.  The review of loans and leases is performed to estimate potential exposure to losses. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on an evaluation of the known and inherent risk characteristics and size of the loan and lease portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan and lease loss experience, review of regulatory authority examination reports and evaluations of impaired loans and leases, and other relevant factors.  Loans and leases, including impaired loans and leases, are charged against the allowance for loan and lease losses when management believes that the uncollectibility of principal is confirmed.  Any subsequent recoveries are credited to the allowance for loan and lease losses when received.  In connection with the determination of the allowance for loan and lease losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties, when considered necessary.

Management reassessed the allowance calculation during the third quarter of 2009. As a result of this assessment, loan categories were further segmented. Historical factors were modified to reflect the Company’s loss experience for loan categories for which the Company has had losses in recent years.  Peer data was used for loan categories for which the Company has not experienced any losses in the past several years.  Qualitative factors were reevaluated and additional factors were used to more accurately reflect trends in the portfolio. There were no material changes in loan or lease concentrations that had a significant effect on the allowance for loan and lease losses calculation at December 31, 2009.  In addition, there were no material reallocations of the allowance among different parts of the loan or lease portfolio.  The Company recorded a provision of approximately $3,669,000 for 2009 as compared to a provision of approximately $1,836,000 for 2008.  The increased provision is reflective of specific allocations related to certain impaired or substandard loans. Additionally the increased provision was attributable to the weakness in the economic environment.

OTHER THAN TEMPORARY IMPAIRMENT (“OTTI”): The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investments.  The available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity.  The held-to-maturity portfolio is carried at amortized cost.  Management determines the classification of a security at the time of its purchase.

The Company conducts a periodic review of its investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.  If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported within noninterest income in the consolidated statement of income.

Significant judgment is involved in determining when a decline in fair value is other-than-temporary.  The factors considered by management include, but are not limited to:

•
Whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis, which may be maturity;

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;
•	Adverse conditions specifically related to the security, an industry or a geographic area;
•	The historical and implied volatility of the fair value of the security;
•	The payment structure of the debt security and the likelihood of the issuer being able to make payment that increase in the future;
•	Failure of the issuer of the security to make scheduled interest or principal payments;
•	Any changes to the rating of the security by a rating agency;
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

Adverse changes in the factors used by management to determine if a security is OTTI could lead to additional impairment charges.  Conditions affecting a security that the Company determined to be temporary could become other-than-temporary and warrant an impairment charge.  Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge. During the third and fourth quarters of 2008, the Company recorded OTTI losses totaling $9,422,650 related to the Company’s investments in Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock, and two pooled trust preferred securities.  There have been no OTTI losses during 2009.  The Company adopted the provisions of the FASB guidance issued in April 2009 relating to OTTI during the second quarter of 2009. Adoption of this guidance resulted in the reclassification of $2,511,080 ($1,657,313, net of tax) of non-credit related OTTI to accumulated other comprehensive income (“OCI”) which had previously been recognized as a loss in earnings and is disclosed in Note C - Investment Securities.

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

As of December 31, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets of approximately $5.1 million. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at December 31, 2009. The deferred tax position has been affected by several significant transactions in the past three years. These transactions included other-than-temporary impairment write-offs of certain investments and significant permanent differences between accounting and tax income such as non-taxable municipal security income, which securities have been sold and replaced with assets which will generate taxable income in the future, and certain specific expenditures not expected to reoccur. As a result, the Company is in a cumulative net loss position (pretax income (loss) for a three year period adjusted for permanent items) as of December 31, 2009.  However, under the applicable accounting guidance, the Company has concluded that it is “more likely than not” that the Company will be able to realize its deferred tax assets based on the non-recurring nature of these items and the Company’s expectation of future taxable income.  In the future, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the establishment of a valuation allowance for a portion or all of the deferred tax asset.  The Company will continue to analyze the recoverability of its deferred tax assets quarterly.

FINANCIAL CONDITION

Total assets as of December 31, 2009 were $528,508,917, a decrease of $3,748,690, or ..70% from year-end 2008 total assets of $532,257,607.

The net loan and lease (“loan”) portfolio as of December 31, 2009 totaled $370,617,392 and increased by 1.2% or $4,225,313, from the December 31, 2008 balance of $366,392,079. The volume of loan growth during 2009 was realized primarily in commercial mortgages and leases.  Construction mortgages totaled $19,224,992 as of December 31, 2009 which is a decrease of $18,928,511 or 49.6% over the year-end 2008 balance.  The commercial mortgage portfolio totaled $104,353,804 as of December 31, 2009, increasing $36,898,879 or 54.7% from the year-end 2008 balance of $67,454,925. Growth in commercial mortgages has been in fixed and variable rate products to commercial customers located in our traditional and contiguous markets.  As a complement to the Bank’s commercial lending product line, First Litchfield Leasing Corporation began offering equipment financing leases to middle market companies during 2007.  In 2009, the subsidiary funded over $17 million of loans and leases.  Leases were in amounts ranging from $7,000 to $2,600,000.  Lease receivables were $36,840,994 at December 31, 2009.  Management attributes the increase in the business of the subsidiary to Bank cross sales and, more importantly, to the depth in experience and knowledge of the subsidiary’s management team. As of December 31, 2009, the installment loan portfolio totaled $4,954,486, a decrease of 3.1% from the year-end 2008 balance of $5,113,400.  The decline in this portfolio is related to the amortization of a small pool of consumer auto loans purchased by the Company during 2006.

The securities portfolio totaled $95,426,206 as of December 31, 2009, a decrease of 15.9% from the December 31, 2008 balance of $113,502,751.  The decrease in the portfolio is primarily due to a continued restructuring of the balance sheet towards a more profitable mix of earning assets which is focused on loans and leases rather than investments. In addition, during the year ended December 31, 2008, the Company recorded a loss of $9,422,650 related to the other-than-temporary impairment of the Company’s investments in Freddie Mac and Fannie Mae preferred stock and auction rate securities holding such stock, and two pooled trust preferred securities.  There was no other-than-temporary impairment recorded during the year ended December 31, 2009.  The Company adopted the provisions of the FASB guidance issued in April 2009 relating to OTTI during the second quarter of 2009. Adoption of this guidance resulted in the reclassification of $2,511,080 ($1,657,313, net of tax) of non-credit related OTTI to accumulated OCI which had previously been recognized as a loss in earnings and is disclosed in Note C - Securities to the financial statements.

Cash and cash equivalents totaled $26,798,671, as of December 31, 2009, which was an increase of $17,559,888, or 190.1% compared to the balance of $9,238,783 as of December 31, 2008.  Cash and cash equivalents is comprised of vault cash, Federal funds sold, and  balances at correspondent banks and the Federal Reserve Bank.  The increase in cash and cash equivalents is due to the funds from the investment sales and calls temporarily invested at correspondent banks.

Net premises and equipment totaled $6,964,928 as of December 31, 2009, decreasing by $405,324 from the year-end 2008 balance of $7,370,252. Decreases in premises and equipment during 2009 were primarily related to the disposals of equipment as well as depreciation expense. During 2009, depreciation and amortization of bank premises and equipment totaled $682,248, and purchases totaled $282,257.

Deferred tax assets totaled $5,118,470 as of December 31, 2009, which is an increase of $35,513 from the December 31, 2008 balance of $5,082,957.  Most of the increase was associated with the increase in the allowance for loan and lease losses and decrease in security write downs.

Regulatory prepaid assessments totaled $2,402,661 as of December 31, 2009, which is an increase of $2,332,901 from the December 31, 2008 balance of $69,760.  This increase is the result of the FDIC rule that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009.

Total liabilities were $497,147,789 as of December 31, 2009, a decrease of $2,642,554 from the December 31, 2008 balance of $499,790,343.

Deposits as of December 31, 2009 were $369,170,787, increasing $25,844,163, or 7.53%, from the December 31, 2008 balance of $343,326,624.  Noninterest-bearing demand deposits totaled $82,214,335 as of December 31, 2009, which was a 18.2% increase from the year-end 2008 balance.  Savings deposits totaled $62,810,282, which was an increase of $4,227,906, or 7.2% from the December 31, 2008 balance.  Growth in savings deposits was due to increases in traditional savings products including a business savings account.  Additionally contributing to the growth in savings deposits was the popularity of the Bank’s health savings accounts (HSA). Money market deposits totaled $81,376,897, which was a decrease of $11,708,229, or 12.6% from the December 31, 2008 balance of $93,085,126.  Higher balances held for the Bank’s trust customers also contributed to the increase in deposits.  Time certificates of deposit totaled $142,769,273 as of December 31, 2009, which was an increase of 16.9%, or $20,658,412 from year-end 2008.  The increase in time deposits is reflective of the customers’ desire for yield and the shifting of money market deposits into short term certificates of deposit.  Additionally, there has been growth in the Bank’s CDARs deposits, which provide customers with FDIC deposit insurance beyond the $250,000 limit.  As of December 31, 2009 and 2008, CDARs deposits totaled $20,463,000 and $15,902,000, respectively.

As of December 31, 2009, Federal Home Loan Bank (FHLBB) advances totaled $69,000,000 as compared to $81,608,000 as of December 31, 2008.  At December 31, 2009, borrowings under repurchase agreements totaled $43,115,947, a decrease of $1,556,624 from the year-end 2008 balance of $44,672,571. As of December 31, 2009 and 2008, included in repurchase agreements was $20,615,947 and $18,222,571, respectively, of balances in the overnight investment product offered to the Bank’s commercial and municipal cash management customers.  At December 31, 2009, total borrowings under repurchase agreements with financial institutions and FHLBB advances totaled $91,500,000 compared to the balance of $108,058,000 at December 31, 2008.  As of December 31, 2009 and 2008, obligations under subordinated debt totaled $10,104,000.  The subordinated debt represents the Company’s liability for junior subordinated notes with regard to First Litchfield Statutory Trust I and II, which were issued in 2003 and 2006, respectively.  At year-end 2009 and 2008, the ratio of borrowed funds to total assets were 23.3% and 26.1%, respectively.

There were no collateralized borrowings as of December 31, 2009.  Collateralized borrowings totaled $1,375,550 as of December 31, 2008.  The borrowings were related to participation agreements for the sale of loans that included provisions for the Bank to repurchase the loans at its future discretion, and therefore, disqualifying the classification of these loans as sold.

RESULTS OF OPERATIONS - 2009 COMPARED TO 2008

Net interest income is the single largest source of the Company’s income.  Net interest income is determined by several factors and is defined as the difference between interest and dividend income from earning assets, primarily loans, leases and investment securities, and interest expense on deposits and borrowed money.

For the year ended December 31, 2009, the Company reported a net loss available to common shareholders of $1,758,375 as compared to a net loss of $4,516,773 for the same period in 2008.  Basic and diluted loss per common share for the year ended December 31, 2009 was $0.75, compared to basic and diluted loss per common share of $1.92 for the year ended December 31, 2008.  The decrease in net loss available to common shareholders is due primarily to the loss on available-for-sale securities in 2008 which did not occur in 2009, partially offset by increases in the provision for loans and lease losses, loss due to dishonored items, and increases in other noninterest expenses.  The net loss in 2008 is due primarily to the OTTI write-down on Freddie Mac and Fannie Mae preferred stock/auction rate securities holding such stock, and two trust preferred debt securities, recorded during the year. The net after tax effect of these charges reduced 2008 earnings by $6,218,949.

The Company’s return on average shareholders’ equity totaled (8)% for 2009 versus (28)% for 2008.

Net Interest Income

Net interest income for the year of 2009 totaled $15,330,939, an increase of 2.62% or $391,354, from 2008.  See “Rate/Volume Analysis” below for a description of the various factors that impacted net interest income.  Average earning assets, which represent the Company’s balance in loans, leases, investment securities and Federal funds sold, totaled $500 million for 2009, which was a .60% increase over the 2008 average of $497 million. Additionally, the change in the composition of earning assets was significant.  Average loans and leases increased from $346,113,000 and 70% of average earning assets in 2008 to $385,949,000 and 77% of the average earning assets in 2009.  The loan and lease growth was realized in the commercial lending, leasing and mortgage portfolios and was funded primarily by growth in savings and money market deposits as well as increases in borrowed money.

Net interest income on a fully tax-equivalent basis is comprised of the following for the years ended December 31,

	2009	2008
Interest and dividend income	$25,038,819	$28,188,882
Tax-equivalent adjustments (1)	344,541	618,353
Interest expense	(9,707,880)	(13,249,297)
Net interest income	$15,675,480	$15,557,938

(1) Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

The following table presents on a tax-equivalent basis, the Company’s average balance sheet amounts (computed on a daily basis), net interest income, interest rates, interest spread, and net interest margin for the years ended December 31, 2009 and 2008.  Average loans outstanding include nonaccrual loans.  Interest income is presented on a tax-equivalent basis, which reflects a federal tax rate of 34% for all periods presented.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

	2009			2008
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-Earning Assets:
Loans and leases	$385,949,000	$21,430,925	5.55%	$346,113,000	$21,593,992	6.24%
Investment securities	100,100,000	3,887,857	3.88%	141,356,000	6,992,756	4.95%
Other interest-earning assets	13,591,000	64,578	0.48%	9,187,000	220,487	2.40%

Total interest-earning assets	499,640,000	25,383,360	5.08%	496,656,000	28,807,235	5.80%

Allowance for loan and
lease losses	(4,341,000)			(2,214,000)
Cash and due from banks	26,666,000			10,899,000
Premises and equipment	7,192,000			7,533,000
Net unrealized losses on
securities	(751,000)			(3,629,000)
Foreclosed real estate	282,000			-
Other assets	19,144,000			17,832,000

Total Average Assets	$547,832,000			$527,077,000

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Savings deposits	$66,725,000	$315,406	0.47%	$58,788,000	$609,306	1.04%
Money Market deposits	85,412,000	715,142	0.84%	83,116,000	1,563,305	1.88%
Time deposits	146,835,000	3,575,012	2.43%	132,813,000	4,907,151	3.69%
Borrowed funds	136,543,000	5,102,320	3.74%	152,108,000	6,169,535	4.06%

Total interest-bearing liabilities	435,515,000	9,707,880	2.23%	426,825,000	13,249,297	3.10%

Demand deposits	72,611,000			68,864,000
Other liabilities	6,887,000			5,128,000
Shareholders’ Equity	32,819,000			26,260,000

Total liabilities and equity	$547,832,000			$527,077,000

Net interest income		$15,675,480			$15,557,938
Net interest spread			2.85%			2.70%
Net interest margin			3.14%			3.13%

Rate/Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes for the year ended December 31, 2009 when compared to the year ended December 31, 2008 in net interest income arising from changes in interest rates and from changes in asset and liability volume.  The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

	2009 Compared to 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest earned on:
Loans and leases	$2,345,587	$(2,508,654)	$(163,067)
Investment securities	(1,788,321)	(1,316,578)	(3,104,899)
Other interest-earning assets	73,983	(229,892)	(155,909)
Total interest-earning assets	631,249	(4,055,124)	(3,423,875)

Interest paid on:
Deposits	579,823	(3,054,025)	(2,474,202)
Borrowed money	(603,234)	(463,981)	(1,067,215)
Total interest-bearing liabilities	(23,411)	(3,518,006)	(3,541,417)
Increase (decrease) in net interest income	$654,660	$(537,118)	$117,542

Tax equivalent net interest income for 2009 increased $117,542 or .76% from 2008.  The increase in net interest income was due to increased margin resulting mainly from decreased funding costs in 2009.  The 2009 net interest margin (net interest income divided by average earning assets) increased from the previous year’s level of 3.13% by 1 basis point to 3.14%.  Interest income on average earning assets for 2009 totaled $25,383,360, which was a decrease of 11.89%, or $3,423,875 from 2008 interest income on average earning assets of $28,807,235.  Interest expense totaled $9,707,880 for 2009, which was a decrease of $3,541,417 or 26.7% from 2008.

As shown in the Rate/Volume Analysis above, the increase in net interest income was impacted by the decrease in funding costs.  The 2009 yield on average earning assets was 5.08% which was a decrease of 72 basis points from the 2008 yield of 5.80%.  The related interest cost from average interest-bearing liabilities was 2.23% which was a decrease of 87 basis points from the 2008 cost of 3.10%.  The decrease in costs is attributed to the decreases in short-term rates in the current interest rate environment.

Additionally, mitigating the overall decrease in yield on earning assets was the additional yield and income resulting from the changes in the earning asset mix. As shown in the Rate/Volume Analysis above, the increase in net interest income due to volume totaled $631,249.  This increase is due to interest income on loans which increased by $2,345,587 reflecting increased volume in the loan portfolio which, on average, was $39.8 million higher than 2008 and a decrease of $1,788,321 due to the volume of the investment portfolio.  In addition, the cost of funding declined by $23,411 due to reductions in the volume of interest bearing liabilities, resulting in a $654,660 net increase from volume considerations. Funding through borrowed money averaged $136,543,000 which was a decrease of $15,565,000, or 10.2% from the 2008 average.

 Noninterest Income (Loss)

Noninterest income for 2009 totaled $4,455,358, which is a difference of $9,817,463, or 183.1% from 2008 noninterest loss of $5,362,105. The 2008 noninterest loss largely reflected OTTI charges of $9,422,650 related to the OTTI write downs of the Bank’s investments in Freddie Mac and Fannie Mae preferred stock and auction rate securities holding such stock and two pooled trust preferred securities. There were no similar writedowns during 2009. During 2009, the Company sold $79 million of available-for-sale securities.  The purpose of these sales was to decrease interest rate risk, improve balance sheet liquidity, and reduce price volatility.  The net gains from these sales totaled $465,737.  During 2008, available-for-sale securities were sold for the purpose of enhancing credit quality, shortening the duration of the portfolio, and to deleverage the balance sheet. These sales resulted in net gains totaling $537,790.

Other areas of noninterest income also contributed to the change from 2008 results.  Service charges and fee income totaled $1,614,064, compared to 2008 income of $1,543,519. The increase from 2008 levels is a result of revenue opportunities from deposit accounts and cash management services.

During 2009, the Company sold residential mortgages in the secondary market which resulted in gains on sales of loans totaling $578,714 compared to sales transacted during 2008 which resulted in gains totaling $41,541.  Included in those sales was a sale of 94 mortgages totaling $13 million executed during the third quarter of 2009.  These sales were transacted with the purpose of reducing interest rate risk and improving the Company’s liquidity position.

Other noninterest income totaled $173,806 at December 31, 2009, as compared to $241,423 at December 31, 2008.  The decrease is primarily related to the decline in retail investment income due to the weakened economy.

Noninterest Expenses

Noninterest expenses totaled $18,274,373 in 2009, an increase of 19.1%, or $2,934,224, from 2008 noninterest expenses of $15,340,149.  The increase in noninterest expense is due to higher costs in legal fees, FDIC assessments, computer services, commissions, services and fees, loss due to dishonored items, and other noninterest expenses.

Legal fees totaled $533,130 for 2009 which was an increase of $226,126 or 73.7% from 2008 legal fees of 307,004.  This increase is the result of increased collection fees and merger related expenses.  Regulatory assessments which totaled $1,127,899 for 2009 was an increase of $807,100 or 251.6% over the 2008 costs of $320,799 primarily due to increased premiums and the 2009 special assessment.  Exam and audit fees totaled $804,600 for 2009 which was an increase of $440,443 or 121% from 2008.  Much of this increase is the result of hiring consultants for Sarbanes Oxley compliance audit services.  Computer services costs totaled $1,123,942 for 2009 which was an increase of $95,736, or 9.3% from 2008 costs of $1,028,206.   This increase is primarily due to vendor credits from the Bank’s core processor which were used during 2008.  Commissions, services and fees expenses totaled $589,923, increasing $193,873, from 2008.  The majority of this expense for 2009 was advice and consulting relating to corporate initiatives, investment and interest rate risk, lending, trust, retail and personnel.  Also, during 2009 the Company created an accrual of $768,583 related to the dishonor of fraudulent items; there were no comparable items in 2008.  No further losses related to these items are anticipated.  Other real estate owned expenses totaled $228,127 for 2009, which includes the loss on sale of other real estate owned property of $102,180.  There was no other real estate owned as of December 31, 2008.  Other noninterest expenses totaled $1,522,438 and increased 38.2% over the 2008 expenses.  This expense includes costs for travel, contributions, and insurance.

Nonaccrual, Past Due, Restructured Loans and Leases and Other Real Estate Owned

The Bank’s nonaccrual loans and leases (“loans”), other real estate owned (“OREO”), and loans and leases past due in excess of ninety days and accruing interest at December 31, 2005 through 2009 are presented below.

	December 31,
	2009	2008	2007	2006	2005

Nonaccrual loans and leases	$12,507,467	$5,639,735	$2,959,074	$1,504,551	$273,330
Other real estate owned (OREO)	312,000	-	-	-	-
Total nonperforming assets	$12,819,467	$5,639,735	$2,959,074	$1,504,551	$273,330

Loans and leases past due in excess of
90 days and accruing interest	$9,653	$19,603	$3,111	$343	$4,884

The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal or interest, or when, in the judgment of management, collectibility of the loan, lease or loan interest become uncertain.  When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income.  Subsequent recognition of income occurs only to the extent payments are received subject to management’s assessment of the collectibility of the remaining principal and interest.  The accrual of interest on loans and leases past due 90 days or more, including impaired loans and leases, may be continued when the value of the loan’s or lease’s collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan or lease, and the loan or lease is in the process of collection.  A nonaccrual loan or lease is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.  A loan or lease is classified as a “troubled debt restructured” loan or lease when certain concessions have been made to the original contractual terms, such as reduction of interest rates or deferral of interest or principal payments, due to the borrower’s financial condition. OREO is comprised of properties acquired through foreclosure proceedings and acceptance of a deed in lieu of foreclosure.  These properties are carried at the lower of cost or fair value less estimated costs of disposal.  At the time these properties are obtained, they are recorded at fair value with any difference between carrying value and fair value reflected as a direct charge against the allowance for loan and lease losses which establishes a new cost basis.  Any subsequent declines in value are charged to income with a corresponding adjustment to the allowance for foreclosed real estate.  Revenue and expense from the operation of foreclosed real estate and changes in the valuation allowance are included in operations.  Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value.  Upon disposition, gains and losses, to the extent they exceed the corresponding valuation allowance, are reflected in the statement of operations.

At December 31, 2009 and 2008, there were no loans that were considered as “troubled debt restructurings.”

Had the nonaccrual loans and leases performed in accordance with their original terms, gross interest income for the years ended December 31, 2009 and 2008 would have increased by approximately $365,000 and $163,000, respectively.

The Bank considers all nonaccrual loans and leases, other loans and leases past due 90 days or more based on contractual terms, and troubled debt restructured loans and leases to be impaired.  A loan or lease is considered impaired when it is probable that the Bank will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan or lease agreement.  When a loan or lease is impaired, impairment is measured using (1) the present value of expected future cash flows of the impaired loan or lease discounted at the loan’s or lease’s original effective interest rate; (2) the observable market price of the impaired loan or lease; or (3) the fair value of the collateral of a collateral-dependent loan or lease.  When a loan or lease has been deemed to have impairment, a valuation allowance is established for the amount of impairment.

The following table summarizes the Bank’s OREO, past due, and nonaccrual loans and leases, and non-performing assets as of December 31, 2009, 2008, 2007, 2006 and 2005.

	December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans and leases	$12,507,467	$5,639,735	$2,959,074	$1,504,551	$273,330
Other real estate owned	312,000	-	-	-	-
Total non-performing assets	$12,819,467	$5,639,735	$2,959,074	$1,504,551	$273,330
Loans and leases past due in excess of ninety days
and accruing interest	$9,653	$19,603	$3,111	$343	$4,884
Ratio of non-performing assets to total loans,
leases and OREO	3.41%	1.52%	0.90%	0.51%	0.11%
Ratio of non-performing assets and loans and
leases past due in excess of ninety days accruing
interest to total loans, leases and OREO	3.41%	1.53%	0.90%	0.51%	0.11%
Ratio of allowance for loan and lease losses to total
loans and leases	1.61%	1.00%	0.65%	0.71%	0.73%
Ratio of allowance for loan and lease losses to
non-performing assets and loans and leases in excess of
ninety days past due and accruing interest	47.30%	65.36%	72.64%	139.95%	632.47%
Ratio of non-performing assets, loans and leases
in excess of ninety days past due and accruing interest
to total shareholders' equity	41.15%	17.46%	10.46%	5.74%	1.07%

Total non-performing assets increased by $7,179,732, or 127.31%, to $12,819,467 at December 31, 2009, from $5,639,735 at December 31, 2008.  The increase in non-performing assets from year-end 2008 is due mostly to the addition of a small number of mid-size mortgages and commercial loans and leases during 2009.  Additionally, as of December 31, 2009 there was approximately $94,000 in purchased sub-prime consumer loans included in nonperforming loans which was a decrease of $76,000 from December 31, 2008.  As of December 31, 2009 and 2008, loans and leases past due in excess of ninety days and accruing interest totaled $9,653 and $19,603, respectively.

Total non-performing assets represented 3.41% of total loans, leases, and other real estate owned at year-end December 31, 2009 compared to 1.52% at year-end 2008.  The allowance for loan and lease losses as of December 31, 2009 was 1.61% of total loans and leases, as compared to the level from 2008 when the allowance was approximately 1.00% of total loans and leases.  The allowance for loan and lease losses was equivalent to 47.30% of nonaccrual loans and leases at December 31, 2009, as compared to 65.36% at December 31, 2008.  The decrease in the coverage ratio is a result of increased level of non-performing assets at year end 2009.

Potential Problem Loans and Leases

As of December 31, 2009, there were no potential problem loans or leases not disclosed above which cause management to have serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms.

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses for the years ended December 31, 2005 through 2009.  The allowance is maintained at a level consistent with the identified loss potential and the perceived risk in the portfolio.

	(Dollar Amounts in Thousands)
	December 31,
	2009	2008	2007	2006	2005

Balance, at beginning of period	$3,699	$2,152	$2,106	$1,760	$1,390
Loans and Leases charged-off:
Commercial and Real Estate	541	90	16	-	37
Installment loans	1,118	287	160	96	60
	1,659	377	176	96	97
Recoveries on loans and leases charged-off:
Commercial and Real Estate	-	-	-	1	81
Installment loans	359	88	18	21	44
	359	88	18	22	125
Net loan charge-offs/(recoveries)	1,300	289	158	74	(28)
Provisions charged to operations	3,669	1,836	204	420	342
Balance, at the end of period	$6,068	$3,699	$2,152	$2,106	$1,760
Ratio of net charge-offs/(recoveries) during the period
to average loans and leases outstanding during the period	0.35%	0.08%	0.05%	0.03%	-0.01%
Ratio of allowance for loan and lease losses
to total loans and leases	1.61%	1.00%	0.65%	0.71%	0.73%

During 2009, net charge-offs totaled $1,300,000, which is an increase of $1,011,000 from 2008 net charge-offs of $289,000.  The increase in net charge-offs was due to a higher level of net charge-offs in the installment loan portfolio.  During 2009 and 2008, the Bank experienced higher levels of charge-offs, which were primarily related to a pool of subprime consumer auto loans the Bank purchased during 2006.  Net charge-offs totaled $759,000 from installment loans in 2009 increasing from $199,000 in 2008.  The increased level of net charge-offs is related to losses on loans whereby the collateral asset value was considerably less than the loan amount.

The following table reflects the allowance for loan and lease losses as of December 31, 2009, 2008, 2007, 2006, and 2005.

	Analysis of Allowance for Loan and Lease Losses
	(Amounts in thousands)
	December 31,
Loans and
Leases by Type	2009		2008		2007		2006		2005
	Allocation	Percentage	Allocation	Percentage	Allocation	Percentage	Allocation	Percentage	Allocation	Percentage
	of Allowance	of Loans	of Allowance	of Loans	of Allowance	of Loans	of Allowance	of Loans	of Allowance	of Loans
	for Loan and	in each	for Loan and	in each	for Loan and	in each	for Loan and	in each	for Loan and	Each
	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category
		to Total		to Total		to Total		to Total		to Total
		Loans		Loans		Loans		Loans		Loans

Commercial	$972	10.95%	$981	12.52%	$317	10.23%	$204	9.13%	$357	8.73%
Real Estate
Construction	406	5.11%	570	10.32%	231	10.58%	480	10.36%	224	11.79%
Residential	1,894	45.05%	1,068	52.13%	863	57.61%	769	59.97%	411	60.26%
Commercial	2,315	27.75%	678	18.26%	465	16.94%	401	18.05%	518	17.40%
Installment	106	1.32%	210	1.38%	180	1.98%	181	2.43%	54	1.79%
Other	112	0.02%	18	0.03%	16	0.03%	17	0.06%	38	0.03%
Commercial
Leases	263	9.80%	174	5.36%	80	2.63%	-	-	-	-
Unallocated	-	-	-	-	-	-	54	-	158	-
Total	$6,068	100%	$3,699	100%	$2,152	100%	$2,106	100%	$1,760	100%

The unallocated portion of the allowance in 2005 and 2006 reflects management’s estimate of probable but unconfirmed losses inherent in the portfolio.  Such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

LIQUIDITY

Management’s objective is to ensure continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of fluctuations in loan and lease demand and the level of total deposits.  Accordingly, the Bank has a liquidity policy that provides flexibility to meet cash needs.  The liquidity objective is achieved through the maintenance of readily marketable investment securities as well as a balanced flow of asset maturities, and prudent pricing on loan, lease, and deposit products.  Management believes that the liquidity is adequate to meet the Company’s future needs.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”), which provides credit to its member banks.  This enhances the liquidity position of the Bank by providing a source of available overnight as well as short-term borrowings. Additionally, borrowings through repurchase agreements, federal funds, and the sale of mortgage loans in the secondary market are available to fund short-term cash needs.  The Company is aware of recent news and FHLB member bank press releases regarding the financial strength of the FHLB system.  The Company is actively monitoring its ability to borrow from the FHLB Bank of Boston and has determined additional sources of liquidity as part of the aforementioned liquidity policy.

SHORT-TERM BORROWINGS

The following information relates to the Bank’s short-term borrowings at the Federal Home Loan Bank for the years ended December 31:

	2009	2008
Balance at December 31,	$-	$1,608,000
Maximum Month-End Borrowings	21,028,000	17,300,000
Average Balance	4,848,627	4,156,000
Average Rate at Year-End	0.00%	0.46%
Average Rate during the Period	0.28%	1.73%

The following information relates to the Bank’s short-term repurchase agreements with customers for the years ended December 31:

	2009	2008
Balance at December 31,	$20,615,947	$18,222,571
Maximum Month-End Borrowings	27,035,493	23,151,139
Average Balance	20,484,434	13,499,884
Average Rate at Year-End	0.68%	1.42%
Average Rate during the Period	0.99%	1.93%

OFF-BALANCE SHEET ARRANGEMENTS

See Note Q on page F-36 of the consolidated financial statements for the disclosure of off-balance sheet arrangements.

CAPITAL

At December 31, 2009, total shareholders’ equity was $31,361,128 compared to $32,467,264 at December 31, 2008.  From a regulatory perspective, the Bank’s capital ratios place the Bank in the well-capitalized categories under applicable regulations.  The various capital ratios of the Company and the Bank are as follows as of December 31, 2009:

	Minimum
	Regulatory
	Capital Level	The Company	The Bank

Tier 1 leverage capital ratio	4%	7.34%	7.02%

Tier 1 risk-based capital ratio	4%	10.25%	9.83%

Total risk-based capital ratio	8%	11.50%	11.09%

Included in the Company’s capital used to determine these ratios at December 31, 2009 and December 31, 2008 is $9.8 million related to the Company’s investment in First Litchfield Statutory Trust I and First Litchfield Statutory Trust II, which is recorded as subordinated debt in the Company’s balance sheets at December 31, 2009 and 2008, respectively.  Trust preferred securities are currently considered regulatory capital for purposes of determining the Company’s Tier I capital ratios.  On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company’s banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, stricter limitations.  The Company has until March 31, 2011, (previously March 31, 2009), to meet the new limitations.  Management does not believe these final rules will have a significant impact on the Company.  On December 12, 2008, the Company participated in the United States Department of the Treasury’s Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP” also known as TARP capital), and issued $10,000,000 of cumulative perpetual preferred stock with a common stock warrant attached to the U. S. Treasury.  The Company’s purpose in participating in the TARP CPP was to insure that the Company and the Bank maintained their well-capitalized status given the uncertain economic environment.

On December 12, 2008, under the TARP CPP, the Company sold 10,000 shares of senior preferred stock to the U.S. Treasury, having a liquidation amount equal to $1,000 per share, or $10,000,000.  Although the Company was well-capitalized under regulatory guidelines, the Board of Directors believed it was advisable to take advantage of the TARP CPP to raise additional capital to ensure that during these uncertain times, the Company is well-positioned to support its existing operations as well as anticipated future growth.  Additional information concerning the TARP CPP is included in the Company’s 2008 Form 10-K/A Amendment Number One, as filed with the Securities Exchange Commission on April 23, 2009.

The Company expects that it (and the banking industry as a whole) may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past.  In addition, as the cumulative dividend rate on the senior preferred stock issued in the TARP CPP increases from 5% to 9% in 2013, the Company will incur increased capital costs if the senior preferred stock is not redeemed at, or prior to, that time. Therefore, in addition to maintaining higher levels of capital, the Company’s capital structure may be subject to greater variation over the next few years than has been true historically.

INCOME TAXES

The income tax benefit for 2009 totaled $1,083,354 in comparison to income tax benefit of $3,112,459 in 2008.  The change in income tax benefit between 2009 and 2008 is due to the pretax loss in 2008, as a result of the OTTI charges during the year.  The effective tax rates for 2009 and 2008 were (50) % and (41) %, respectively.  Also, in both years, provisions for income taxes included the tax benefit related to income associated with Litchfield Mortgage Service Corporation (“LMSC”), which was formed by the Bank in 2000.  The income from LMSC is considered passive investment income pursuant to Connecticut law, under which LMSC was formed and is operating, and is not subject to state taxes which resulted in no state tax expense for all years.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and related notes thereto presented elsewhere herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative value of money over time due to inflation.  Unlike many industrial companies, most of the assets and virtually all of the liabilities of the Company are monetary in nature.  As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation.  Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the registrant is not an accelerated filer or large accelerated filer.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Information

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2009 and 2008	F-3

Consolidated Statements of Changes in Shareholders’ Equity for the
Years Ended December 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2009 and 2008	F-5 to F-6

Notes to Consolidated Financial Statements	F-7 to F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Litchfield Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of First Litchfield Financial Corporation and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Litchfield Financial Corporation and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for their endorsement split-dollar life insurance arrangements in 2008 and noncontrolling interest in 2009 upon the adoption of new accounting pronouncements.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” and accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

 New Haven, Connecticut
 March 31, 2010

CONSOLIDATED BALANCE SHEETS
As of December 31,	2009	2008

ASSETS
Cash and due from banks	$26,520,349	$9,238,320
Interest-bearing accounts due from banks	278,322	463
CASH AND CASH EQUIVALENTS	26,798,671	9,238,783
Securities:
Available for sale securities, at fair value	95,411,705	113,486,201
Held to maturity securities (fair value $14,920-2009 and $16,553-2008)	14,501	16,550
TOTAL SECURITIES	95,426,206	113,502,751

Federal Home Loan Bank stock, at cost	5,427,600	5,427,600
Federal Reserve Bank stock, at cost	225,850	225,850
Other restricted stock, at cost	105,000	100,000
Loans held for sale	80,000	1,013,216

Loan and lease receivables, net of allowance for loan and lease losses of $6,068,108 –2009 and $3,698,820 –2008
NET LOANS AND LEASES	370,617,392	366,392,079
Premises and equipment, net	6,964,928	7,370,252
Foreclosed real estate	312,000	-
Deferred income taxes	5,118,470	5,082,957
Accrued interest receivable	1,665,569	2,262,918
Cash surrender value of insurance	10,809,172	10,416,651
Due from broker for security sales	132,000	9,590,823
Regulatory prepaid assessment	2,402,661	69,760
Other assets	2,423,398	1,563,967

TOTAL ASSETS	$528,508,917	$532,257,607
LIABILITIES	-
Deposits:
Noninterest-bearing	$82,214,335	$69,548,261
Interest-bearing	286,956,452	273,778,363
TOTAL DEPOSITS	369,170,787	343,326,624

Federal Home Loan Bank advances	69,000,000	81,608,000
Repurchase agreements with financial institutions	22,500,000	26,450,000
Repurchase agreements with customers	20,615,947	18,222,571
Junior subordinated debt issued by unconsolidated trust	10,104,000	10,104,000
Collateralized borrowings	-	1,375,550
Capital lease obligation	1,046,581	1,065,563
Due to broker for security purchases	-	12,994,945
Accrued expenses and other liabilities	4,710,474	4,643,090

TOTAL LIABILITIES	497,147,789	499,790,343

Commitments and contingencies

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock $.00001 par value; 1,000,000 shares authorized
2009 - 10,000 shares issued and outstanding
2008 - 10,000 shares issued and outstanding	-	-
Common stock $.01 par value; 5,000,000 shares authorized
2009 - Issued – 2,506,622 shares, outstanding – 2,356,875 shares
2008 - Issued – 2,506,622 shares, outstanding – 2,356,875 shares	25,046	25,038
Additional paid-in capital	37,952,965	37,892,831
Accumulated deficit	(3,662,694)	(3,325,920)
Less: Treasury stock at cost- 149,747 as of 12/31/09 and 12/31/08	(1,154,062)	(1,154,062)
Accumulated other comprehensive loss, net of taxes	(1,987,480)	(1,024,498)
TOTAL FIRST LITCHFIELD FINANCIAL CORPORATION
SHAREHOLDERS’ EQUITY	31,173,775	32,413,389

NONCONTROLLING INTERESTS	187,353	53,875

TOTAL EQUITY	31,361,128	32,467,264

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$528,508,917	$532,257,607

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,	2009	2008

INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$21,417,284	$21,579,957
Interest and dividends on securities:
Mortgage-backed securities	2,258,412	3,320,225
US Treasury and other securities	461,864	1,580,125
State and municipal securities	696,590	1,118,924
Trust Preferred and other securities	140,091	369,164
Total interest on securities	3,556,957	6,388,438
Other interest income	64,578	220,487
TOTAL INTEREST AND DIVIDEND INCOME	25,038,819	28,188,882
INTEREST EXPENSE
Interest on deposits:
Savings	315,406	609,306
Money market	715,142	1,563,305
Time certificates of deposit	3,575,012	4,907,151
TOTAL INTEREST ON DEPOSITS	4,605,560	7,079,762
Interest on Federal Home Loan Bank advances	3,458,158	3,970,574
Interest on repurchase agreements	1,014,154	1,430,176
Interest on subordinated debt	515,153	606,396
Interest on collateralized borrowings	58,837	105,393
Interest on capital lease obligation	56,018	56,996
TOTAL INTEREST EXPENSE	9,707,880	13,249,297
NET INTEREST INCOME	15,330,939	14,939,585
PROVISION FOR LOAN AND LEASE LOSSES	3,669,209	1,836,299
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,661,730	13,103,286
NONINTEREST INCOME (LOSS)
Banking service charges and fees	1,614,064	1,543,519
Trust	1,230,515	1,300,162
Gains (losses) from sales and impairment of available for sale securities	465,737	(8,884,860)
Increase in cash surrender value of life insurance	392,522	396,110
Gains on sale of loans	578,714	41,541
Other	173,806	241,423
TOTAL NONINTEREST INCOME (LOSS)	4,455,358	(5,362,105)
NONINTEREST EXPENSE
Salaries	6,582,013	6,670,676
Employee benefits	1,818,638	1,731,064
Net occupancy	1,206,163	1,233,420
Equipment	570,817	613,878
Exam and audit fees	804,600	364,157
Legal fees	533,130	307,004
Directors fees	178,725	198,400
Computer services	1,123,942	1,028,206
Computer software	298,814	280,786
Supplies	175,146	193,217
Consulting services and fees	589,923	396,050
Postage	156,140	149,864
Telephone	183,647	161,003
Advertising	405,628	589,733
Regulatory assessments	1,127,899	320,799
Loss due to dishonored items	768,583	-
Other real estate owned expenses	228,127	-
Other	1,522,438	1,101,892
TOTAL NONINTEREST EXPENSE	18,274,373	15,340,149
LOSS BEFORE INCOME TAXES	(2,157,285)	(7,598,968)
BENEFIT FOR INCOME TAXES	(1,083,354)	(3,112,459)
NET LOSS BEFORE NONCONTROLLING INTEREST	(1,073,931)	(4,486,509)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(133,478)	(3,875)
NET LOSS	(1,207,409)	(4,490,384)
DIVIDENDS AND ACCRETION ON PREFERRED SHARES	550,966	26,389
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,758,375)	$(4,516,773)
LOSS PER COMMON SHARE
BASIC NET LOSS PER COMMON SHARE	$(0.75)	$(1.92)
DILUTED NET LOSS PER COMMON SHARE	$(0.75)	$(1.92)
DIVIDENDS PER COMMON SHARE	$0.10	$0.60
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Retained		Accumulated
				Additional	Earnings		Other	Total
	Noncontrolling	Preferred	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Shareholders'
	Interests	Stock	Stock	Capital	Deficit)	Stock	Loss	Equity

Balance, December 31, 2007	$50,000	$-	$25,012	$27,858,841	$2,623,110	$(926,964)	$(1,267,387)	$28,362,612
Adoption of Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split Dollar Arrangements as of January 1, 2008	-	-	-	-	(12,272)	-	-	(12,272)
Comprehensive income (loss):
Net income (loss)	3,875	-	-	-	(4,490,384)	-	-	(4,486,509)
Other comprehensive income (loss), net of taxes:
Net unrealized holding gain (loss) on
available for sale securities	-	-	-	-	-	-	927,584	927,584
Net actuarial loss and prior service
cost for pension benefits							(684,695)	(684,695)
Other comprehensive income								242,889
Total comprehensive loss								(4,243,620)
Cash dividends declared: $0.60 per share	-	-	-	-	(1,416,888)	-	-	(1,416,888)
Preferred stock dividends	-	-	-	-	(26,389)	-	-	(26,389)
Purchase of treasury shares	-	-	-	-	-	(227,098)	-	(227,098)
Stock options exercised - 1,893 shares	-	-	19	20,463	-	-	-	20,482
Tax benefit on stock options exercised	-	-	-	2,025	-	-	-	2,025
Restricted stock grants and expense	-	-	7	8,405	-	-	-	8,412
Issuance of preferred stock and warrants	-	-	-	10,000,000	-	-	-	10,000,000
Accretion of discount on preferred stock	-	-	-	3,097	(3,097)	-	-	-
Balance, December 31, 2008	$53,875	$-	$25,038	$37,892,831	$(3,325,920)	$(1,154,062)	$(1,024,498)	$32,467,264
Comprehensive income (loss):
Net income (loss)	133,478	-	-	-	(1,207,409)	-	-	(1,073,931)
Other comprehensive income (loss), net of taxes:
Net unrealized holding gain on available
for sale securities	-	-	-	-	-	-	224,628	224,628
Non-credit portion of net unrealized
holding gain on other-than-temporarily
impaired available for sale securities	-	-	-	-	-	-	250,408	250,408
Net unrealized holding gain on cash
flow hedges	-	-	-	-	-	-	77,580	77,580
Net actuarial gain and prior service
cost for pension benefits	-	-	-	-	-	-	141,715	141,715
Other comprehensive income								694,331
Total comprehensive loss								(379,600)
Adjustment to adopt Other-than-Temporary Impairment guidance (net of $853,767 tax effect)	-	-	-	-	1,657,313	-	(1,657,313)	-
Cash dividends declared: $0.10 per share	-	-	-	-	(235,712)	-	-	(235,712)
Restricted stock grants and expense	-	-	8	9,168	-	-	-	9,176
Preferred stock dividends	-	-	-	-	(500,000)	-	-	(500,000)
Accretion of discount on preferred stock	-	-	-	50,966	(50,966)	-	-	-
Balance, December 31, 2009	$187,353	$-	$25,046	$37,952,965	$(3,662,694)	$(1,154,062)	$(1,987,480)	$31,361,128

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,207,409)	$(4,490,384)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Net income attributable to noncontrolling interest	133,478	3,875
Amortization of discounts and premiums on investment
securities, net	360,856	146,828
Provision for loan and lease losses	3,669,209	1,836,299
Depreciation and amortization	682,248	734,020
Deferred income taxes	(393,200)	(3,868,274)
Loss on impairment write-down of available for sale securities	-	9,422,650
Gains on sales of available for sale securities	(465,737)	(537,790)
Loss on sale of foreclosed real estate	102,180	-
Loans originated for sale	(16,292,029)	(4,225,152)
Proceeds from sales of loans held for sale	30,179,786	3,232,832
Gains on sales of loans held for sale	(578,714)	(41,541)
Losses on sales of repossessed assets	185,865	32,024
Losses on disposals of bank premises and equipment	1,876	2,188
Stock based compensation	9,176	8,412
Decrease in accrued interest receivable	597,349	346,688
(Increase) decrease in other assets	(593,766)	884,218
Increase in prepaid regulatory insurance	(2,332,901)	-
Increase in cash surrender value of life insurance	(392,521)	(396,111)
Increase in deferred loan origination costs	(76,779)	(116,571)
Decrease in accrued expenses and other liabilities	(283,199)	(292,494)
Net cash provided by operating activities	13,305,768	2,681,717

CASH FLOWS FROM INVESTING ACTIVITIES
Available for sale securities:
Proceeds from maturities and principal payments	28,489,665	45,521,948
Purchases	(92,386,620)	(77,949,889)
Proceeds from sales	79,259,963	43,699,152
Held to maturity mortgage-backed securities:
Proceeds from maturities and principal payments	2,049	17,635
Purchase of restricted stock	(5,000)	(5,000)
Purchase of Federal Home Loan Bank stock	-	(360,200)
Net increase in loans and leases	(21,036,961)	(40,604,639)
Proceeds from sales of repossessed assets	56,676	256,873
Purchases of bank premises and equipment	(282,257)	(347,699)
Proceeds from sale of bank premises and equipment	3,457	-
Proceeds from sale of foreclosed real estate	919,860	-
Net cash used in investing activities	(4,979,168)	(29,771,819)

CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont.

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings, money market, and demand deposits	5,185,751	15,567,912
Net increase (decrease) in certificates of deposit	20,658,412	(7,858,952)
Repayments on Federal Home Loan Bank advances	(11,000,000)	(11,500,000)
Net (decrease) increase in Federal Home Loan Bank overnight borrowings	(1,608,000)	1,608,000
Net (decrease) increase in repurchase agreements with financial institutions	(3,950,000)	4,900,000
Net increase in repurchase agreements with customers	2,393,376	4,079,798
Net decrease in collateralized borrowings	(1,375,550)	(323,786)
Proceeds from issuance of preferred stock and warrants	-	10,000,000
Principal repayments on capital lease obligation	(18,982)	(18,004)
Purchase of treasury shares	-	(227,098)
Proceeds from exercise of stock options	-	20,482
Tax benefit of stock options exercised	-	2,025
Dividends paid on common and preferred stock	(1,051,719)	(1,418,686)
Net cash provided by financing activities	9,233,288	14,831,691
Net increase (decrease) in cash and cash equivalents	17,559,888	(12,258,411)
CASH AND CASH EQUIVALENTS, at beginning of year	9,238,783	21,497,194
CASH AND CASH EQUIVALENTS, at end of year	$26,798,671	$9,238,783

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$9,851,507	$13,368,965
Income taxes	$1,000	$1,000
Noncash investing and financing activities:
Due to broker for securities purchased	$132,000	$12,994,945
Due from broker for securities purchased	$-	$9,590,823
Transfer of loans to repossessed assets	$90,423	$224,481
Transfer of loans to OREO	$1,334,040	-
Accrued dividends declared	$63,889	$379,896
Increase in leases and other liabilities for
equipment payable related to financed leases	$881,313	$256,278
Increase in mortgage servicing assets	$300,241	$18,556
Increase in liabilities and decrease in retained earnings for the adoption of
Accounting for Deferred Compensation and Postretirement
Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements	$-	$12,272
Change in other liabilities related to unfunded pension liability	$214,723	$(1,037,417)
Change in gross unrealized holding losses on available for sale securities	$719,753	$-
Transfer of loans to loans held for sale	$13,005,284	$-
Increase in other assets for interest rate swaps	$117,545	$-
Transfer of loans held for sale to loans	$329,216	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the First Litchfield Financial Corporation (the “Company”) and The First National Bank of Litchfield (the “Bank”), a nationally-chartered commercial bank, and the Bank’s wholly-owned subsidiaries, Litchfield Mortgage Service Corporation, Lincoln Corporation, and First Litchfield Leasing Corporation, an entity in which the Bank has an eighty percent ownership.  Deposits in the Bank are insured up to specified limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank provides a full range of banking services to individuals and businesses located primarily in Northwestern Connecticut.  These products and services include demand, savings, NOW, money market and time deposits, residential and commercial mortgages, consumer installment and other loans and leases as well as trust services.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulations of certain federal agencies and undergoes periodic regulatory examinations.

On January 7, 2000, the Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (the “SEC”) to register the Company’s $.01 par value common stock under the Securities and Exchange Act of 1934 (the “Exchange Act”).  The Company files periodic financial reports with the SEC as required by the Exchange Act. On June 26, 2003, the Company formed First Litchfield Statutory Trust I (“Trust I”) for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company.  On June 16, 2006, the Company formed First Litchfield Statutory Trust II (“Trust II”) for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company.  (See Note I).

On October 25, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank and Union Savings Bank (“Union”) that provides for the merger of the Company and the Bank with and into Union (the “Merger”).  Under the terms of the Merger Agreement, shareholders of the Company will receive $15.00 cash for each share of Company common stock they own on the date of the Merger.  The transaction is valued at approximately $35 million. At the Company’s special meeting of stockholders held on February 19, 2010, holders of the Company’s common stock voted in favor of the Merger Agreement and Merger.  Regulatory approvals from the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation were received on March 19, 2010 and March 17, 2010, respectively.  The closing of the merger is scheduled for April 7, 2010.

The significant accounting policies followed by the Company and the methods of applying those policies are summarized in the following paragraphs:

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry.  All significant intercompany balances and transactions have been eliminated. Trust I and Trust II are not included in the consolidated financial statements as they do not meet the requirements for consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the evaluation of deferred tax assets, valuation of derivative instruments, and the investment valuation and evaluation of investment securities for other-than-temporary impairment.

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The change to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:  Most of the Company’s activities are with customers located within Litchfield County, Connecticut.  Note C discusses the types of securities that the Company invests in.  Note E discusses the types of lending and lease financing that the Company engages in.  The Company does not have any significant loan and lease concentrations to any one industry or customer.  Note M discusses a concentration related to the cash surrender value of the life insurance.

SEGMENT REPORTING:  The Company has two business segments, community banking and commercial leasing.  During the periods presented these segments represented all the revenues and income for the consolidated group and therefore, are the only reported segments as defined within FASB ASC 280, Segment Reporting.

DEBT AND MARKETABLE EQUITY SECURITIES: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as “held to maturity” and recorded at amortized cost.  Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment.  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery which may be maturity and (b) it is more-likely-than-not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security, and it is more-likely-than-not the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  The new guidance did not change the guidance for equity securities.

The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections discounted at the applicable original yield of the security.  The Company adopted the provisions of the guidance issued in April 2009 relating to other-than-temporary impairment (“OTTI”) during the second quarter of 2009. Adoption of this guidance resulted in the reclassification of $2,511,080 ($1,657,313, net of tax) of non-credit related accumulated OTTI to accumulated other comprehensive income (“OCI”) which had previously been recognized as a loss in earnings and is disclosed in Note C - Securities.  The Bank recognized no other-than-temporary impairment charges during 2009.

Prior to the adoption of the recent accounting guidance on April 1, 2009, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value on the date of transfer.  The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities.  Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

INTEREST AND FEES ON LOANS AND LEASES:  Interest on loans and leases is included in income as earned based on contractual rates applied to principal amounts outstanding.  The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal or interest, or when, in the judgment of management, collectibility of the loan, lease, loan interest or lease interest become uncertain.  When accrual of interest is discontinued, any unpaid interest previously accrued is reversed from income.  Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectibility of the remaining principal and interest.  The accrual of interest on loans and leases past due 90 days or more, including impaired loans and leases, may be continued when the value of the loan’s or lease’s collateral is believed to be sufficient to discharge all principal and accrued interest income due on the loan or lease and the loan or lease is in the process of collection.  A nonaccrual loan or lease is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.  Loan and lease origination fees and certain direct loan and lease origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s or lease’s yield.  The Bank generally amortizes these amounts over the contractual life of the related loans and leases, utilizing a method which approximates the interest method.

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

A loan or lease is classified as a troubled debt restructured loan or lease when certain concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.
A loan or lease is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan or lease agreement.  When a loan or lease is impaired, impairment is measured using (1) the present value of expected future cash flows of the impaired loan or lease discounted at the loan’s or lease’s original effective interest rate, (2) the observable market price of the impaired loan or lease or (3) the fair value of the collateral if the loan or lease is collateral-dependent.  When a loan or lease has been deemed to have an impairment, a valuation allowance is established for the amount of impairment.  The Bank considers all nonaccrual loans and leases; other loans or leases past due 90 days or more, based on contractual terms, and restructured loans or leases to be impaired.

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

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans or leases in light of historical experience, the nature and volume of the loan or lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans and leases that are classified as impaired.  For such loans and leases that are classified as impaired, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan or lease is collateral-dependent) of the impaired loan or lease is lower than the carrying value of that loan or lease.  The general component covers non-impaired loans and leases and is based on historical loss experience adjusted for qualitative factors.

The Bank’s mortgage loans and leases are collateralized by real estate located principally in Litchfield County, Connecticut.  Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan and lease portfolio is susceptible to changes in local market conditions.  In addition, medical equipment secures a substantial portion of the Leasing Company’s lease portfolio.  Accordingly, the ultimate collectibility of a substantial portion of the lease portfolio is susceptible to changes in the medical equipment market.

Management believes that the allowance for loan and lease losses is adequate.  While management uses available information to recognize losses on loans and leases, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in Connecticut.  In addition, the Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination process, periodically reviews the Bank’s allowance for loan and lease losses.  The OCC may require the Bank to recognize additions to the allowance or write-downs based on their judgment about information available to them at the time of their examination.

SERVICING:  Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.

For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance and charge to non-interest income, for an individual tranche, to the extent that fair value is less than the capitalized amount of the tranche.  If the Bank later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights, and any related impairment charge, is netted against loan servicing fee income.

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

DERIVATIVE FINANCIAL INSTRUMENTS: During 2009, the Company entered into two interest rate swap agreements to hedge certain interest rate exposures.  The Company does not use derivatives for speculative purposes.  The Company accounts for derivatives in accordance with the FASB ASC Topic on Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities.  This accounting guidance requires the Company to recognize all derivatives as either assets or liabilities in its Consolidated Balance Sheets and to measure those instruments at fair value.  The estimated fair value is based primarily on projected future swap rates.

The Company applies cash flow hedge accounting to interest rate swaps designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rate.  The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of these hedging relationships.  Changes in the fair value of these interest rate swaps are recorded to “net unrealized holding gain on cash flow hedges” as a component of other comprehensive income (loss) ("OCI") in Shareholders’ equity, to the extent they are effective.  Amounts recorded in accumulated other comprehensive income (loss) are then reclassified to interest expense as interest on the hedged borrowing is recognized.  Any ineffective portion of the change in fair value of these instruments is recorded to interest expense.

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

Gains and losses on dispositions are recognized upon realization.  Maintenance and repairs are expensed as incurred, and improvements are capitalized.

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

COLLATERALIZED BORROWINGS:  Collateralized borrowings represent the portion of loans transferred to other institutions under loan participation agreements which were not recognized as sales due to recourse provisions and/or restrictions on the participant’s right to transfer their portion of the loan.

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

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the statement of operations.

PENSION PLAN: The Bank has a noncontributory defined benefit pension plan that covers substantially all employees.  Pension costs are accrued based on the projected unit credit method and the Bank’s policy is to fund annual contributions in amounts necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA) of 1974.

In September 2006, the FASB issued FASB ASC 715-20, Postretirement Benefit Plan Assets, which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company adopted FASB ASC 715-20 effective December 31, 2006 and as a result of the adoption, a liability was recognized for the under funded status of the Company’s qualified pension plan and the net impact was recognized as an after-tax charge to accumulated other comprehensive income.  Subsequent to December 31, 2006, changes in the under funded status of the plan are recognized as a component of other comprehensive income.

FASB ASC 715-20 also requires an employer to measure the funded status of a plan as of the employer’s year-end reporting date.  The Company adopted the measurement date provisions of FASB ASC 715-20 in 2008 and there was no impact to the financial statements upon adoption.

STOCK OPTION PLANS:  In December 2004, the FASB issued FASB ASC 718, Share-Based Payments.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.  FASB ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  This accounting guidance requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FASB ASC 718 permits entities to use any option-pricing model that meets the fair value objective in the guidance.  Compensation is measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period.

EARNINGS PER SHARE:  Basic earnings per share represents income available to common shareholders and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

RELATED PARTY TRANSACTIONS:  Directors and officers of the Company and Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future.  Management believes that all deposit accounts, loans and leases, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers.  In the opinion of the management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features.  Notes D, J, and R contain details regarding related party transactions.

COMPREHENSIVE INCOME:  Accounting principles generally require that recognized revenue, expenses, gains and losses are included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and defined benefit pension liabilities, and the effective portion of cash flow hedges are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

STATEMENTS OF CASH FLOWS:  Cash and due from banks, Federal funds sold and interest-earning deposits in banks are recognized as cash equivalents in the statements of cash flows.  For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Generally, Federal funds sold have a one-day maturity.  Cash flows from loans, leases, and deposits are reported net.  The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits.  The Company has not experienced any losses from such concentrations.

FAIR VALUE

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. The guidance issued by the FASB entitled, “Fair Value Measurements” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

When available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

See Note U for additional information regarding fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued an amendment to previous guidance on noncontrolling interest. This amendment establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice existed. In some cases minority interest was reported as a liability and in others it was reported in the mezzanine section between liabilities and equity. Specifically, this amendment requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. This amendment clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is to be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The amendment also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests.   Earlier adoption was prohibited. The Company adopted this amendment beginning on January 1, 2009 and with the adoption, presented $50,000 as equity in the Company’s consolidated financial statements and modified the presentation of the Company’s financial statements as of January 1, 2008 and forward.

FASB ASC 718, Share-Based Payment Transaction - In June 2008, the FASB issued new guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented was adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this guidance.  Early application was not permitted.  The Company adopted this guidance for the quarter ended March 31, 2009.  The adoption of this guidance did not have a significant effect on the Company's financial statements.

FASB ASC 815-10, Derivatives and Hedging - In March 2008, the FASB issued guidance which requires expanded disclosure to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under this standard, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. The standard became effective for the Company January 1, 2009 and enhanced disclosures are included in the Company's financial statements for December 31, 2009.

FASB ASC 325-40, Impairment Guidance - In January 2009, the FASB issued impairment guidance which amends previously issued impairment guidance.  The guidance revises impairment guidance for beneficial interests to make it consistent with the requirements of guidance for determining whether an impairment of other debt and equity securities has occurred. The impairment model in the guidance enables greater judgment to be exercised in determining whether an OTTI loss needs to be recorded. The impairment model previously provided for in previous guidance limited management’s use of judgment in applying the impairment model. The guidance was effective as of January 1, 2009.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly - In April 2009 FASB issued this guidance which addresses concerns that Fair Value Measurements emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. This provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009.  The Company adopted this guidance on April 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements. See Notes U for disclosure.

FASB ASC 320-10, Other-Than-Temporary Impairments - In April 2009, the FASB issued guidance which (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the staff position, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The guidance became effective for the Company in the quarter ended June 30, 2009, and resulted in the reclassification of $2,511,080 ($1,657,313, net of tax) of non-credit related OTTI to accumulated OCI which had previously been recognized in earnings and is disclosed in Note C - Securities.

FASB ASC 820-10, Fair Value Measurements and Disclosures - In April 2009, the FASB issued guidance which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. The guidance became effective for the Company in the quarter ended June 30, 2009.  See Note U for disclosure.

FASB ASC 825-10, Interim Disclosure - Fair Value Measurements - In April 2009, the FASB issued new guidance which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The guidance became effective for the Company in the quarter ended June 30, 2009, and its adoption did not have a significant effect on the Company’s financial position, results of operations, or cash flows. The Company has included the disclosures required by the guidance in Note U.

FASB ASC 855-10, Subsequent Events – In May 2009, the FASB issued guidance on Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new guidance became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC 860, Transfers and Servicing - In June 2009, the FASB issued guidance which amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The guidance will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued guidance which amends the existing guidance related to Fair Value Measurements and Disclosures.  The amendments will require the following new fair value disclosures:

–	Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.

–
In the rollforward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements, as follows:

–	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the statement of financial position.

–
Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The guidance will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SUBSEQUENT EVENTS

At the Company’s special meeting of stockholders held on February 19, 2010, holders of the Company’s common stock approved the Merger Agreement.  The closing of the Merger is scheduled for April 7, 2010.

The Company has evaluated events or transaction that occurred after December 31 2009 and through the date the financial statements were issued for potential recognition or disclosure in the financial statements.

NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its transaction accounts and nonpersonal time deposits.  At December 31, 2009, the Bank did not have cash and liquid asset requirements.  At December 31, 2008, the Bank was required to have cash and liquid assets of approximately $235,000 to meet these requirements.  In addition, the Bank is required to maintain $200,000 in the Federal Reserve Bank for clearing purposes at both December 31, 2009 and 2008.  The Company is required to maintain $300,000 at PNC Bank for the Company’s interest rate swap agreements at December 31, 2009.

NOTE C – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values of securities which are classified as available for sale and held to maturity at December 31, 2009 and 2008 are as follows:

AVAILABLE FOR SALE	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt Securities:
U.S. Treasury securities	$3,071,092	$56,096	$-	$3,127,188
U.S. Government Agency securities	23,190,969	50,815	(171,884)	23,069,900
State and Municipal obligations	3,255,823	56	(252,519)	3,003,360
Trust Preferred Securities - OTTI (1)	2,994,928	-	(2,131,674)	863,254
	32,512,812	106,967	(2,556,077)	30,063,702
Mortgage-Backed Securities:
GNMA	442,673	9,000	-	451,673
FNMA	27,348,202	538,244	(9,149)	27,877,297
FHLMC	19,583,310	376,374	(4,087)	19,955,597
	47,374,185	923,618	(13,236)	48,284,567

Marketable Equity Securities	17,076,508	-	(13,072)	17,063,436

Total available for sale securities	$96,963,505	$1,030,585	$(2,582,385)	$95,411,705

(1)	Net of other-than-temporary impairment writedowns recognized in earnings, other than such noncredit- related amounts reclassified on April 1, 2009.
	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt Securities:
U.S. Treasury securities	$3,110,574	$107,876	$-	$3,218,450
U.S. Government Agency securities	26,500,000	65,763	(3,386)	26,562,377
State and Municipal obligations	19,931,000	77,501	(376,069)	19,632,432
Trust Preferred Securities - OTTI (2)	493,615	-	-	493,615
	50,035,189	251,140	(379,455)	49,906,874
Mortgage-Backed Securities:
GNMA	9,495,917	12	(8,094)	9,487,835
FNMA	35,675,421	467,875	(263,567)	35,879,729
FHLMC	14,994,269	210,723	(9,228)	15,195,764
	60,165,607	678,610	(280,889)	60,563,328

Marketable Equity Securities	3,045,878	-	(29,879)	3,015,999

Total available for sale securities	$113,246,674	$929,750	$(690,223)	$113,486,201

(2)	Net of other-than-temporary impairment writedowns recognized in earnings.

HELD TO MATURITY	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-Backed Securities:
GNMA	$14,501	$419	$-	$14,920

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-Backed Securities:
GNMA	$16,550	$3	$-	$16,553

The following table presents the Bank’s securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment Securities
U.S. Government Agency securities	$18,833,660	$171,884	$-	$-	$18,833,660	$171,884
State and Municipal obligations	-	-	2,888,304	252,519	2,888,304	252,519
Trust Preferred Securities - OTTI (1)	863,254	-	-	2,131,674	863,254	2,131,674
	19,696,914	171,884	2,888,304	2,384,193	22,585,218	2,556,077
Mortgage-Backed Securities
GNMA	-	-	-	-	-	-
FNMA	2,390,851	6,859	80,275	2,290	2,471,126	9,149
FHLMC	310,212	3,077	65,759	1,010	375,971	4,087
	2,701,063	9,936	146,034	3,300	2,847,097	13,236

Marketable Equity Securities	1,986,928	13,072	-	-	1,986,928	13,072

Total	$24,384,905	$194,892	$3,034,338	$2,387,493	$27,419,243	$2,582,385

(1)
Net of other-than-temporary impairment writedowns recognized in earnings, other than such noncredit-related amounts reclassified on April 1, 2009 in accordance with the adoption of "Recognition and Presentation of Other-Than-Temporary Impairments."

The following table presents the Bank’s securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment Securities
U.S. Government Agency securities	$7,996,614	$3,386	$-	$-	$7,996,614	$3,386
State and Municipal obligations	8,804,717	303,267	2,574,433	72,802	11,379,150	376,069
	16,801,331	306,653	2,574,433	72,802	19,375,764	379,455
Mortgage-Backed Securities
GNMA	-	-	465,643	8,094	465,643	8,094
FNMA	10,067,156	112,219	4,209,833	151,348	14,276,989	263,567
FHLMC	-	-	1,351,769	9,228	1,351,769	9,228
	10,067,156	112,219	6,027,245	168,670	16,094,401	280,889

Marketable Equity Securities	-	-	1,970,122	29,879	1,970,122	29,879

Total	$26,868,487	$418,872	$10,571,800	$271,351	$37,440,287	$690,223

At December 31, 2009, sixteen securities had unrealized losses.  At December 31, 2009, gross unrealized holding losses on available-for-sale and held-to-maturity securities totaled $2,582,385.  Of the securities with unrealized losses, there were seven securities that have been in a continuous unrealized loss position for a period of twelve months or more.  The unrealized losses on these securities totaled $2,387,493 at December 31, 2009.

Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). For the second quarter of 2009, the Company adopted guidance issued by the FASB regarding other-than-temporary impairment. Management assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances as required by the new staff position, OTTI is considered to have occurred (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.

The guidance requires that credit-related OTTI is recognized in earnings while non-credit related OTTI on securities not expected to be sold is recognized in OCI. Non-credit related OTTI is caused by other factors, including illiquidity. For securities classified as held-to-maturity (“HTM”), the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Non-credit related OTTI recognized in earnings previous to April 1, 2009 is reclassified from retained earnings to accumulated OCI. The Company adopted this guidance effective April 1, 2009. The adoption of this guidance resulted in the reclassification of $2,511,080, ($1,657,313, net of tax) of non-credit related OTTI to accumulated OCI which had previously been recognized as a loss in earnings.

Management’s OTTI evaluation process takes into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, and all available information relevant to the collectability of debt securities. The Company is also required to considers its ability and intent to hold equity investments until a forecast recovery of fair value, which may be maturity for debt securities, and other factors when evaluating the existence of OTTI in its securities portfolio.

For the year ended December 31, 2009, the Company did not recognize any OTTI charges.

For all security types discussed below where no OTTI is considered to exist at December 31, 2009, management applied the criteria noted above to each investment individually. That is, for each security evaluated, management concluded that it does not intend to sell the security and it is more likely than not that management will be required to sell the security before recovery of its amortized cost basis which may be maturity for debt securities and as such OTTI was not recognized as a loss in earnings.

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available-for-sale portfolio were not other-than-temporarily impaired at December 31, 2009:

U.S. Government Agency Securities—The unrealized losses on the Company’s investment in these securities increased from $3,386 at December 31, 2008 to $171,884 or ..75% of amortized cost at December 31, 2009.  The unrealized losses in this segment of the portfolio relate mostly to interest rates.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be recognized in earnings as other-than-temporarily impaired at December 31, 2009.

State and Municipal Obligations—The unrealized losses on the Company’s investment in state and municipal obligations decreased from $376,069 at December 31, 2008 to $252,519 or 7.76% of amortized cost at December 31, 2009. There were no other-than-temporary impairment charges for these securities during 2009. The decrease in the unrealized loss at December 31, 2009 is attributable to sales in this sector of the portfolio during the third and fourth quarters. As of December 31, 2009, all securities are performing, the Company is receiving all interest and principal payments as contractually agreed, and all these securities are rated as investment grade. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be recognized in earnings as other-than-temporarily impaired at December 31, 2009.

Trust Preferred Securities—As of December 31, 2009 the unrealized losses on the Company’s investment in trust preferred securities totaled $2,131,674 or 71.18% of amortized cost.  As of December 31, 2009, this portfolio consisted of two pooled trust preferred securities with a carrying value of $2,994,928 and a market value of $863,254.  These securities are in the form of mezzanine classes which are comprised of bank and insurance collateral.  During the third quarter of 2008, the Company recorded an other-than-temporary impairment charge of $1,916,100 on one of these securities due to a credit rating downgrade at that time.  Subsequent to December 31, 2008, both securities were downgraded to a rating of Ca, indicating a more severe deterioration in the creditworthiness of the underlying issuers of these securities.  As a result, the Company recorded additional other-than-temporary impairment charges of $2,476,552 as of December 31, 2008 related to these securities.  As previously indicated, the Company adopted the provisions of OTTI guidance issued by the FASB, and in connection therewith determined that other-than-temporary impairments at April 1, 2009 consisted of $1,881,572 related to credit losses and $2,511,080 related to other factors.  There was no further other-than-temporary impairment charge to earnings for the year ended December 31, 2009.

The unrealized losses on the Company’s trust preferred securities were caused by a lack of liquidity and uncertainties facing the banking and insurance industries. During 2009, the Company was notified that these securities will not be remitting interest payments and that going forward, the Company would be receiving payments “in kind.”   As a result of this, the Company has discontinued interest accruals on the securities and an impairment loss has been recorded on one security as discussed above. Based on the aforementioned valuation analysis to determine expected credit losses prepared on both of these securities, management expects to fully recover the amortized cost of each security. However, additional interest deferrals and/or defaults could result in future other-than-temporary impairment charges. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Mortgage-backed securities—The unrealized losses on the Company’s investment in mortgage-backed securities decreased from $280,889 at December 31, 2008 to $13,236 or .03% of amortized cost at December 31, 2009. There were no other-than-temporary impairment charges for mortgage-backed securities for the year ended December 31, 2009. These securities are U.S. Government Agency or sponsored agency securities, and the contractual cash flows for these investments are performing as expected. Management believes the decline in fair value is attributable to investors’ perception of credit and the lack of liquidity in the marketplace. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Marketable equity securities—The unrealized losses on the Company’s investment in four marketable equity securities totaled $13,072 or .08% of amortized cost which was a decrease from the unrealized losses of $29,879 as of December 31, 2008. The Company recognized other-than-temporary impairment charges of $5.0 million for the year ended December 31, 2008. This portfolio consists of a marketable investment fund with a fair value of $1,986,928, a money market fund with a fair value of $15,076,507, and perpetual preferred stock of government sponsored enterprises which have been written down to a fair value of $1 at December 31, 2009. Because the Company has the intent and ability to hold the securities to the recovery of their amortized costs, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at December 31, 2009 for which a portion of the other-than-temporary impairment was recognized in other comprehensive loss:

2009
Balance at the beginning of the year	$-

Credit component of other-than-temporary impairment not reclassified to accumulated other
comprehensive loss in conjunction with the adjustment to adopt OTTI guidance	1,881,572

Additions for credit component for which other-than-temporary impairment was
not previously recognized	-

Balance at the end of the year	$1,881,572

As of December 31, 2009, debt securities with other-than-temporary impairment losses related to credit and were recognized in earnings consisted of pooled trust preferred securities. In accordance with guidance regarding other-than-temporary impairment issued in April 2009, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the Trust Preferred Securities included estimated cash flows and prospective deferrals, defaults, and recoveries based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement. The valuations of trust preferred securities were based upon fair value guidance issued in April 2009 using cash flow analysis. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. Prospective deferral, default and recovery estimates affecting projected cash flows were based on an analysis of the underlying financial condition of the individual issuers, with consideration of the issuers’ capital adequacy, credit quality, lending concentrations, and other factors. Assumptions for deferral and constant default rates were 100% for non-performing in 2009, from 2% to 4.85% for non-performing during 2010, 3.5% for 2011 and 1% for performing after 2011. The assumptions for collateral conditional default rates ranged from 0% to 4%, and severity of defaults assumptions ranged from 69% to 95%.  Assumptions for internal rates of return were from 12% to 17%, and prepayment assumptions were from 0% to 2%.

All cash flow estimates were based on the securities’ tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party specialist to obtain information about the structure in order to determine how the underlying, collateral cash flows using the original yield of the securities, will be distributed to each security issued from the structure. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss.

The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid with or without call or prepayment penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2009
	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$999,530	$1,006,563	$-	$-
Due after one year through five years	19,262,531	19,293,125	-	-
Due after five years through ten years	6,000,000	5,897,400	-	-
Due after ten years	6,250,751	3,866,614	-	-
	32,512,812	30,063,702	-	-
Mortgage-backed securities	47,374,185	48,284,567	14,501	14,920
TOTAL DEBT SECURITIES	$79,886,997	$78,348,269	$14,501	$14,920

For the years ended December 31, 2009 and 2008, proceeds from the sales of available-for-sale securities were $79,259,963 and $43,699,152, respectively.  Gross gains of $577,621 and gross losses of $111,884 were realized on sales in 2009, and gross gains of $825,103 and gross losses of $287,313 were realized on sales in 2008.  In addition, during the year ended December 31, 2008, the Company recorded a loss of $9,422,650 related to the other-than-temporary impairment of the Company’s investments in Freddie Mac and Fannie Mae preferred stock auction rate securities holding such stock and two pooled trust preferred securities.

Investment securities with a total carrying value of $72,043,000 and $76,450,000 were pledged as collateral to secure treasury tax and loan, trust deposits, securities sold under agreements to repurchase, and public funds at December 31, 2009 and 2008, respectively.

During 2009 and 2008, there were no transfers of securities from the available-for-sale category into the held-to-maturity or trading categories, and there were no securities classified as held to maturity that were transferred to available-for-sale or trading categories.

NOTE D – LOANS TO RELATED PARTIES

In the normal course of business, the Bank has granted loans to officers and directors of the Bank and to their associates.  As of December 31, 2009 and 2008, all loans to officers, directors, and their associates were performing in accordance with the contractual terms of the loans.  Changes in these loans to persons considered to be related parties are as follows:

	2009	2008
Balance at the beginning of year	$2,077,873	$2,219,055
Advances	783,493	383,945
Repayments	(1,235,943)	(406,636)
Other changes	24,684	(118,491)
Balance at the end of year	$1,650,107	$2,077,873

Other changes in loans to related parties resulted from loans to individuals who ceased being related parties during the year, as well as existing loans outstanding at the beginning of the year to individuals who became related parties during the year.

NOTE E – LOAN AND LEASE RECEIVABLES

A summary of loans and leases receivable at December 31, 2009 and 2008 is as follows:

	2009	2008
Real estate- residential mortgage	$169,425,130	$192,561,108
Real estate- commercial mortgage	104,353,804	67,454,925
Real estate- construction	19,224,992	38,153,503
Commercial loans	41,176,510	46,249,689
Commercial leases (net of unearned discount of $4,426,293 and
$2,657,871 for 2009 and 2008, respectively)	36,840,994	19,785,870
Installment	4,954,486	5,113,400
Other	68,688	128,574
TOTAL LOANS AND LEASES	376,044,604	369,447,069
Net deferred loan origination costs	639,021	562,242
Premiums on purchased loans	1,875	81,588
Allowance for loan and lease losses	(6,068,108)	(3,698,820)
NET LOANS AND LEASES	$370,617,392	$366,392,079

Changes in the allowance for loan and lease losses for the years ended December 31, 2009 and 2008, were as follows:

	2009	2008
Balance at the beginning of year	$3,698,820	$2,151,622
Provision for loan and lease losses	3,669,209	1,836,299
Loans and leases charged off	(1,658,621)	(377,071)
Recoveries of loans and leases previously charged off	358,700	87,970
Balance at the end of year	$6,068,108	$3,698,820

A summary of nonperforming loans and leases follows:

	2009	2008
Nonaccrual loans and leases	$12,507,467	$5,639,735
Accruing loans and leases contractually past due 90 days or more	9,653	19,603
TOTAL	$12,517,120	$5,659,338

If interest income on nonaccrual loans and leases throughout the year had been recognized in accordance with the contractual terms, approximately $365,000 and $163,000 of additional interest would have been recorded for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, there were no loans that were considered as “troubled debt restructurings.”

The following information relates to impaired loans and leases, which include all nonaccrual loans and leases and other loans and leases past due 90 days or more, and all restructured loans and leases, as of and for the years ended December 31, 2009 and 2008:

	2009	2008
Loans and leases receivable for which there is a related allowance for loan
and lease losses	$4,974,309	$6,225,481

Loans and leases receivable for which there is no related allowance for loan
and lease losses	$8,056,971	$2,657,655

Allowance for loan and lease losses related to impaired loans and leases	$1,309,869	$939,066

Additional information related to impaired loans and leases is as follows:

	2009	2008
Average recorded investment in impaired loans and leases	$10,334,000	$4,646,000
Interest income recognized	$601,000	$600,000
Cash interest received	$510,000	$540,000

The Bank’s lending activities are conducted principally in the Litchfield County section of Connecticut.  The Bank grants single-family and multi-family residential loans, commercial real estate loans, commercial business loans, and a variety of consumer loans.  In addition, the Bank grants loans for the construction of residential homes, residential developments, and for land development projects.  Although lending activities are diversified, a substantial portion of many of the Bank’s customers’ net worth is dependent on real estate values in the Bank’s market area.  The Bank’s leasing activities are conducted primarily in the New England states as well as in New Jersey.  The leasing company’s activities are primarily equipment financing.

The Bank has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension depending on the Bank’s evaluation of the borrowers’ creditworthiness and type of collateral.  The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted.  Real estate is the primary form of collateral.  Other important forms of collateral are marketable securities, time deposits, automobiles, boats, motorcycles, and recreational vehicles. While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows.  The Bank’s policy for real estate collateral requires that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property.  Private mortgage insurance is required for the portion of the loan in excess of 80% of the original appraised value of the property.  For installment loans, the Bank may loan up to 100% of the value of the collateral.  For leases, the leasing company will lend 100% of the asset value financed.

NOTE F – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the accompanying statements of financial condition.  The unpaid principal balance of mortgage and other loans serviced for others was $45,237,400 and $24,801,170 at December 31, 2009 and 2008, respectively.

The following summarizes the activity pertaining to mortgage servicing rights, along with the aggregate activity in the related valuation allowances:

	2009	2008

Mortgage Servicing Rights:
Balance at beginning of year	$96,172	$240,366
Mortgage servicing rights capitalized	300,241	18,556
Mortgage servicing rights amortized	(141,465)	(22,366)
Other changes	36,552	(140,384)
Balance at end of year	$291,500	$96,172

Valuation Allowances:
Balance at beginning of year	$-	$-
Additions	-	-
Reductions	-	-
Balance at end of year	$-	$-

The fair values of the mortgage servicing rights related to these loans were $366,386 and $96,365, respectively, at December 31, 2009 and 2008.

NOTE G – OTHER REAL ESTATE OWNED

Other real estate owned (“OREO”) represents the estimated net realizable value of real estate received in satisfaction of a non-performing loan through foreclosure proceedings during 2009.  The Bank had no OREO during 2008.  A summary of the other real estate owned operations for the nine months ended December 31, 2009 and 2008 included in other expenses is as follows:

	2009	2008

Expense of holding other real estate owned	$125,947	$-
Loss on sale of other real estate owned property	102,180	-
Expense of holding other real estate owned operations, net	$228,127	$-

NOTE H – PREMISES AND EQUIPMENT

The major categories of premises and equipment as of December 31, 2009 and 2008 are as follows:

	2009	2008
Land	$1,245,465	$1,245,465
Buildings and improvements	7,812,021	7,740,270
Furniture and fixtures	3,351,336	3,617,064
Leasehold improvements	220,761	220,761
	12,629,583	12,823,560
Less accumulated depreciation and amortization	5,664,655	5,453,308
	$6,964,928	$7,370,252

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2009 and 2008 was $682,248 and $734,020, respectively.

Included in buildings and improvements, premises under capital lease totaled $1,100,644, and related accumulated amortization as of December 31, 2009 and 2008 totaled $165,304 and $110,202, respectively.

NOTE I – LEASES

The Company leases a branch office of the Bank under a twenty-year capital lease that expires in 2026.  In addition, at December 31, 2009, the Company was obligated under various non-cancellable operating leases for office space.  Certain leases contain renewal options and provide for increased rentals based principally on increases in the average consumer price index. The Company also pays certain executory costs under these leases. Net rent expense under operating leases was approximately $242,000 and $240,000 for 2009 and 2008, respectively.  The future minimum payments under the capital lease and operating leases are as follows:

	Capital	Operating
	Lease	Leases
2010	$75,000	$171,466
2011	75,917	174,742
2012	86,000	150,089
2013	86,000	139,543
2014	86,000	127,574
2015 and thereafter	1,234,833	179,238
	1,643,750	$942,652
Less amount representing interest	(597,169)

Present value of future minimum lease
payments-capital lease obligation	$1,046,581

NOTE J – DEPOSITS

A summary of deposits at December 31, 2009 and 2008 is as follows:

	2009	2008
Noninterest-bearing:
Demand	$82,214,335	$69,548,261
Interest-bearing:
Savings	62,810,282	58,582,376
Money market	81,376,897	93,085,126
Time certificates of deposit in
denominations of $100,000 or more	68,600,744	41,003,855
Other time certificates of deposit	74,168,529	81,107,006
Total interest-bearing	286,956,452	273,778,363
	$369,170,787	$343,326,624

Included in deposits as of December 31, 2009 and 2008 are approximately $20,463,000 and $15,902,000, respectively, of brokered deposits which have varying maturities through December 2010.

The following is a summary of time certificates of deposits by contractual maturity as of December 31, 2009:

2010	116,283,128
2011	22,347,511
2012	1,337,769
2013	1,002,893
2014	1,797,972
Total	142,769,273

Deposit accounts of officers, directors, and their associates aggregated $14,432,865 and $4,965,692 at December 31, 2009 and 2008, respectively.

NOTE K – BORROWINGS AND FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank Borrowings and Stock
The Bank, which is a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain as collateral, an investment in capital stock of the FHLBB in an amount equal to a certain percentage of its outstanding residential first mortgage loans.  There were no purchases of Federal Home Loan Bank stock during 2009.  Purchases of Federal Home Loan Bank stock totaled $360,200 during 2008.  There were no redemptions during 2009 nor 2008.  The 2008 increase in FHLBB stock is due to capital structure changes implemented during the second quarter of 2004 by the Federal Home Loan Bank of Boston (FHLBB).  These changes require each institution’s stock investment in the FHLBB to be reflective of that institution’s use of FHLBB products.  The Company views its investment in the FHLBB stock as a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLBB and 3) the liquidity position of the FHLBB.  The FHLBB suspended its dividend for the first quarter of 2009 and did not pay any dividend for the remainder of 2009.  The FHLBB announced in February 2010 that it is unlikely to declare any dividends for the first two quarters of 2010, and will continue its moratorium on excess stock repurchases announced in December 2008.  The FHLBB noted their primary concern related to the impact of other-than-temporary impairment charges recorded on private-label mortgage-backed securities as of December 31, 2009.

While the FHLBB announced that it remained adequately capitalized as of December 31, 2009 in its February 2010 announcement, the Company is unable to determine if the potential additional charges to earnings will change this regulatory capital classification.  On February 22, 2010, the FHLBB communicated to its members that the FHLBB recorded a net loss of $186.8 million for the year ending December 31, 2009.  The primary challenge for the FHLBB continues to be losses due to the other-than-temporary impairment of its investments in private-label mortgage-backed securities resulting in a credit loss of $444.1 million for the year. The associated non-credit loss on these securities in 2009 was $885.4 million and resulted in an accumulated other comprehensive loss of $1.0 billion at December 31, 2009. Retained earnings were $142.6 million at

December 31, 2009, up from an accumulated deficit of $19.7 million at December 31, 2008. In spite of these losses, the FHLBB remained in compliance with all regulatory capital ratios as of December 31, 2009.

The FHLBB explained that the ongoing impact of the economy as well as the housing and capital markets is likely to continue to provide challenges for the FHLBB. The underlying credit quality especially as it relates to the FHLBB’s investments in private-label mortgage-backed securities, remains vulnerable. Trends in determining future OTTI are still challenging and include: high and prolonged unemployment rates, declining housing prices, and higher delinquency and foreclosure rates.

FHLBB’s management is focused on the long-term agenda: returning the FHLBB to stable profitability, enhancing the FHLBB’s capital base, and building retained earnings. They have begun to implement elements of a plan that will, over time, work to restore the FHLBB to a position where they can once again repurchase stock, pay members a dividend, and fund the Affordable Housing Program.

The Company does not believe that its investment in the FHLBB is impaired as of this date.  However, this estimate could change in the near term as a result of any of the following events: 1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLBB’s regulatory capital status; 2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly and 3) capital preservation strategies being utilized by the FHLBB become ineffective.

As a member of the FHLBB, the Bank has access to a preapproved line of credit of up to 2% of its total assets and the capacity to obtain additional advances up to 30% of its total assets.  In accordance with an agreement with the FHLBB, the Bank is required to maintain qualified collateral, as defined in the FHLBB Statement of Products Policy, free and clear of liens, pledges and encumbrances for the advances.  FHLBB stock and certain loans which aggregate approximately 100% of the outstanding advances are used as collateral. At December 31, 2009, there were no advances under the Federal Home Loan Bank line of credit.  At December 31, 2008, advances under the Federal Home Loan Bank line of credit totaled $1,608,000.  At December 31, 2009 and 2008, other outstanding advances from the FHLBB aggregated $69,000,000 and $80,000,000, respectively, at interest rates ranging from 4.15% to 4.59% and 3.95% to 4.59%, respectively.

Repurchase Agreements with Financial Institutions
At December 31, 2009 and 2008, securities sold under agreements to repurchase totaled $22,500,000 and $26,450,000, respectively, at interest rates ranging from 3.19% to 3.64%, and 3.19% to 3.64%, respectively.

Repurchase Agreements with Customers
At December 31, 2009 and 2008, the balance of securities sold under repurchase agreements with customers was $20,615,947 and $18,222,571, respectively.  Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transactions.

Collateralized Borrowings
The Company had no collateralized borrowings as of December 31, 2009.  Collateralized borrowings amounted to $1,375,550 as of December 31, 2008.  Pursuant to FASB guidance related to the Transfer and Servicing Topic of the FASB ASC, certain loan participation agreements did not qualify for sale accounting due to buyback provisions included within the agreement, thus the Company had not surrendered control over the transferred loans and accounted for the transfers as collateralized borrowings.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2009:

	First Litchfield	First Litchfield
	Statutory Trust I	Statutory Trust II
Junior Subordinated Notes:
Principal balance	$7,011,000	$3,093,000

Annual interest rate	3 mo libor + 3.10%	3 mo libor + 1.65%
Stated maturity date	June 26, 2033	June 30, 2036
Call date	June 26, 2008	June 30, 2011

Trust Preferred Securities:
Face value	$6,800,000	$3,000,000

Annual distribution rate	3 mo libor + 3.10%	3 mo libor + 1.65%
Issuance date	June 1, 2003	June 1, 2006
Distribution dates (1)	Quarterly	Quarterly

(1) All cash distributions are cumulative

Trust preferred securities are currently considered regulatory capital for purposes of determining the Company’s Tier I capital ratios.  On March 1, 2005, the Board of Governors of the Federal Reserve System, which is the Company’s banking regulator, approved final rules that allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in regulatory capital subject to new, stricter limitations.  The Company has until March 31, 2011, (previously March 31, 2009), to meet the new limitations.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than June 26, 2008 for First Litchfield Statutory Trust I and June 30, 2011 for First Litchfield Statutory Trust II. Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its common stock and generally may not repurchase its common stock.

The contractual maturities of the Company’s long-term borrowings at December 31, 2009, by year, are as follows:

	Fixed	Floating
	Rate	Rate	Total
2010	$15,000,000	$-	$15,000,000
2011	-	-	-
2012	5,000,000	-	5,000,000
2013	22,500,000	-	22,500,000
2014	14,000,000	-	14,000,000
Thereafter	35,000,000	10,104,000	45,104,000
TOTAL LONG-TERM DEBT	$91,500,000	$10,104,000	$101,604,000

NOTE L – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

	2009	2008

Current (Benefit) Provision:	$(690,154)	$755,815
Federal

Deferred Benefit	(393,200)	(3,868,274)
Federal	$(1,083,354)	$(3,112,459)

The allocation of deferred tax provision (benefit) involving items charged to current year income and items charged directly to equity for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax provision (benefit) allocated to equity	$357,687	$(125,124)

Deferred tax benefit allocated to operations	(393,200)	(3,868,274)

Total deferred benefit	$(35,513)	$(3,993,398)

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income before taxes) to the (benefit) provision for income taxes as reported in the statements of operations is as follows:

	2009		2008
Benefit for income taxes at statutory Federal rate	$(733,477)	(34)%	$(2,583,649)	(34)%
Increase (decrease) resulting from:
Tax exempt interest income	(246,964)	(11)%	(451,306)	(6)%
Nondeductible interest expense	22,829	1%	47,273	1%
Tax exempt income from insurance policies	(133,457)	(6)%	(134,677)	(2)%
Other	7,715	-	9,900	-
Benefit for income taxes	$(1,083,354)	(50)%	$(3,112,459)	(41)%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Allowance for loan and lease losses	$2,063,157	$1,257,598
Depreciation	257,992	207,789
Accrued expenses	485,167	387,740
Alternative minimum taxes	421,185	452,992
Unfunded pension liability	536,206	609,211
Unrealized loss on available for sale securities	527,612	-
Federal NOL	887,249	-
Securities write-downs	1,318,254	3,203,701
Total gross deferred tax assets	6,496,822	6,119,031
Deferred tax liabilities:
Tax bad debt reserve	(153,536)	(153,536)
Prepaid pension costs	(292,616)	(268,902)
Net deferred loan and lease costs	(217,267)	(191,162)
Leases	(672,867)	(338,328)
Unrealized gain on available for sale securities	-	(81,439)
Unrealized gain on cash flow hedges	(39,966)	-
Prepaid expenses and other	(2,100)	(2,707)
Total gross deferred tax liabilities	(1,378,352)	(1,036,074)
Net deferred tax asset	$5,118,470	$5,082,957

As of December 31, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets of approximately $5.1 million. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at December 31, 2009. The deferred tax position has been affected by several significant transactions in the past three years. These transactions included other-than-temporary impairment write-offs of certain investments and significant permanent differences between accounting and tax income such as non-taxable municipal security income, which securities have been sold and replaced with assets which will generate taxable income in the future, and certain specific expenditures not expected to reoccur. As a result, the Company is in a cumulative net loss position (pretax income (loss) for a three year period adjusted for permanent items) as of December 31, 2009.  However, under the applicable accounting guidance, the Company has concluded that it is “more likely than not” that the Company will be able to realize its deferred tax assets based on the non-recurring nature of these items and the Company’s expectation of future taxable income.  In the future, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the establishment of a valuation allowance for a portion or all of the deferred tax asset.  The Company will continue to analyze the recoverability of its deferred tax assets quarterly.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a “passive investment company” (“PIC”) to hold and manage loans secured by real property.  PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institution’s parent from PICs are not taxable.  In August 2000, the Bank established a PIC, as a wholly-owned subsidiary, and beginning in October 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC.  A substantial portion of the Company’s interest income is now derived from the PIC, an entity that has been organized as a state tax exempt entity, and accordingly there is no provision for state income taxes in 2009 and 2008.

Federal tax returns for all years subsequent to 2006 remain open to examination.  For the Company’s principal state tax jurisdiction of Connecticut, tax returns for years subsequent to 2005 remain open to examination. There was $88 in interest and penalties paid during the year ended December 31, 2009.  There were no interest and or penalities paid during the year ended December 31, 2008. No accrued interest or penalties were recorded as of December 31, 2009 or December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

NOTE M – EMPLOYEE BENEFITS

PENSION PLAN:  The Bank has a noncontributory defined benefit pension plan (the “Plan”) that covers substantially all employees who have completed one year of service and have attained age 21.  The benefits are based on years of service and the employee’s compensation during the last five years of employment.  During the first quarter of 2005, the Bank’s pension plan was curtailed.  Prior to the Plan’s curtailment, the Bank’s funding policy was to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank determined to be appropriate from time to time.  Pursuant to the Merger Agreement with Union Savings Bank, all liabilities related to the Plan will be assumed by Union Savings Bank.  The actuarial information has been calculated using the projected unit credit method.

The following table sets forth the Plan’s funded status and amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 using a measurement date of December 31:

	2009	2008
Change in benefit obligation
Benefit obligation, beginning	$2,995,623	$3,270,153
Service Cost	-	-
Interest Cost	170,800	187,272

Actuarial gain (loss)	125,588	(19,938)
Benefits paid	(311,223)	(441,864)
Benefit obligation, ending	2,980,788	2,995,623

Change in plan assets:
Fair value of plan assets, beginning	1,994,714	3,242,172
Actual return on plan assets	434,634	(905,594)
Employer contribution	146,225	100,000
Benefits paid	(311,223)	(441,864)
Fair value of plan assets, ending	2,264,350	1,994,714
Funded status at end of year included
in accrued expenses and other liabilities	$(716,438)	$(1,000,909)

The accumulated benefit obligation was $2,980,788 and $2,995,623 at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, $1,577,075 and $1,791,798, respectively of net actuarial losses are included in accumulated other comprehensive loss.  The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 is $78,092.

	2009	2008
Components of net periodic benefit cost and other
amounts recognized in other comprehensive income:

Service cost	$-	$-
Interest cost	170,800	187,272
Expected return on plan assets	(172,415)	(206,533)
Amortization of unrealized loss	78,092	54,772
Net periodic benefit cost	76,477	35,511

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:

Net (gain) loss	(214,723)	1,037,417
Total recognized in net periodic
benefit cost and other comprehensive (income) loss	$(138,246)	$1,072,928

Weighted-average assumptions used to determine benefit obligations at December 31:

	2009	2008
Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2009	2008
Discount rate	6.00%	6.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

The pension expense for the Plan was $76,477 and $35,511 for the years ended December 31, 2009 and 2008, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on Plan assets of 7.50% each year.  In developing the expected long-term rate of return assumption, management evaluated input from its investment advisor and actuaries, including their review of asset class return expectations as well as long-term inflation assumptions.  Management anticipates that investments will continue to generate long-term returns averaging at least 7.50%.  Management regularly reviews the asset allocations and periodically rebalances investments when considered appropriate. Management continues to believe that 7.50% is a conservatively reasonable long-term rate of return on Plan assets.  Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Bank’s pension plan weighted average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

	Percentage of
	Plan Assets as of
	December 31,
Asset Category	2009	2008
Cash and receivables	8%	10%
Corporate debt and equity securities	67%	63%
Pooled funds/ Mutual funds	15%	8%
Government securities	10%	19%
Total	100%	100%

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. In accordance with FASB ASC 820, the fair value estimates are measured within the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The fair value of the Company’s pension plan assets at December 31, 2009 by asset category are listed in the table below.

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$107,019	$107,019	$-	$-
Certificates of Deposit	80,307	80,307	-	-
Equity Securities
U.S. Companies	921,152	921,152	-	-
International Companies	188,540	188,540	-	-
Equity Mutual Funds
U.S. Companies	60,671	60,671	-	-
International Companies	289,636	289,636	-	-
Corporate Bonds	398,752	-	398,752	-
U.S. Government Agency Obligations	218,273	218,273	-	-
Total Investments	$2,264,350	$1,865,598	$398,752	$-

Cash and Cash equivalents: Carrying value is assumed to represent fair value for cash and short-term investments.

Certificates of Deposits:  Carrying value is assumed to represent fair value for certificates of deposit.

Equity Securities:   Included in this category are exchange-traded common and preferred shares invested in the retail, energy, financial, health care, industrial, technology, materials and utility sectors. The fair value of the securities are based on quoted market prices of identical securities in active markets and, therefore, are classified as Level 1 in the fair value hierarchy.

Equity Mutual Funds:   Fair value of the fund is based upon the fair value of the underlying equity securities. The fair value of the underlying equity securities are based on quoted market prices of identical securities in active markets and, therefore, are classified as Level 1 in the fair value hierarchy.

Corporate Bonds:   Included in this category are investments in corporate bonds where the fair values are estimated by using pricing models (i.e. matrix pricing) with observable market inputs including recent transactions and/or benchmark yields or quoted prices of securities with similar characteristics and are, therefore, classified within Level 2 of the valuation hierarchy.

U.S. Government Agency Obligations:   Included in this category are government agency obligations. The U.S. government obligations are measured at fair value based on quoted prices for identical securities in active markets are classified as Level 1 of the fair value hierarchy.

The purpose of the pension investment program is to provide the means to pay retirement benefits to participants and their beneficiaries in the amounts and at the times called for by the Plan.  Plan benefits were frozen effective May 1, 2005.  The Bank made a contribution of $146,225 and $100,000 to the Plan during 2009 and 2008, respectively.  Contributions of $54,167 are anticipated to be made in 2010.

Plan assets are diversified and invested in accordance with guidelines established by the Bank’s Compensation and Trust Committees.  The portfolio is managed according to a standard Growth and Income Investment Objective model.  The target asset allocation is 60% equity and 40% fixed income exposure.  Rebalancing takes place when the investment mix varies more than 5% of its Investment Objective model.  Equity plan assets are further diversified in investment styles ranging from large cap, mid cap, small cap and international. Individual corporate, government agency and municipal bonds/notes, fixed income mutual funds and exchange traded funds, as well as certificates of deposits, provide fixed income for the plan and are diversified by type, credit quality and duration.  The fixed income investments are laddered by maturity in order to mitigate interest rate sensitivity and income fluctuations over time.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2010	$178,000
2011	$175,000
2012	$172,000
2013	$169,000
2014	$165,000
2015-2019	$704,000

EMPLOYEE SAVINGS PLAN:  The Bank offers an employee savings plan under section 401(k) of the Internal Revenue Code.  Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the years ended December 31, 2009 and 2008, the Bank made matching contributions equal to 50% of participant contributions up to the first 6% of pre-tax compensation of a contributing participant. The Bank also made a contribution of 3% of pre-tax compensation for all eligible participants regardless of whether the participant made voluntary contributions to the 401(k) plan.  Participants vest immediately in both their own contributions and the Bank’s contributions.  Employee savings plan expense was $292,457 and $273,483 for 2009 and 2008, respectively.  Pursuant to the Merger Agreement with Union Savings Bank, this plan will be terminated and replaced with Union Savings Bank 401(k) plan.  All employees will be eligible for participation in the employee savings 401(k) plan with Union Savings Bank.

OTHER BENEFIT PLANS: Beginning in 1996, the Company offered directors the option to defer their directors’ fees.  If deferred, the fees are held in a trust account with the Bank.  The Bank has no control over the trust.  The fair value of the related trust assets and corresponding liability of $112,453 and $93,234 at December 31, 2009, and 2008, respectively are included in the Company’s balance sheet.  During 2005, the plan was amended to cease the deferral of any future fees.

In 2000, the Bank adopted a long-term incentive compensation plan for its executive officers and directors.  Under this plan, officers and directors are awarded deferred incentive compensation annually based on the earnings performance of the Bank.  Twenty percent of each award vests immediately and the remainder vests ratably over the next four years; however, awards are immediately vested upon change of control of the Bank, or when the participants reach their normal retirement date or early retirement age, as defined.  In addition, interest is earned annually on the vested portion of the awards.  Upon retirement, the participants’ total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen years for executive officers and ten years for directors.  For the years ended December 31, 2009 and 2008, $89,279 and $53,001, respectively, were charged to operations under this plan.  The related liability, of $550,754 and $465,237 at December 31, 2009 and 2008, respectively, is included in accrued expenses and other liabilities.  At December 31,

2009 and 2008, there were no unvested benefits earned under this plan.  Pursuant to the Merger Agreement with Union Savings Bank, all accrued liabilities under this plan will be paid to participants prior to the Merger.

In 2005, the Bank established an Employee Stock Ownership Plan (“ESOP”), for the benefit of its eligible employees.  The ESOP invests in the stock of the Company providing participants with the opportunity to participate in any increases in the value of Company stock.  Under the ESOP, eligible employees, which represent substantially all full-time employees, are awarded shares of the Company’s stock which are allocated among participants in the ESOP in proportion to their compensation.  The Board determines the total amount of compensation to be awarded under the ESOP. That amount of compensation divided by the fair value of the Company’s shares at the date the shares are transferred to the ESOP determines the number of shares contributed to the ESOP. Dividends are allocated to participant accounts in proportion to their respective shares.  For the years ended December 31, 2009 and 2008, there were no expenses incurred under the ESOP.  No shares were contributed to the ESOP during 2009 or 2008.  Under the terms of the ESOP, the Company is required to repurchase shares from participants upon death or termination.  The fair value of shares subject to repurchase at December 31, 2009 is less than $25,000.  Pursuant to the Merger Agreement with Union Savings Bank, the ESOP will be terminated and participants payouts will be based upon the $15 per share price as indicated in the Merger Agreement.

Effective January 1, 2006, the Bank entered into supplemental retirement agreements with three of the Bank’s Senior Officers.  At December 31, 2009 and 2008, accrued supplemental retirement benefits of $531,600 and $377,000, respectively, are recognized in the Company’s balance sheet related to these plans.  Upon retirement, the plans provide for payments to these individuals ranging from 10% to 25% of the three-year average of the executive’s compensation prior to retirement for the life expectancy of the executive at the retirement date.  Pursuant to the Merger Agreement with Union Savings Bank, any unvested benefits will immediately vest and will be honored by Union Savings Bank.

The Bank has an investment in, and is the beneficiary of, life insurance policies on the lives of certain current and former directors and officers.  The purpose of these life insurance investments is to provide income through the appreciation in cash surrender values of the policies, which is used to offset the costs of the long-term incentive compensation plan as well as other employee benefit plans.  These policies have aggregate cash surrender values of approximately $10,809,000 and $10,417,000 at December 31, 2009 and 2008, respectively.  These assets are unsecured and are maintained with four insurance carriers.

The Company has agreements with certain members of senior management which provide for cash severance payments equal to two times annual compensation for the previous year, upon involuntary termination or reassignment of duties inconsistent with the duties of a senior executive officer, within 24 months following a “change in control” (as such terms are defined in the agreements).  In addition, the agreements provide for the continuation of health and other insurance benefits for a period of 24 months following a change in control.  The Company has similar agreements with other members of management which provide for cash severance of six months annual compensation if termination or reassignment of duties occurs within six months following a change of control, and provide for the continuation of health and other insurance benefits for a period of six months following a change in control.  Pursuant to the Merger Agreement with Union Savings Bank, such benefit plans will be honored by Union Savings Bank.

The Company has agreements under split-dollar life insurance arrangements with certain members of management which provide for the payment of fixed amounts to such individual’s beneficiaries.  In conjunction with the adoption of guidance issued by the FASB on January 1, 2008, the Company recorded an increase to accrued expenses of $12,272 related to these agreements.  At December 31, 2009 and 2008, $42,052 and $41,431, respectively, is included in accrued expenses related to these agreements.  Pursuant to the Merger Agreement with Union Savings Bank, such benefit plans will be honored by Union Savings Bank.

NOTE N – SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

There were no stock dividends declared in 2009 and 2008.

On December 12, 2008 the Company issued Fixed-Rate Cumulative Perpetual Preferred Stock to the U. S. Department of the Treasury for $10 million in a private placement exempt from registration.  The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the U. S. Treasury to appropriate funds to eligible financial institutions participating in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  The capital investment included the issuance of preferred shares of the Company and a warrant to purchase common shares pursuant to a Letter Agreement and a Securities Purchase Agreement (collectively the “Agreement”).  The dividend rate of 5% increases to 9% after the first five years. Dividend payments are made on the 15th day of February, May, August and November of each year.  The warrant allows the holder to purchase up to 199,203 shares of the Company’s common stock over a 10-year period at an exercise price per share of $7.53.  The preferred shares and the warrant qualify as Tier 1 regulatory capital. The Agreement subjects the Company to certain restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

The Company recorded the total $10 million of the preferred shares and the warrant at their relative fair values of $9,716,000 and $284,000, respectively.  The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method with a corresponding adjustment to accumulated deficit.

The Company cannot increase the quarterly common stock dividend above $.15 per share without the consent of the Treasury until the third anniversary of the date of the investment, or December 12, 2011, unless prior to such third anniversary the senior preferred stock is redeemed in whole or the Treasury has transferred all of the senior preferred stock to third parties.

The following is information about the computation of net loss per share for the years ended December 31, 2009 and 2008.  Shares outstanding include all shares contributed to the ESOP as all such shares have been allocated to the participants.

	For the Year Ended December 31, 2009
	Net		Per Share
	Loss	Shares	Amount
Basic Net Loss Per Share
Loss available to common stockholders	$(1,758,375)	2,356,875	$(0.75)
Effect of Dilutive Securitites
Options outstanding	-	-	-
Diluted Net Loss Per Share
Loss available to common stockholders plus assumed conversions	$(1,758,375)	2,356,875	$(0.75)

	For the Year Ended December 31, 2008
	Net		Per Share
	Loss	Shares	Amount
Basic Net Loss Per Share
Loss available to common stockholders	$(4,516,773)	2,362,897	$(1.92)
Effect of Dilutive Securities
Options outstanding	-	-	-
Diluted Net Loss Per Share
Loss available to common stockholders plus assumed conversions	$(4,516,773)	2,362,897	$(1.92)

For the years ended December 31, 2009, there are no options outstanding. The effect of stock options was not considered because the effect would have been anti-dilutive for the year ended December 31, 2008.

NOTE O – STOCK COMPENSATION PLANS

At December 31, 2008, the Company had one fixed option plan and restricted stock plan, which are described below.

RESTRICTED STOCK PLAN:  During 2007, the Company approved a restricted stock plan (the “2007 Plan”) for senior management. The 2007 Plan provides that up to 25,000 shares of Common Stock may be issued to the Company’s Executive Officers and other key employees.  These awards vest in five equal installments on the annual anniversary dates of the grant or earlier, if the senior manager ceases to be a senior manager for any reason other than cause, for example, retirement.  As all shares have been issued at date of grant, the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.  The senior managers are not required to pay any consideration to the Company for the restricted stock awards. The Company measures the fair value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant.  For the years ended December 31, 2009 and 2008, $9,176 and $8,412, respectively, were recognized as compensation expense under the 2007 Plan.  At December 31, 2009, unrecognized compensation cost of $28,296 related to these awards is expected to vest over a weighted average period of 4 years; however, as a result of the Merger described in Note A, such awards will become fully vested upon consummation of the Merger.

A summary of unvested shares as of and for the year ended December 31, 2009 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested shares, beginning of year	3,500	$13.11
Shares granted during the year	-	-
Shares vested during the year	-	-
Unvested shares, end of year	3,500	$13.11

STOCK OPTION PLAN FOR OFFICERS AND OUTSIDE DIRECTORS

A stock option plan for officers and outside directors was approved by the shareholders during 1994.  The price and number of options in the plan have been adjusted for all stock dividends and splits.

The stock option plan for directors automatically granted each director an initial option of 3,721 shares of the Company’s common stock.  Automatic annual grants of an additional 631 shares for each director were given for each of the four following years.

The stock option plan for officers grants options based upon individual officer performance.

Under both the director and officer plans, the price per share of the option is the fair market value of the Company’s stock at the date of the grant.  No option may be exercised until 12 months after it is granted at which time options fully vest.  Options are exercisable for a period of ten years from the grant thereof.

Activity in the option plan for officers and outside directors for 2009 and 2008 is summarized as follows:  (The number of shares and price per share have been adjusted to give retroactive effect to all stock dividends and splits.)

	2009		2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share
Options outstanding at the beginning of the year	5,434	$11.93	7,327	$11.64
Granted	-	-	-	-
Exercised	-	-	1,893	10.82
Cancelled	5,434	-	-	-
Options outstanding and exercisable at end of year	-	-	5,434	$11.93

Shares reserved for issuance of common stock under all the option plans is equal to the amount of options outstanding at the end of 2009 or 0.

There was no intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008.  The intrinsic value of options exercised during both years ended December 31, 2009 and 2008 was $0.

NOTE P – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances.  The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained net profits for the preceding two years.  As of December 31, 2009, the Bank had retained earnings of approximately $31,676,000, of which there was no undistributed net income available for distribution to the Company as dividends.

Under Federal Reserve regulation, the Bank is also limited in the amount it may loan to the Company, unless such loans are collateralized by specified obligations.  At December 31, 2009, the amount available for transfer from the Bank to the Company in the form of loans is limited to 10% of the Bank’s capital stock and surplus.

NOTE Q – COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers.  These instruments include commitments to extend credit and unused lines of credit and expose the Bank to credit risk in excess of the amounts recognized in the balance sheets.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless.  The Bank uses the same credit policies in making off-balance-sheet commitments and conditional obligations as it does for on-balance-sheet instruments.  Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.  Total credit exposures at December 31, 2009 and 2008 related to these items are summarized below:

	2009	2008
	Contract Amount	Contract Amount
Loan and lease commitments:
Approved loan and lease commitments	$12,984,000	$18,336,000
Unadvanced portion of:
Construction loans	7,907,000	13,979,000
Commercial lines of credit	57,299,000	76,817,000
Home equity lines of credit	33,932,000	34,932,000
Overdraft protection and other consumer lines	221,000	961,000
Credit cards	5,146,000	3,618,000
Standby letters of credit	1,148,000	2,173,000
	$118,637,000	$150,816,000
Loan and lease commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral for loans is primarily residential property.  Collateral for leases is primarily equipment.  Interest rates on the above are primarily variable.  Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  No liability related to guarantees was required to be recorded at December 31, 2009 and 2008.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings which arose during the course of business and are pending against the Company.  Management believes the ultimate resolution of these actions and the liability, if any, resulting from such actions will not materially affect the financial condition or results of operations of the Company.

NOTE R – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2009 and 2008, the Bank paid approximately $7,000 and $8,500, respectively, for legal fees to companies, the principals of which are Directors of the Company.

NOTE S – REGULATORY CAPITAL

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Management believes that as of December 31, 2009, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill.  Total capital includes the allowance for loan and lease losses (up to a certain amount), perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Trust preferred securities are currently considered regulatory capital for purposes of determining the Company’s Tier I capital ratios.   Risk adjusted assets are assets adjusted for categories of on and off-balance sheet credit risk.

As of December 31, 2009 the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There were no conditions or events since that notification that management believes have changed the Bank’s category.

As of December 31, 2008 the most recent notification from the OCC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  Due to the increased provision for loan and lease losses as well as the OTTI losses, as of December 31, 2008 the Bank was not considered well capitalized.  During the first and second quarters of 2009 the Company contributed $4,000,000 and $1,500,000, respectively, in capital to the Bank.  As a result of this action, as of March 31, 2009 and thereafter, the Bank met all conditions to be considered well capitalized.  There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios compared to required regulatory amounts and ratios are presented below:

			Minimum Required		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Purposes
As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio

The Company
Total Capital to Risk Weighted Assets	$43,804,000	11.50%	$30,472,000	8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	39,029,000	10.25%	15,231,000	4%	N/A	N/A
Tier I Capital to Average Assets	39,029,000	7.34%	21,269,000	4%	N/A	N/A

The Bank
Total Capital to Risk Weighted Assets	$42,100,000	11.09%	$30,370,000	8%	$37,962,000	10%
Tier I Capital to Risk Weighted Assets	37,336,000	9.83%	15,193,000	4%	22,789,000	6%
Tier I Capital to Average Assets	37,336,000	7.02%	21,274,000	4%	26,593,000	5%

			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Purposes
As of December 31, 2008:	Amount	Ratio	Amount	Ratio	Amount	Ratio

The Company
Total Capital to Risk Weighted Assets	$43,361,000	11.74%	$29,548,000	8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	39,662,000	10.74%	14,772,000	4%	N/A	N/A
Tier I Capital to Average Assets	39,662,000	7.85%	20,210,000	4%	N/A	N/A

The Bank
Total Capital to Risk Weighted Assets	$34,778,000	9.43%	$29,504,000	8%	$36,880,000	10%
Tier I Capital to Risk Weighted Assets	31,079,000	8.43%	14,747,000	4%	22,120,000	6%
Tier I Capital to Average Assets	31,079,000	6.10%	20,380,000	4%	25,475,000	5%

NOTE T - CERTAIN SUPERVISORY MATTERS

On November 9, 2009, the Bank entered into a Formal Agreement (the “Agreement”) with the OCC.  The Agreement is a remedial supervisory action with provisions intended to improve the Bank’s condition and operations.  While not punitive, the Agreement provides a framework for addressing identified problems, documenting remedial efforts, and preventing the recurrence of similar problems so that the Bank’s condition will improve and no longer to be considered to be troubled.  Management and the Board are of the opinion that compliance with the Agreement is in the best interest of the Bank but will require sustained effort and management resources.

To coordinate its compliance efforts pursuant to the Agreement, the Board of the Bank appointed a Compliance Committee consisting primarily of independent Directors.  The Compliance Committee met, at least monthly to monitor and report the Bank’s progress to the Board.  The Board reviewed the Bank’s liquidity plans, capital plans, strategic plans, and management and staffing plans and provided copies of such plans to the OCC along with copies of the reports of the Compliance Committee and other relevant information.  The Board assessed the adequacy of the Bank’s management and staffing needs to assure that the Bank is well managed and well staffed.  The Bank also notified the OCC regarding any proposed changes in the Board, executive management or staff or changes in their duties or responsibilities.

Pursuant to the Agreement, the Bank did not utilize brokered deposits without appropriate FDIC and OCC authorization.  In this regard, the only deposits currently utilized by the Bank which could be characterized as “brokered deposits” are deposits obtained through the CDARS program.  The Agreement with the OCC does not preclude the Bank from participating in the CDARS program and the Bank has requested authorization from the FDIC to continue to participate in such program.  The Bank has approximately $20.5 million in CDARS deposits, of which $13 million matured in January 2010.

The Agreement further required the Bank to enhance its credit risk management program within the Bank’s loan and lease functions and to develop and adhere to policies designed to enhance risk rating and risk monitoring.  In addition, the Bank agreed to take appropriate action to improve and maintain asset quality.  The Bank prepared written evaluations of and programs for collecting any loans greater than $750,000 that are subject to criticism, regularly review such loans, and only extend additional credit on such loans if the Bank determines and documents that it is consistent with the Bank’s plan to collect the loan or strengthen the assets underlying the loan and the action is necessary to protect the Bank’s interests.  In addition, the Bank enhanced and documented the programs it uses to evaluate, maintain, and document the adequacy of the Allowance for Loan and Lease Losses, which enhanced programs were utilized in the evaluation of the Allowance for Loan and Lease Losses for the third and fourth quarters of 2009, and the Bank provided a copy of this program and documentation to the OCC.

The Agreement precludes the Bank from growing at a rate greater than 5% on an annual basis.  In addition to updating its capital plan with appropriate contingencies, the Agreement would preclude the payment of any dividends inconsistent with the capital plan or applicable law and without written non-objection by the OCC.  The Merger Agreement with Union Savings Bank precludes the payment of dividends to the shareholders of the Company’s common stock pending consummation of the merger.

The Bank understands that the Agreement with the OCC will remain in place so long as the Bank remains subject to OCC supervision or until such time as the Agreement is terminated by the OCC, which will generally not occur until the issues, which were the basis of the Agreement, have been corrected and verified through an examination and until there is no basis for supervisory concern.  Failure to comply with the Agreement could result in more serious supervisory action by the OCC with respect to the Bank, its officers, or directors.

In addition to the Agreement, the Bank has been notified that the OCC will require the Bank to achieve and maintain the following capital ratios by no later than March 31, 2010:

•
Total risk-based capital at least equal to twelve percent (12%) of risk-weighted assets (as compared with 11.09% maintained by the Bank at December 31, 2009 and 10% generally required of well-capitalized banks);

•	Tier 1 capital at least equal to ten percent (10%) of risk-weighted assets (as compared with 9.83% maintained by the Bank at December 31, 2009 and 6% generally required of well-capitalized banks); and

•	Tier 1 capital at least equal to eight percent (8%) of adjusted total assets (as compared with 7.02% maintained by the Bank at December 31, 2009 and 5% generally required of well-capitalized banks).

The Bank expects to consummate its Merger with and into Union Savings Bank shortly after March 31, 2010.  The Bank has submitted to the OCC contingency plans to address compliance with the capital requirements should the Merger not be consummated.

NOTE U – FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

Effective January 1, 2008, the Company adopted FASB ASC 820-10, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  As defined in FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income, and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy described in Note A.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value in accordance with guidance issued by the FASB is set forth below.

Cash and Due From Banks, Federal Funds Sold, Accrued Interest Receivable, Accrued Interest Payable, Collateralized Borrowings, and Short-term Borrowings:  These assets and liabilities are short-term, and therefore, book value is a reasonable estimate of fair value.  These financial instruments are not carried at fair value on a recurring basis.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock, and Other Restricted Stock:  Such stock is estimated to equal the carrying value, due to the historical experience that these stocks are redeemed at par.  These financial instruments are not carried at fair value on a recurring basis.

Available-for-Sale and Held-to-Maturity Securities:  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include U.S. Treasury securities and certain equity securities that are traded in an active exchange market.  If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include U.S. Government agency and sponsored agency bonds, mortgage-backed and debt securities, state and municipal obligations, corporate and other bonds and equity securities in markets that are not active, and certain collateral dependent loans.  Available-for-sale securities are recorded at fair value on a recurring basis, and held-to-maturity securities are only disclosed at fair value.  Securities measured at fair value in Level 3 include certain collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels.

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

Mortgage Servicing Rights:  The fair value of mortgage servicing rights is estimated using a discounted cash flow model that applies current estimated prepayments derived from the mortgage-backed securities market and utilizes a discount rate based on the current 10-year U.S. Treasury rate adjusted for observable credit spreads.  The Company does not record mortgage servicing rights at fair value on a recurring basis.

Interest rate swap derivatives:  The fair value of the Bank’s interest rate swap derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these derivative instruments as Level 2 within the fair value hierarchy.  The Company also considers the credit worthiness of the counterparty for assets and the credit worthiness of the Company for liabilities.

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

Long-term debt:  The fair value of long-term debt is estimated using a discounted cash flow calculation that applies current interest rates for borrowings of similar maturity to a schedule of maturities of such advances.  Long-term debt is not recorded at fair value on a recurring basis.  The Company considers its credit worthiness in determining the fair value of its debt.

Off-balance-sheet instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.  Off-balance sheet instruments are not recorded at fair value on a recurring basis.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value.

The Company uses models when quotations are not available for certain securities or in markets where trading activity has slowed or ceased.  When quotations are not available and are not provided by third party pricing services, management’s judgment is necessary to determine fair value.  In situations involving management judgment, fair value is determined using discounted cash flow analysis or other valuation models which incorporate available market information, including appropriate benchmarking to similar instruments, analysis of default and recovery rates, estimation of prepayment characteristics, and implied volatilities.

Fair Value Measurements at December 31, 2009, Using

	December 31, 2009 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Available-for-sale securities
Debt Securities:
U.S. Treasury securities	3,127,188	3,127,188	-	-
U.S. Government Agency securities	23,069,900	-	23,069,900	-
State and Municipal obligations	3,003,360	-	3,003,360	-
Trust Preferred Securities - OTTI (1)	863,254	-	-	863,254
	30,063,702	3,127,188	26,073,260	863,254
Mortgage-Backed Securities:
GNMA	451,673	-	451,673	-
FNMA	27,877,297	-	27,877,297	-
FHLMC	19,955,597	-	19,955,597	-
	48,284,567	-	48,284,567	-

Marketable Equity Securities	17,063,436	17,063,436	-	-

Total Available-for-sale securities	$95,411,705	$20,190,624	$74,357,827	$863,254

Interest rate swaps	$117,545	$-	$117,545	$-

(1)	Net of other-than-temporary impairment writedowns recognized in earnings, other than such noncredit- related amounts reclassified on April 1, 2009.

Fair Value Measurements at December 31, 2008, Using

	December 31, 2008 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Available-for-sale securities
Debt Securities:
U.S. Treasury securities	3,218,450	3,218,450	-	-
U.S. Government Agency securities	26,562,377	-	26,562,377	-
State and Municipal obligations	19,632,432	-	19,632,432	-
Trust Preferred Securities - OTTI (2)	493,615	-	493,615	-
	49,906,874	3,218,450	46,688,424	-
Mortgage-Backed Securities:
GNMA	9,487,835	-	9,487,835	-
FNMA	35,879,729	-	35,879,729	-
FHLMC	15,195,764	-	15,195,764	-
	60,563,328	-	60,563,328	-

Marketable Equity Securities	3,015,999	1,970,121	1,045,878	-

Total Available-for-sale securities	$113,486,201	$5,188,571	$108,297,630	$-

(2)	Net of other-than-temporary impairment writedowns recognized in earnings.

As of December 31, 2009, U.S. Treasury securities and two equity securities, with carrying values of $20,190,624 are the only assets whose fair values are measured on a recurring basis, using Level 1 inputs (active market quotes).  At December 31, 2008, U.S. Treasury securities and one equity security with carrying values of $5,188,571 are the only assets whose fair values are measured on a recurring basis using Level 1 inputs.

The fair values of U. S. Government and agency mortgaged-backed securities and debt securities, State and Municipal obligations, and certain equity securities are measured on a recurring basis using Level 2 inputs of observable market data on similar securities.  As of December 31, 2009 and 2008, the carrying values of these securities totaled $74,357,827 and $108,297,630, respectively.

At December 31, 2009, trust preferred securities, with carrying values of $863,254 are the only assets whose fair values are measured on a recurring basis, using Level 3 inputs (unobservable quotes).   As of December 31, 2008 Trust preferred securities were recorded as Level 2 inputs as shown in the reconciliation in the following table.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

December 31, 2009
Balance at beginning of year	$-

Increase in fair value of securities included in other comprehensive loss	369,639
Transfers to level 3 - Trust Preferred securities	493,615

Balance at end of year	$863,254

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2009
		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired Loans (1)	$10,939,719	$-	$-	$10,939,719

Mortgage servicing rights (2)	$291,500	$-	$291,500	$-

Loans held for sale	$80,000	$-	$80,000	$-

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value.
(2)	Represents carrying value which is fair value at inception adjusted for amortization over the period of expected servicing income.

	December 31, 2008
		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired Loans (1)	$3,271,452	$-	$694,650	$2,576,802

Mortgage servicing rights (2)	$96,172	$-	$96,172	$-

Loans held for sale	$1,013,216	$-	$1,013,216	$-

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value.
(2)	Represents carrying value which is fair value at inception adjusted for amortization over the period of expected servicing income.

The following details the non-financial assets that are carried at fair value and measured at fair value on a non-recurring bases as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine the fair value:

December 31, 2009
		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
Financial assets held at fair value	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Other real estate owned (1)	$312,000	$-	$312,000	$-

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value.

The Company has no other assets or liabilities carried at fair value or measured at fair value on a non-recurring basis.

The Fair Value Measurements guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  The Fair Value Measurements standard excludes certain financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The recorded book balances and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 are presented in the following table.  The estimated fair value amounts for December 31, 2009 and 2008 have been measured as of the end of the respective periods and have not been revaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to those respective reporting dates may be different than amounts reported at period-end.

	2009		2008
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value

Financial Assets:
Cash and due from banks	$26,798,671	$26,798,671	$9,238,783	$9,238,783
Available for sale securities	95,411,705	95,411,705	113,486,201	113,486,201
Held to maturity securities	14,501	14,920	16,550	16,553
Federal Home Loan Bank Stock	5,427,600	5,427,600	5,427,600	5,427,600
Federal Reserve Bank Stock	225,850	225,850	225,850	225,850
Other restricted stock	105,000	105,000	100,000	100,000
Loans held for sale	80,000	80,000	1,013,216	1,013,216
Loans and leases, net	370,617,392	381,143,587	366,392,079	365,191,872
Accrued interest receivable	1,665,569	1,665,569	2,262,918	2,262,918
Interest rate swaps	117,545	117,545	-	-
Mortgage servicing rights	291,500	366,386	96,172	96,365

Financial Liabilities:
Savings deposits	62,810,282	62,810,282	58,582,376	58,582,376
Money market and demand deposits	163,591,232	163,591,232	162,633,387	162,633,387
Time certificates of deposit	142,769,273	143,690,055	122,110,861	122,607,975
Federal Home Loan Bank advances	69,000,000	70,430,291	81,608,000	86,044,755
Repurchase agreements with
financial institutions	22,500,000	23,175,783	26,450,000	26,316,528
Repurchase agreements with customers	20,615,947	20,615,947	18,222,571	18,222,571
Subordinated debt	10,104,000	10,104,000	10,104,000	10,104,000
Accrued interest payable	468,202	468,202	611,829	611,829
Collateralized borrowings	-	-	1,375,550	1,375,550

Loan and lease commitments, rate lock derivative commitments, and other commitments, on which the committed interest rate is less than the current market rate, are insignificant at December 31, 2009 and 2008.

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans, leases, and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

NOTE V – INTEREST RATE SWAPS AND DERIVATIVE INSTRUMENTS

The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating rate debt into fixed rate debt. This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates.  On February 2, 2009, the Company entered into two interest rate swap agreements through March of 2014 and 2019, respectively; however, the settlements under the swaps commenced March 30, 2009. Payments under the swap agreements will continue on the 30th of each quarter end.  The Company is accounting for the interest rate swap agreements as effective cash flow hedges. The notional principal amounts of these swaps were $6,800,000 and $3,000,000 and the variable interest rate amounts on related debt were swapped for effective fixed rates of 5.79% and 4.86%, respectively.  These swaps are designated as cash flow hedges and qualify for hedge accounting treatment in accordance with the Derivatives and Hedging Topic issued by the FASB.

In accordance with this guidance, the Company’s derivative instruments are recorded as assets or liabilities at fair value.  Changes in fair value derivatives that have been designated as cash flow hedges are included in “Unrealized gains (losses) on cash flow hedges” as a component of other comprehensive income to the extent of the effectiveness of such hedging instruments.  Any ineffective portion of the change in fair value of the designated hedging instruments would be included in the Consolidated Statements of Income in interest (income) expense.  No such adjustment to income to reflect hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2009, and management does not anticipate the recognition of any such adjustment to income throughout the terms of the swaps.  Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statements of Income in the period the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve the fixed rate on the debt.

Over the next twelve months, the Company estimates that an additional $216,944 will be reclassified as an increase to interest expense.

The gross carrying values of the interest rate contracts as of December 31, 2009 totaled $117,545 and were recorded in other assets on the Consolidated Balance Sheets.  For the year ended December 31, 2009, the amount of income recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the condensed Consolidated Balance Sheets was  $77,580.  For the year ended December 31, 2009, there were no losses on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive loss into interest expense of the Consolidated Statement of Operations.  These interest rate swap agreements contain no credit-risk-related contingency features.  Associated with these swaps, as of December 31, 2009, the Company was required to post collateral with a fair value totaling $300,000 to cover the estimated peak exposure of these swaps.  No additional collateral is or will be required to be posted.

NOTE W – OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the following at December 31, 2009 and 2008:

	2009	2008
Unrealized gains on available for sale securities, net of taxes	$(382,716)	$(158,088)
Unfunded pension liability, net of taxes	1,040,871	1,182,586
Unrealized holding losses on cash flow hedges, net of taxes	(77,580)	-
Temporary impairments, net of taxes	1,406,905	-
	$1,987,480	$1,024,498

Other comprehensive income (loss) for the years ended December 31, 2009 and 2008 is as follows:

	2009
	Before- Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$1,185,490	$(403,068)	$782,422
Less: reclassification adjustment for gains recognized in net loss	465,737	(158,351)	307,386
Unrealized holding gain on available for sale securities, net of taxes	719,753	(244,717)	475,036
Unrealized holding gain on cash flow hedges	117,545	(39,965)	77,580
Net pension gain	214,723	(73,005)	141,715
Total other comprehensive income, net of taxes	$1,052,021	$(357,687)	$694,331

	2008
	Before- Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(7,479,430)	$2,543,006	$(4,936,424)
Less: reclassification adjustment for losses recognized in net income	8,884,860	(3,020,852)	5,864,008
Unrealized holding gain on available for sale securities, net of taxes	1,405,430	(477,846)	927,584
Net pension loss	(1,037,417)	352,722	(684,695)
Total other comprehensive income, net of taxes	$368,013	$(125,124)	$242,889

NOTE X – FIRST LITCHFIELD FINANCIAL CORPORATION PARENT COMPANY ONLY FINANCIAL INFORMATION

FIRST LITCHFIELD FINANCIAL CORPORATION
Condensed Balance Sheets	December 31,
	2009	2008
Assets
Cash and due from banks	$1,335,046	$8,564,235
Investment in The First National Bank of Litchfield	39,390,607	33,682,942
Investment in the First Litchfield Statutory Trusts I, II	304,000	304,000
Other assets	599,490	408,973
Total Assets	$41,629,143	$42,960,150

Liabilities and Shareholder's Equity
Liabilities:
Subordinated Debt	$10,104,000	$10,104,000
Other liabilities	164,015	388,886
Total Liabilites	10,268,015	10,492,886
Shareholders' equity	31,361,128	32,467,264
Total Liabilities and Shareholders' Equity	$41,629,143	$42,960,150

Condensed Statements of Operations	Years Ended December 31,
	2009	2008
Dividends from subsidary	$-	$1,425,000
Other expenses, net	1,007,343	682,166
(Loss) income before taxes and equity in earnings of subsidiary	(1,007,343)	742,834
Income tax benefit	342,497	231,936
(Loss) income before equity in undistributed losses of subsidary	(664,846)	974,770
Equity in undistributed losses of subsidiary	(542,563)	(5,465,154)

Net loss	$(1,207,409)	$(4,490,384)

Condensed Statements of Cash Flows	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,207,409)	$(4,490,384)
Adjustments to reconcile net loss
to cash (used in) provided by operating activities:
Equity in undistributed losses of subsidiary	542,563	5,465,154
Other, net	(12,624)	100,477
Cash (used in) provided by operating activities	(677,470)	1,075,247

Cash flows from investing activities:
Investment in the First National Bank of Litchfield	(5,500,000)	(4,000,000)
Cash used in investing activities	(5,500,000)	(4,000,000)

Cash flows from financing activities:
Stock options exercised	-	20,482
Proceeds from issuance of preferred shares	-	10,000,000
Purchase of treasury shares	-	(227,098)
Dividends paid on common and preferred stock	(1,051,719)	(1,418,686)
Cash (used in) provided by financing activities	(1,051,719)	8,374,698
Net (decrease) increase in cash and due from banks	(7,229,189)	5,449,945
Cash and due from banks at the beginning of the year	8,564,235	3,114,290

Cash and due from banks at the end of the year	$1,335,046	$8,564,235

NOTE Y – SEGMENT REPORTING

Beginning in 2007, with First Litchfield Leasing Corporation fully operational, the Company has two operating segments for purposes of reporting business line results.  These segments are Community Banking and Leasing.  The Community Banking segment is defined as all the operating results of The First National Bank of Litchfield.  The Leasing segment is defined as the results of First Litchfield Leasing Corporation.  The following presents the operating results and total assets for the segments of First Litchfield Financial Corporation for the years ended December 31, 2009 and 2008.  The Company uses an internal reporting system to generate information by operating segment.  Estimates and allocations are used for noninterest expenses and income taxes.  The Company uses a matched maturity funding concept to allocate interest expense to First Litchfield Leasing Corporation.  The matched maturity funding concept utilizes the origination date and the maturity date of the lease to assign an interest expense to each lease.

	For the Year Ended
	December 31, 2009
	Community		Elimination	Consolidated
	Banking	Leasing	Entries	Total
Net interest income	$13,824,576	$1,506,363	$-	$15,330,939
Provision for loan and lease losses	3,547,169	122,040	-	3,669,209
Net interest income after provision for
loan and lease losses	10,277,407	1,384,323	-	11,661,730
Noninterest income	4,451,846	3,512	-	4,455,358
Noninterest expense	17,885,616	388,757	-	18,274,373
(Loss) income before income taxes	(3,156,363)	999,078	-	(2,157,285)
Income tax (benefit) provision	(1,415,041)	331,687	-	(1,083,354)
Noncontrolling interest	133,478	-	-	133,478
Net (loss) income	$(1,874,800)	$667,391	$-	$(1,207,409)
Total assets as of December 31, 2009	$489,473,237	$39,237,629	$(201,949)	$528,508,917

	For the Year Ended
	December 31, 2008
	Community		Elimination	Consolidated
	Banking	Leasing	Entries	Total
Net interest income	$14,274,471	$665,114	$-	$14,939,585
Provision for loan and lease losses	1,742,186	94,113	-	1,836,299
Net interest income after provision for
loan and lease losses	12,532,285	571,001	-	13,103,286
Noninterest (loss) income	(5,366,133)	4,028	-	(5,362,105)
Noninterest expense	14,970,593	369,556	-	15,340,149
(Loss) income before income taxes	(7,804,441)	205,473	-	(7,598,968)
Income tax (benefit) provision	(3,175,720)	63,261	-	(3,112,459)
Noncontrolling interest	3,875	-	-	3,875
Net (loss) income	$(4,632,596)	$142,212	$-	$(4,490,384)
Total assets as of December 31, 2008	$509,370,298	$23,089,258	$(201,949)	$532,257,607

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants of the Company during the 24 month period prior to December 31, 2009, or subsequently.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

The Company’s Management, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining, for the Company, adequate internal control over financial reporting, as such term is defined in Exchange act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.  There were no material weaknesses in the Company’s internal control over financial reporting identified by management.

The annual report does not include an attestation report of the Company’s independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

A Meeting of Stockholders of the Company was held on Friday, February 19, 2010 (the “Special Meeting”).  The results of the vote at the Special Meeting are as follows.

The proposal “To approve the Agreement and Plan of Merger by and among Union Savings Bank, First Litchfield Financial Corporation and The First National Bank of Litchfield dated as of October 25, 2009, and the transactions contemplated therein, pursuant to which a subsidiary of Union will merger with and into First Litchfield with First Litchfield being the surviving corporation, and First Litchfield will be dissolved, and The First National Bank of Litchfield will merge with and into Union Savings Bank, resulting in Union Savings Bank being the sole surviving entity” was approved by more than the required two-thirds of the shares outstanding by the following vote:

	Number of	Percent of	Percent of
	Shares	Shares Voted	Shares Outstanding

FOR:	1,879,774	91.0%	79.8%

AGAINST:	63,567	3.0%	2.7%

ABSTAIN:	126,525	6.0%	5.4%

A second proposal in the notice of the Special Meeting, “To consider and vote upon a proposal to approve one or more adjournments of the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting, or at any adjournment or postponement of that meeting, to approve the merger agreement,” was not voted upon because the required vote to approve the merger agreement had been obtained at the time of the Special Meeting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

The following sets forth the name and age of each director, the year in which their terms of office expire, the year in which each was first elected a director of the Company and the Bank, and the principal occupation and business experience of each during the past five (5) years:

	Positions Held with	Expiration Date
Name and Age	the Company	of Current Term

George M. Madsen (76)	Director of the Company	2010
	and of the Bank since 1988 (1)

Alan B. Magary (67)	Director of the Company	2010
	and of the Bank since 2002 (2)

William J. Sweetman (63)	Director of the Company	2010
	and of the Bank since 1990 (3)

Patricia D. Werner (63)	Director of the Company	2010
	and of the Bank since 1996 (4)

Patrick J. Boland (62)	Director of the Company	2011
	and of the Bank since 2006 (5)

John A. Brighenti (55)	Director of the Company	2011
	and of the Bank since 2006 (6)

Richard E. Pugh (66)	Director of the Company	2011
	and of the Bank since 2006 (7)

H. Ray Underwood (56)	Director of the Company	2011
	and of the Bank since 1998 (8)

Joseph J. Greco (59)	President and Chief Executive	2012
	Officer and Director of the Company
	and of the Bank since 2002

Perley H. Grimes, Jr. (65)	Director of the Company since	2012
	1988 and of the Bank since 1984 (9)

Gregory S. Oneglia (62)	Director of the Company	2012
	and of the Bank since 2002 (10)
________________
1.	Mr. Madsen is retired. He formerly served as President of Roxbury Associates.
2.	Mr. Magary is retired. He formerly served as principal of Magary Consulting Services through December 1999.
3.	Mr. Sweetman is the President and Owner of Dwan & Co., Inc.
4.	Ms. Werner is the head of the Washington Montessori Association, Inc.
5.	Mr. Boland is retired. He formerly served as a Managing Director of Credit Suisse Inc.
6.	Mr. Brighenti is Vice President of Avon Plumbing & Heating.
7.	Mr. Pugh is retired. He formerly served as President and Chief Executive Officer of New Milford Hospital.
8.	Mr. Underwood is Secretary and Treasurer of Underwood Services, Inc.
9.	Mr. Grimes is a Partner in the law firm of Cramer & Anderson.
10.	Mr. Oneglia is Vice-Chairman of O&G Industries, Inc. since 2000. Mr. Oneglia served as President of O&G Industries, Inc. from 1997 to 2000.

Director Independence

Each director other than Mr. Greco, President and Chief Executive Officer of the Company and the Bank, is “independent” in accordance with the independence standards of the NYSE AMEX.

Audit/Compliance and Security Committee

The current Audit/Compliance and Security Committee members are: Patrick J. Boland, John A. Brighenti, Alan B. Magary and H. Ray Underwood.  Each of the Audit/Compliance and Security Committee Members is an “independent director” under the NYSE AMEX Independence Standards.  The Board has determined that Patrick J. Boland is an “audit committee financial expert.”

Nominating Committee

The current Nominating Committee members, all of whom are “independent” in accordance with the independence standards of the NYSE AMEX, are: Perley H. Grimes, Jr., George M. Madsen, and H. Ray Underwood.

Stockholder Nominations

The Company’s Bylaws include procedures for nominations by stockholders.  A copy of the Company’s Bylaws is available by sending a written request to or by calling George M. Madsen, Secretary, 13 North Street, Litchfield, Connecticut 06759; (860) 567-8752.  There have been no changes to these procedures from those described in the proxy statement for the Company’s 2009 Annual Meeting.

Compensation Committee

The Compensation Committee of the Company and the Bank consists solely of independent directors, in accordance with the NYSE AMEX independence standards.  The current Committee members are: Alan B. Magary, Gregory S. Oneglia, Richard E. Pugh and Patricia D. Werner.  All compensation is paid by the Bank.

EXECUTIVE OFFICERS

The following table sets forth information concerning the current Executive Officers of the Company and/or the Bank.  Unless otherwise indicated, each person has held the same or a comparable position for the last five years.

Name and Age	Position Held with the Company and/or Bank

Joseph J. Greco (59)
President, Chief Executive Officer and Director of the Company and of the Bank since 2002. Prior to joining the Bank and Company, Mr. Greco served as President and Chief Executive Officer of Marketing Solutions from 1998 to 2002, and served as Senior Vice President of Hudson United Bancorp from 1993 to 1997.

Carroll A. Pereira (54)	Treasurer of the Company, Senior Vice President and Chief Financial Officer of the Bank since 1984.

Joelene A. Smith (51)
Senior Vice President and Operations Officer of the Bank since 2003. Prior to that, Ms. Smith served as Vice President of Operations and Information Systems and in similar capacities since her employment with the Bank in 1977.

Robert E. Teittinen (59)
Senior Vice President and Senior Loan Officer of the Bank since 2005. Prior to joining the Bank, Mr. Teittinen was a Senior Vice President with TD Banknorth and headed up their Waterbury Commercial Lending Unit from 2002 to 2005. He served as Vice President of Webster Bank from 1995 to 2002 and Vice President of Shawmut National Bank from 1989 to 1995.

Frederick F. Judd, III (45)
Senior Vice President and Senior Trust and Wealth Management Officer of the Bank since 2006. Prior to joining the Bank, Mr. Judd was a Senior Vice President and Regional Manager with Webster Financial Advisors from 2003 to 2006. He served as Vice President of Business Development of Webster Financial Advisors from 1999 to 2003. Prior to that, he served as Vice President and Managing Partner of Bookwalter & Associates from 1993 to 1999.

Matthew R. Robison (53)
Senior Vice President, Retail Banking of the Bank since 2008. Prior to joining the Bank, from 2000 to 2007, Mr. Robison was an Executive Vice President and Regional Executive at Sovereign Bank with responsibilities for retail administration in the Connecticut and Western Massachusetts markets.

There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the above directors has been selected as nominee.

There are no family relationships between any of the directors or any of the Executive Officers.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s Chief (Principal) Executive Officer and Chief (Principal) Financial Officer.  Such Code of Ethics may be obtained by any person, without charge, upon request, by writing to: Carroll A. Pereira, Treasurer, First Litchfield Financial Corporation, 13 North Street, Litchfield, CT 06759.

Pursuant to the Company’s written Code of Ethics and Conflicts of Interest Policy, all business dealings and transactions between the Company and its officers, directors, principal shareholders and employees or their related interests, must be conducted in an arm’s-length fashion.  Any consideration paid or received by the Company in such a transaction must be on terms and under circumstances that are substantially the same or as favorable as those prevailing at the time for comparable business dealings with unaffiliated third parties.  Related parties of the Company must fully disclose to the Board of Directors any personal interest they have in matters affecting the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that the Company’s directors, Executive Officers, and any person holding more than ten percent (10%) of the Company’s Common Stock file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock and that such individuals furnish the Company with copies of the reports.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during 2009 all of its Executive Officers and directors complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain information regarding the compensation paid to the Named Executive Officers of the Company for services rendered in all capacities during the fiscal year ended December 31, 2008 and 2009.  All compensation expense was paid by the Bank.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)(1)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Joseph J. Greco – President and Chief Executive Officer of the Bank and Company	2009	259,904		3,933			117,966	42,160	(2)	423,963
	2008	255,000		3,606			110,497	43,390	(3)	412,493

Frederick F. Judd III – Senior Vice President and Senior Trust and Wealth Management Officer of the Bank	2009	189,100		1,311				23,882	(4)	214,293
	2008	182,000		1,202				24,165	(5)	207,367

Carroll A. Pereira – Treasurer of the Company, Senior Vice President and Chief Financial Officer of the Bank	2009	132,500		1,311			21,280	21,748	(6)	176,839
	2008	130,000		1,202			19,603	22,378	(7)	173,183

______________________
1.	Amount represents an accrued expense associated with the supplemental employee retirement plan for the benefit of the Named Executive Officers.
2.
Amount includes the Bank’s payment of matching contribution to the Bank’s 401(k) plan for the benefit of the Named Executive Officer of $15,147.  Amount also includes fees paid to country clubs of $5,704, vehicle allowance of $1,709, medical insurance of $4,007, health savings account of $4,000, dental insurance of $742, life insurance of $540, long-term disability insurance of $558, executive life insurance of $5,770, and executive disability insurance of $3,983.

3.
Amount includes the Bank’s payment of matching contribution to the Bank’s 401(k) plan for the benefit of the Named Executive Officer of $14,550.  Amount also includes fees paid to country clubs of $6,361, vehicle allowance of $2,067, medical insurance of $3,644, health savings account of $5,000, dental insurance of $721, life insurance of $710, long-term disability insurance of $558, executive life insurance of $5,796, and executive disability insurance of $3,983.

4.
Amount includes the Bank’s payment of matching contribution to the Bank’s 401(k) plan for the benefit of the Named Executive Officer of $11,085.  Amount also includes medical insurance of $4,008, health savings account of $4,000, dental insurance of $742, life insurance of $540, long-term disability insurance of $558, executive life insurance of $2,475, and executive disability insurance of $474.

5.
Amount includes the Bank’s payment of matching contribution to the Bank’s 401(k) plan for the benefit of the Named Executive Officer of $10,637.  Amount also includes medical insurance of $3,644, health savings account of $5,000, dental insurance of $721, life insurance of $710, long-term disability insurance of $553, executive life insurance of $2,475, and executive disability insurance of $425.

6.
Amount includes the Bank’s payment of matching contribution to the Bank’s 401(k) plan for the benefit of the Named Executive Officer of $7,950.  This amount also includes medical insurance of $4,008, health savings account of $4,000, dental insurance of $742, life insurance of $540, long-term disability insurance of $403, executive life insurance of $3,032, and executive disability insurance of $1,073.
7.
Amount includes the Bank’s payment of matching contribution to the Bank’s 401(k) plan for the benefit of the Named Executive Officer of $7,800.  This amount also includes medical insurance of $3,644, health savings account of $5,000, dental insurance of $721, life insurance of $710, long-term disability insurance of $398, executive life insurance of $3,032, and executive disability insurance of $1,073.

Agreements with Named Executive Officers

There are no employment contracts between the Company and any of its Named Executive Officers.  There are Change in Control Agreements between the Bank and its Named Executive Officers.  These Change in Control Agreements provide that in certain instances, if the Named Executive Officer is terminated or reassigned within twenty-four (24) months following the occurrence of a change of control (as such term is defined in the Change in Control Agreements to include the Merger), then such Named Executive Officer shall be entitled to receive an amount as provided by such agreement equal to twenty-four (24) months’ salary, reasonable legal fees and expenses incurred by the Named Executive Officer as a result of such termination or reassignment, and continued participation in certain benefit plans.

More information regarding such Change in Control Agreements is provided below under “Change in Control Agreements”.

Agreements with Employees

While there are no employment contracts between the Company and any of its employees, there are change of control agreements between the Bank and those employees who have been employed by the Bank for more than ten years.  These agreements provide that in certain instances, if the employee is terminated or reassigned within six (6) months following the occurrence of a change of control (as such term is defined in the Change of Control Agreements to include the Merger), then such individual shall be entitled to receive an amount as provided by such agreement equal to six (6) months’ salary, reasonable legal fees and expenses incurred by the employee as a result of such termination or reassignment, and continued participation in certain benefit plans.

Because the Merger is deemed a change in control, Union will be obligated to honor the Change in Control Agreements.

2007 Restricted Stock Plan

On May 17, 2007, shareholders approved the 2007 Restricted Stock Plan (the “Restricted Stock Plan”). The Restricted Stock Plan provides that up to 25,000 shares of Common Stock may be issued to the Company’s Executive Officers and other key employees.  Shares vest in five (5) equal installments beginning on the first anniversary date of the grant, and annually thereafter.  Unvested shares will also immediately vest upon a change in control, death, or retirement.  No shares were issued in 2009.  As of December 31, 2009, unvested stock awards held by Named Executive Officers totaled 2,000.  All unvested shares held by the Executive Officers will vest upon the Merger and each will receive $15.00 for each share.

Outstanding Equity Awards at Fiscal Year-End

The  following  table sets forth  outstanding  option  awards and unvested stock awards held by the Company’s  Named  Executive  Officers  as of December  31,  2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph J. Greco	-	-	-	-		1,200	17,400	-	-
Frederick R. Judd, III	-	-	-	-		400	5,800	-	-
Carroll A. Pereira	-	-	-	-		400	5,800	-	-

The unvested stock awards vest in equal installments on February 12, 2010, 2011, 2012 and 2013 and will fully vest upon consummation of the Merger.

Option Exercises and Stock Vested

No stock options were exercised by Named Executive Officers during the fiscal year ended December 31, 2009.  Under the Restricted Stock Plan, 500 shares of restricted stock vested during the fiscal year ended December 31, 2009.

401(k) Plan

The Bank offers an employee savings plan under Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may contribute up to 10% of their pre-tax compensation. For the years ended December 31, 2008 and 2009, the Bank made matching contributions equal to 50% of participant contributions up to the first 6% of pre-tax compensation of a contributing participant.  The Bank also made a contribution of 3% of pre-tax compensation for all eligible participants regardless of whether the participant made voluntary contributions to the 401(k) plan.  Participants vest immediately in both their own contributions and the Bank’s contributions.  Employee savings plan expense was $292,457 and $273,483 for 2009 and 2008, respectively.  Pursuant to the Merger Agreement with Union, the Bank’s 401(k) plan will be terminated and replaced with Union’s 401(k), in which all Company employees will be eligible to participate.

Employee Stock Ownership Plan

In 2005, the Bank established an Employee Stock Ownership Plan (the “ESOP”), for the benefit of its eligible employees.  The ESOP invests in the Common Stock of the Company, providing participants with the opportunity to participate in any increases in the value of Common Stock.  Under the ESOP, eligible employees, who are substantially all full-time employees, may be awarded shares of the Common Stock which are allocated among participants in the ESOP in proportion to their compensation.  The Board determines the total amount of compensation to be awarded under the ESOP.  That amount of compensation divided by the fair value of the Common Stock at the date the shares are transferred to the ESOP determines the number of shares contributed to the ESOP.  Dividends are allocated to participant accounts in proportion to their respective shares.  There were no amounts charged to operations during 2008 or 2009 under the ESOP.  The Company did not contribute any shares to the ESOP during 2008 or 2009.  Under the terms of the ESOP, the Company is required to repurchase shares from participants upon their death or termination of employment.  The fair value of the shares of Common Stock subject to repurchase at December 31, 2009 is less than $25,000.

Participants in the ESOP, including the Named Executive Officers, will receive $15.00 per share of Company common stock allocated to their accounts in the ESOP upon the Merger.

POST EMPLOYMENT COMPENSATION

Noncontributory Defined Benefit Pension Plan

The Bank has a noncontributory defined benefit pension plan (the “Pension Plan”) that covers substantially all employees who have completed one year of service and have attained age 21.  The benefits are based on years of service and the employee’s compensation during the last five (5) years of employment.  Prior to the Pension Plan’s curtailment described below, the Bank’s funding policy was to contribute amounts to the Pension Plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Bank determined to be appropriate from time to time.

The Pension Plan was frozen effective May 1, 2005.  No new employees will be eligible for the Pension Plan and no further benefits will be earned.  Benefits payable at normal retirement age (generally age 65) to an existing participant will be based on service and participation credit and earnings history through May 1, 2005.

Pension benefits are based upon average salary (determined as of each November 15th) during the highest five (5) consecutive plan years of services prior to the date the Pension Plan was frozen.  The amount of the annual benefit is 1.55% of average salary per year of service (to a maximum of 25 years).  This benefit formula may be modified to conform to changes in the pension laws.  Internal Revenue Code Section 401 (a)(17) limited earnings used to calculate qualified plan benefits to $210,000 for 2005.  This limit was used in the preparation of the following table.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)(1)	(e)
Joseph J. Greco	First National Bank of Litchfield Pension Plan	2	18,431	0
Carroll A. Pereira	First National Bank of Litchfield Pension Plan	19	121,070	0

1.	Column (d) – assumptions for calculating the Present Value of Accumulated Benefit:
Discount rate:	5.85%
Mortality table:	Prescribed-combined Mortality projected to 2015 used for postretirement only; no pre-retirement mortality assumption was included.

Pursuant to the Merger Agreement, all benefits under the Pension Plan will be paid by Union in accordance with the terms of the Pension Plan after the Merger.

Long Term Incentive and Deferred Compensation Plans

The Bank has entered into Long Term Incentive Retirement Agreements, as amended (the “Executive Incentive Agreements”) with its Named Executive Officers to encourage the Named Executive Officers to remain employees of the Bank.  The Executive Incentive Agreements provide for the award of deferred bonuses of from 4.6% to 16.1% of the Named Executive Officer’s base salary if the Bank’s earnings growth is at least 5% and its return on equity is at least 11%; the formula for such awards may be revised by the Board of Directors. Amounts are awarded after the end of each fiscal year.  No awards were earned with respect to the Company’s 2008 performance.  Tax-deferred earnings on such awards accrue annually at a rate equivalent to the rate of appreciation in the Company’s stock price in the preceding year, with a guaranteed minimum of 4% and a maximum of 15%.  Such awards are immediately vested with respect to 20% of the award and an additional 20% vests for each additional year of service and the award is 100% vested upon a change in control, upon termination due to disability, at normal retirement of 65 or retirement at age 55 with 20 years of service.  If the Named Executive Officer dies while serving as an Executive Officer of the Bank, the amount payable to the participant’s beneficiary is equivalent to the participant’s projected retirement benefit (as defined in the Executive Incentive Agreements).  Upon retirement, the Named Executive Officer’s total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over fifteen (15) years, during which payout period earnings continue to accrue at the rate in effect at the date of retirement; in the case of early retirement, the Named Executive Officer may elect to defer commencement of the payment of benefits, during which period earnings continue to accrue at the rate in effect at the date of early retirement.  All provisions of the Executive Retirement Agreements have been structured to be compliant with the provisions of Section 409A of the Internal Revenue Code.  The Bank has amended its Executive Retirement Agreements with the Named Executive Officers to make the Agreements compliant with the provisions of the ARRA by prohibiting any Golden Parachute while any TARP CPP funds received by the Company are outstanding.  See discussion regarding the ARRA set forth below.

Deferred amounts will be paid by Union in accordance with the terms of the Executive Incentive Agreements upon the Merger.

In concert with the Executive Incentive Agreements and the Director Incentive Agreements described below, the Bank has invested in universal cash surrender value life insurance with a cash surrender value of $10.8 million as of December 31, 2009.  The insurance policies, which were acquired on the lives of all but two (2) of the Bank’s Executive Officers, four (4) non-senior officers and all but one (1) of the Bank’s directors, are designed to recover the costs of the Bank’s Executive and Director Incentive Agreements.  The death benefits of the policies have been structured to indemnify the Bank against the death benefit provision of the Executive and Director Incentive Agreements.  The policies were paid with a single premium.  Policy cash values will earn interest at a current rate of approximately 4.0% and policy mortality costs will be charged against the cash value monthly.  There are no load or surrender charges associated with the policies.

Supplemental Retirement Plan

The Bank has entered into Supplemental Retirement Agreements with Joseph J. Greco and Carroll A. Pereira.  At December 31, 2009, accrued supplemental retirement benefits of $484,002 are recognized in the Company’s balance sheet related to the Supplement Retirement Agreement for these Executive Officers.  Upon retirement, the Supplemental Retirement Agreements provide for payments to these individuals ranging from 10% to 25% of the three-year average of the Executive Officer’s compensation prior to retirement for the life expectancy of the Executive Officer at the retirement date.  All provisions of the Supplemental Retirement Agreements have been structured to be compliant with the provisions of Section 409A of the Internal Revenue Code.  The Bank has amended its Supplemental Retirement Agreements with the Named Executive Officers to make the Agreements compliant with the provisions of the ARRA by prohibiting any Golden Parachute while any TARP funds received by the Company are outstanding.  See discussion regarding the ARRA set forth below.

Upon the Merger, any unvested benefits will vest immediately and these obligations will be assumed by Union.

Change in Control Agreements

Pursuant to the Change in Control Agreements between the Company and each of the Named Executive Officers, each Named Executive Officer is eligible to receive payments and other benefits, subject to certain conditions described below, in the event the Executive Officer is terminated, involuntarily reassigned more that fifty (50) miles from Litchfield, Connecticut, or has an involuntary reduction in compensation, duties or responsibilities during the twenty-four (24) month period following a change in control.

For purposes of the Change in Control Agreements, a “Change in Control” means the occurrence of one or more of the following events:

(a)	The acquisition of fifty percent (50%) or more of any class of equity securities of the Company by any person (or persons working in concert) or entity after the date hereof;

(b)	The acquisition of fifty percent (50%) or more of any class of equity securities of the Bank by any person or entity other than the Company;

(c)
A merger, consolidation or reorganization to which the Bank or the Company is a party, if, as a result thereof, individuals who were directors of the Bank or Holding  Company, immediately before such transaction shall cease to constitute a majority of the Board of Directors of the surviving entity;

(d)	A sale of all or substantially all of the assets of the Bank or the Company to another party;

(e)	The assumption of all or substantially all of the deposits of the Bank by another party other than the Federal Deposit Insurance Corporation; or

(f)
During any twenty-four (24) month period, individuals who at the beginning of such period constitute the Board of Directors of the Bank and the Company, cease for any reason (other than death or disability) to constitute at least a majority thereof unless the election or the nomination for election by the stockholders of the Bank and the stockholders of Company, respectively, of each new director was approved by a vote of at least a majority of the directors of the Bank or of Company as applicable, then still in office who were directors of the Bank or the Company, as applicable, at the beginning of the period.

The circumstances in which and the estimated amounts to be paid to the Named Executive Officers under the Change in Control Agreements are as follows:

(a)
If, within twenty-four (24) months after a Change in Control as defined above, shall have occurred, the Named Executive Officer’s employment with the Bank terminates or is reassigned (except by an agency acting with proper jurisdiction, or by a board of directors for cause or as a result of death, retirement or disability), then the Bank and/or its successor shall pay the Named Executive Officer within five (5) days after the date of termination an amount equal to the sum of:

(i)
Two (2) years of the Named Executive Officer’s annual compensation based upon the most recent aggregate base salary paid to the Named Executive Officer in the twelve (12) month period immediately preceding his/her termination or reassignment less amounts previously paid to the Named Executive Officer from the date of the Change in Control; plus

(ii)
Reasonable legal fees and expenses incurred by the Named Executive Officer as a result of such termination or reassignment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or reassignment or in seeking to obtain or enforce any right or benefit provided for by the Change in Control Agreement).

(b)
The Bank and/or its successors shall maintain in full force and effect for the Named Executive Officer’s continued benefit, for the two (2) year period beginning upon a Change in Control, all life insurance, medical, health and accident and disability policies, plans, programs or arrangements which were in effect immediately prior to the Change in Control.

(c)
In the event the Named Executive Officer should obtain other employment or be compensated for services rendered to any depository or lending institution, then any payments provided for in the Change in Control Agreement shall be reduced by any compensation earned by the Named Executive Officer as the result of employment or consulting after the date of termination or reassignment.

(d)
It is the intention of the parties to the Change in Control Agreements that no payments by the Bank to or for the Named Executive Officer’s benefit under the Agreements shall be non-deductible to the Bank by reason of the operation of Section 280G of the Internal Revenue Code.  Accordingly, if by reason of the operation of said Section 280G of the Internal Revenue Code, any such payments exceed the amount that can be deducted by the Bank, the amount of such payments shall be reduced to the maximum that can be deducted by the Bank.  To the extent that payments in excess of the amount that can be deducted by the Bank have been made to and for the Named Executive Officer’s benefit, they shall be refunded with interest at the applicable rate provided under Section 1274(d) of the Internal Revenue Code, or at such other rate as may be required in order that no such payment to or for the Named Executive Officer’s benefit shall be non-deductible pursuant to Section 280G of the Internal Revenue Code.  Any payments made under the Change in Control Agreements that are not deductible by the Bank as result of losses that have been carried forward by the Bank for Federal tax purposes shall not be deemed a non-deductible amount.

(e)	The Executive Agreements provide that they shall be administered in a manner, and all provisions shall be interpreted to be, compliant with Section 409A of the Internal Revenue Code.

The Company participated in the TARP CPP.  Notwithstanding the provisions of the Change in Control Agreements, so long as TARP CPP funds are outstanding, the Company is precluded from making a payment which constitutes a “Golden Parachute” payment as defined in the ARRA.  The Company has amended its Change in Control Agreements with the Named Executive Officers to make the Agreements compliant with the provisions of the ARRA by prohibiting any Golden Parachute while any TARP CPP funds received by the Company are outstanding.

Because the Merger is deemed a change in control, Union will be obligated to honor the Change in Control Agreements.

BOARD OF DIRECTORS COMPENSATION

In 2009, each director of the Company who was not an employee of the Bank, received $400 for each Board meeting attended and $350 for each committee meeting attended.  The Chairman of the Board of Directors, Mr. Boland, also received an annual retainer of $7,250 and each other non-officer director of the Company also received an annual retainer of $6,000 for serving as a director.  Directors who are employees of the Bank receive no additional compensation for their services as members of the Board or any Board committee.

Director Compensation Table
Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	(1)	($)	($)	($)	($)	($)	($)
Patrick J. Boland	24,500		-	-	-	-	-	24,500
John A. Brighenti	16,300		-	-	-	-	-	16,300
Joseph J. Greco	-	(2)	-	-	-	-	-	-
Perley H. Grimes, Jr.	18,400		-	-	-	-	-	18,400
George M. Madsen	15,300		-	-	-	-	-	15,300
Alan B. Magary	17,400		-	-	-	-	-	17,400
Gregory S. Oneglia	13,550		-	-	-	-	-	13,550
Richard E. Pugh	18,100		-	-	-	-	-	18,100
William Sweetman	11,300		-	-	-	-	-	11,300
H. Ray Underwood	20,100		-	-	-	-	-	20,100
Patricia D. Werner	12,400		-	-	-	-	-	12,400

_______________
1.	All directors’ fees are paid in cash.
2.	As an officer of the Company and Bank, Director Greco received no compensation for his services as a Director.
3.	No options were awarded in 2009 pursuant to the 1994 Stock Option Plan for Officers and outside Directors and there were no options outstanding at December 31, 2009.

Long Term Incentive and Deferred Compensation Plans

The Bank has entered into Long Term Incentive Retirement Agreements with each of its directors (the “Director Incentive Agreements”) to reward past service and encourage continued service of each director.

The Director Incentive Agreements award a director with the right to earn and defer the receipt of a bonus in an amount or percentage ranging from 14.5% to 50% of the director’s retainer, meeting fees and committee fees, depending on the return on equity and earnings growth in the preceding year, provided that there is no award if the return on equity in the preceding year is less than 11% and earnings growth in the preceding year is less than 5%.  Earnings accrue annually on such amounts at a rate equivalent to the appreciation in the Company’s stock price in the preceding year, with a guaranteed minimum of 4% and a maximum of 15%.  No awards were earned with respect to the Company’s 2007 performance.  All amounts in the Director Incentive Agreements are immediately vested with respect to 20% of the award and an additional 20% is vested for each additional year of service, with 100% vesting upon a change in control, at normal retirement at age 72, regardless of years of service, or retirement prior to age 72 with at least ten years of service.  If the director becomes disabled prior to retirement, the director will receive the entire balance in their deferral account at termination of employment.  Upon retirement, the director’s total deferred compensation, including earnings thereon, may be paid out in one lump sum, or paid in equal annual installments over ten (10) years, during which payout period earnings continue to accrue as stated above.  All provisions of the Director Incentive Agreements have been structured to be compliant with the provisions of Section 409A of the Internal Revenue Code.

Deferred amounts will be paid by Union in accordance with the terms of the Director Incentive Agreements after the Merger.

Directors’ Fees Plan

The Bank previously offered directors the option to defer their directors’ fees.  If deferred, the fees are held in a trust account with the Bank.  The Bank has no control over the trust.  The market value of the related trust assets and corresponding liability was $112,453 and $93,234 at December 31, 2009 and 2008, respectively.  During 2005, the plan was amended to cease the deferral of any future fees.  Amounts previously deferred remain in the trust.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF 5% HOLDERS OF COMMON STOCK

The following table includes certain information as of February 16, 2010 regarding the only shareholders (the “Principal Shareholder”) of the Company known to be a beneficial owner of five percent (5%) or more of the Company’s Common Stock.  Percentages are based on 2,356,875 shares of the Company’s Common Stock issued and outstanding as of March 31, 2010.

Name and Address	Number of Shares and Nature		Percent of Outstanding
of Beneficial Owner	of Beneficial Ownership (1)		Common Stock

William J. Sweetman	123,568	(2)	5.2%
101 Talmadge Lane
Litchfield, CT 06759

Loeb Arbitrage Management LP	140,059	(3)	5.9%
Loeb Arbitrage Fund
Loeb Offshore Fund Ltd.
61 Broadway
New York, NY 10006
_____________________
1.   The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise, has or shares voting power or investment power with respect to such security or has the right to acquire such voting or investment power within 60 days.
2.   As reported in the amendment to Schedule 13G filed with the SEC on February 16, 2010.  Includes 14,347 shares owned by an estate as to which Mr. Sweetman has voting power as fiduciary of said estate.
3.   As reported in the Schedule 13G filed with the SEC on February 12, 2010.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the number of shares and percentage of Common Stock beneficially owned by each current Director, each of the Executive Officers, and the Directors and Executive Officers as a group at March 31, 2010.  Percentages are based on 2,356,875 shares of the Company’s Common Stock issued and outstanding as of March 31, 2010.

Name of Beneficial Owner	Common Shares Beneficially Owned at March 31, 2010 (1)		Percent of Class
Joseph J. Greco	7,494	(2)(3)	*
Patrick J. Boland	2,021		*
John A. Brighenti	220		*
Perley H. Grimes, Jr.	15,559		*
George M. Madsen	13,985		*
Alan B. Magary	266	(4)	*
Gregory S. Oneglia	23,749	(4)	1.0%
Richard E. Pugh	54		*
William Sweetman	123,568	(5)	5.2%
H. Ray Underwood	6,500		*
Patricia D. Werner	4,866		*
Frederick R. Judd, III	762	(6)	*
Carroll A. Pereira	1,645	(4)(6)(7)	*
Matthew R. Robison	0		*
Joelene E. Smith	853	(6)(8)	*
Robert E. Teittinen	510	(6)	*

All Directors and Executive
Officers as a group (16 persons)	202,052		8.6%
____________________________
1.  The definition of beneficial owner includes any person who, directly or indirectly, through any contract, agreement or understanding, relationship or otherwise has or shares voting power or investment power with respect to such security or has the right to acquire such voting or investment power within 60 days.
2.  Includes 1,200 shares of restricted Common Stock.
3.  Includes 162 shares held in the Bank’s ESOP.
4.  Includes shares owned by, or as to which voting power is shared with, spouse or children.
5.  Includes 14,347 shares owned by an estate as to which Mr. Sweetman has voting power as fiduciary of said estate.
6.  Includes 400 shares of restricted Common Stock.
7.  Includes 95 shares held in the Bank’s ESOP.
8.  Includes 71 shares held in the Bank’s ESOP.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following schedule provides information with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2009:

Equity Compensation Plan Information
Number of
securities to be
	issued upon		Number of securities
	exercise of	Weighted average	remaining available for
	outstanding	exercise price	future issuance under
	options,	of outstanding	equity compensation plans
	warrants and	options, warrants	(excluding securities
Plan Category	rights	and rights	reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans	0	N/A	0
approved by shareholders
Equity compensation plans not	0	N/A	0
approved by shareholders
Total	0	N/A	0

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Bank has had transactions in the ordinary course of its business with directors, Executive Officers, principal shareholders and their associates on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, on terms that do not involve more than the normal risk of collectibility or present other unfavorable features.  The aggregate dollar amount of these loans was $2,077,873 and $1,650,107 at December 31, 2008 and 2009, respectively.  During 2009, $783,493 of new loans were made and repayments totaled $1,235,943.  At December 31, 2009, all loans to Executive Officers, directors, principal shareholders and their associates were performing in accordance with the contractual terms of the loans.

Perley H. Grimes, Jr., a director of the Company and the Bank, is a partner in Cramer & Anderson, a law firm which renders certain legal services to the Bank in connection with various matters.  During 2008 and 2009, the Bank paid Cramer & Anderson $8,500 and $7,000, respectively, for legal services rendered, a portion of which was reimbursed to the Bank by third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the period covering the fiscal years ended December 31, 2008 and 2009, McGladrey & Pullen, LLP and RSM McGladrey, Inc., (a separate entity which performs non-audit services,) performed the following professional services:

First Litchfield Financial Corporation Principal Accountant Fees and Services Years Ended December 31, 2009 and 2008 Description	2009	2008
Audit Fees, consist of fees for professional services rendered for the audit of the consolidated financial statements and review of financial statements included in quarterly reports on Form 10-Q, services connected with statutory and regulatory filings or engagements and FHLB Qualified Collateral Report.	$348,762	$260,653
Audit Related Fees are fees principally for professional services rendered for the audit of the Bank’s 401(k) Plan.	$19,652	$23,891
Tax Service Fees consist of fees for tax return preparation, IRS audit consultations, merger related consultation, planning and tax advice for the Company.	$41,872	$47,284
All Other Fees consist of fees for consultations on the Company’s Sarbanes-Oxley Section 404 implementation during 2008 and 2009 and merger-related consultation.	$34,579	$2,000

Independence of Principal Accountant

The Audit Committee of the Board of Directors of the Company has considered and determined that the provision of services by McGladrey & Pullen, LLP relating to audit related services, tax services and other services reported above, is compatible with maintaining the independence of such accountants.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee’s policy is to require pre-approval of all audit and non-audit services provided by the independent accountants, other than those listed under the de minimus exception.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is detailed as to a particular service or category of services and is generally subject to a specific budget.  The Audit Committee has delegated pre-approval authority to its Chairman when expeditious delivery of services is necessary.  The independent accountants and management are required to report to the full Audit Committee the extent of services provided by independent auditors in accordance with this pre-approval and the fees for the services performed to date.  All of the audited-related fees, tax fees, or other fees paid in 2009 were approved per the Audit Committee’s pre-approval policies.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(b)	Exhibits

Exhibit
No.	Exhibit

3.1
Certificate of Incorporation of First Litchfield Financial Corporation, as amended.  Exhibit is incorporated by reference to Exhibit 3.1 set forth in the Company’s Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

3.1.1
Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed December 9, 2008.  Exhibit is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008.

3.2
Bylaws of First Litchfield Financial Corporation, as amended.  Exhibit is incorporated by reference to Exhibit 3.2 set forth in the Company’s Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

4.
Specimen Common Stock Certificate.  Exhibit is incorporated by reference to Exhibit 4. set forth in the Company’s Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

4.1
Junior Subordinated Indenture dated as of June 16, 2006, between First Litchfield Financial Corporation, as issuer, and Wilmington Trust Company, as indenture trustee.  Exhibit is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

4.2
Guarantee Agreement dated as of June 16, 2006, between First Litchfield Financial Corporation, and Wilmington Trust Company.  Exhibit is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

4.3
Form of Junior Subordinated Note due 2036.  Exhibit is incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on June 30, 2006.

4.4
Amended and Restated Declaration of Trust of First Litchfield Statutory Trust I.  Exhibit is incorporated by reference to Exhibit 10.52 set forth in the Company’s Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

4.5
Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033.  Exhibit is incorporated by reference to Exhibit 10.53 set forth in the Company’s Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

4.6
Warrant to purchase Common Stock dated December 12, 2008.  Exhibit is incorporated by reference to Exhibit 4.1 set forth in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008.

10.1
Deferred Directors’ Fee Plan.  Exhibit is incorporated by reference to Exhibit 10.10 set forth in the Company’s Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on January 7, 2000.

10.2
Split Dollar Agreement with Salisbury Bank as Trustee dated November 21, 2000.  Exhibit is incorporated by reference to Exhibit 10.13 set forth in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.3
The Rabbi Trust Agreement with Salisbury Bank as Trustee dated November 21, 2000.  Exhibit is incorporated by reference to Exhibit 10.14 set forth in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

10.4
Split dollar life agreement between Joelene E. Smith and the Company.  Exhibit is incorporated by reference to Exhibit 10.47 set forth in the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

10.5
Executive Change in Control Agreement between Joseph J. Greco and the Company and the Bank dated May 26, 2006.  Exhibit is incorporated by reference to Exhibit 10.64 set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.6
Executive Change in Control Agreement between Carroll A. Pereira and the Company and the Bank dated May 26, 2006.  Exhibit is incorporated by reference to Exhibit 10.65 set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.7
Executive Change in Control Agreement between Joelene E. Smith and the Company and the Bank dated May 26, 2006.  Exhibit is incorporated by reference to Exhibit 10.66 set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.8
Executive Change in Control Agreement between Robert E. Teittinen and the Company and the Bank dated May 26, 2006.  Exhibit is incorporated by reference to Exhibit 10.67 set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.9
Executive Change in Control Agreement between Frederick F. Judd, III and the Company and the Bank dated May 26, 2006.  Exhibit is incorporated by reference to Exhibit 10.68 set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.10
Form of Employee Change in Control Agreement.  Exhibit is incorporated by reference to Exhibit 10.69 set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 14, 2006.

10.11
Executive Change in Control Agreement between Matthew R. Robison and the Company and the Bank dated May 29, 2008.  Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008.

10.12
First Litchfield Financial Corporation 2008 Restricted Stock Plan.  Exhibit is incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 30, 2008 (File No. 333-144951).

10.13
Form of First Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Joseph J. Greco, Frederick F. Judd III and Carroll A. Pereira.  Exhibit is incorporated by reference to Exhibit 10.1 set forth in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008.

10.14
Form of First Amended and Restated Director Incentive Retirement Agreements dated November 20, 2008 entered with Perley H. Grimes, Jr., George M. Madsen, Alan B. Magary, Gregory S. Oneglia, Charles E. Orr, William J. Sweetman, H. Ray Underwood, Jr., and Patricia D. Werner.  Exhibit is incorporated by reference to Exhibit 10.2 set forth in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008.

10.15
Form of First Amended and Restated Supplemental Executive Retirement Agreement dated November 20, 2008 entered with Joseph J. Greco and Carroll A. Pereira.  Exhibit is incorporated by reference to Exhibit 10.3 set forth in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008.

10.16
Form of Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Matthew R. Robison.  Exhibit is incorporated by reference to Exhibit 10.39 set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 23, 2009.

10.17
Form of Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Joelene E. Smith.  Exhibit is incorporated by reference to Exhibit 10.40 set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 23, 2009.

10.18
Form of Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Robert E. Teittinen.  Exhibit is incorporated by reference to Exhibit 10.41 set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 23, 2009.

10.19
Form of First Amended and Restated Supplemental Executive Retirement Agreement dated November 20, 2008 entered with Joelene E. Smith.  Exhibit is incorporated by reference to Exhibit 10.42 set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 23, 2009.

10.20
Form of Amended and Restated Director Incentive Retirement Agreement dated November 20, 2008 entered with Richard E. Pugh.  Exhibit is incorporated by reference to Exhibit 10.46 set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 23, 2009.

10.21
Form of Amended and Restated Executive Incentive Retirement Agreement dated November 20, 2008 entered with Patrick J. Boland.  Exhibit is incorporated by reference to Exhibit 10.47 set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 23, 2009.

10.22
Agreement and Plan of Merger dated as of October 25, 2009 by and among Union Savings Bank, First Litchfield Financial Corporation and The First National Bank of Litchfield.  Exhibit is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2009.

21.	List of Subsidiaries of First Litchfield Financial Corporation.

23.	Consent of McGladrey & Pullen, LLP.

24.	Powers of Attorney. See Signature Page.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a)/15d-14(a).

32.	Certification of Chief Executive Officer and the Chief Financial Officer of the Company pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer of the Company pursuant to §111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.

99.2	Certification of Chief Financial Officer of the Company pursuant to §111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.

(c)	Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010	FIRST LITCHFIELD FINANCIAL CORPORATION

	By:	/s/ Joseph J. Greco
Joseph J. Greco, President and
Chief Executive Officer

Dated: March 31, 2010	By:	/s/ Carroll A. Pereira
Carroll A. Pereira,
Principal Accounting Officer
and Treasurer

POWER OF ATTORNEY

Know All Persons by These Presents, that each person whose signature appears below constitutes and appoints Joseph J. Greco and Carroll A. Pereira and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph J. Greco	President, Chief Executive	03/31/10
Joseph J. Greco	Officer and Director

/s/ Patrick J. Boland	Director	03/31/10
Patrick J. Boland

/s/ John A. Brighenti	Director	03/31/10
John A. Brighenti

/s/ Perley H. Grimes, Jr.	Director	03/31/10
Perley H. Grimes, Jr.

/s/ George M. Madsen	Director	03/31/10
George M. Madsen

/s/ Alan B. Magary	Director	03/31/10
Alan B. Magary

/s/ Gregory Oneglia	Director	03/31/10
Gregory Oneglia

/s/ Richard E. Pugh	Director	03/31/10
Richard E. Pugh

/s/ William J. Sweetman	Director	03/31/10
William J. Sweetman

/s/ H. Ray Underwood	Director	03/31/10
H. Ray Underwood

/s/ Patricia D. Werner	Director	03/31/10
Patricia D. Werner